Form 10-Q
period 1996-06-30
OVERSEAS PARTNERS LTD
filed 1996-08-08
CIK 740125

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                  FORM 10 - Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -----------------



   For Quarter Ended June 30, 1996             Commission file Number 0-11538
                     -------------                                    -------


                             Overseas Partners Ltd.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Islands of Bermuda                                                N/A
  ----------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)




           Craig Appin House, Wesley Street, Hamilton HM 11, Bermuda
           ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


     Registrant's telephone number, including area code      (441) 295-0788
                                                          ---------------------



                                 Not Applicable
                -----------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


YES  X      NO
    ---        ---

                    Capital Stock, par value $.10 per share
                    ---------------------------------------
                                (Title of Class)

                            136,000,000      Shares
                           -------------------------
                         Outstanding at August 8, 1996

                         PART I, FINANCIAL INFORMATION

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

           (U.S.$ IN THOUSANDS,  EXCEPT SHARE AND PER SHARE AMOUNTS)




                                                                               June 30,       December 31,
                                                                               --------       ------------
                                                                                   1996               1995
                                                                                   ----               ----
                                                                            (Unaudited)
                                                                            -----------
ASSETS:

Cash and Investments (principally at fair value) (includes $444,571
 and $327,259 in cash and equivalents at June 30, and December 31)           $1,917,109         $1,650,291
Receivables:
 Interest, premiums and other                                                   135,711             76,776
 Rentals                                                                          4,823              4,147
Deposits with insurers                                                           54,720             63,092
Deferred acquisition costs                                                       42,942             16,332
Leasing & Real Estate:
 Operating leases with UPS                                                      310,437            314,733
 Finance leases                                                                  49,808             50,294
 Hotel                                                                          171,463            173,817
 Office building                                                                 60,920             61,776
Other assets                                                                     18,529              8,053
                                                                             ----------         ----------

Total Assets                                                                 $2.766,462         $2,419,311
                                                                             ==========         ==========

LIABILITIES & MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                                             $  275,781         $  214,207
Accounts payable and other accruals                                              38,126             25,133
Unearned premiums                                                               171,975             74,939
Deferred income taxes                                                            37,919             36,866
Debt                                                                            425,813            436,674
                                                                             ----------         ----------

Total Liabilities                                                               949,614            787,819
                                                                             ----------         ----------

Members' Equity:
Preference stock, par value $0.10 per share;
 authorized 200,000,000 shares; none issued                                         ---                ---
Common stock, par value $0.10 per share;
 authorized 900,000,000 shares; issued and
 outstanding, 136,000,000 shares                                                 13,600             13,600
Contributed surplus                                                              25,331             25,331
Retained earnings                                                             1,777,917          1,592,561
                                                                             ----------         ----------

Total Members' Equity                                                         1,816,848          1,631,492
                                                                             ----------         ----------

Total Liabilities & Members' Equity                                          $2,766,462         $2,419,311
                                                                             ==========         ==========


                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME

                (U.S.$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                          Three Months Ended June 30,  Six Months Ended June 30,
                                          ---------------------------  -------------------------
                                              1996         1995           1996           1995
                                              ----         ----           ----           ----
REINSURANCE:
 Reinsurance premiums written                 $181,847   $174,027      $ 354,450       $315,710
 Change in unearned premiums                   (50,331)   (58,821)       (97,036)       (87,351)
                                              --------   --------      ---------       --------
 Premiums earned                               131,516    115,206        257,414        228,359
 Losses and loss expenses                      (56,190)   (47,103)      (109,451)       (91,119)
 Reinsurance commissions and taxes             (14,148)   (10,400)       (27,935)       (20,926)
                                              --------   --------      ---------       --------
   Reinsurance underwriting income              61,178     57,703        120,028        116,314
                                              --------   --------      ---------       --------

LEASING & REAL ESTATE:
 Revenue:
   Operating leases with UPS                    10,666      9,147         21,481         20,154
   Finance leases                                1,045      1,079          2,096          2,138
   Hotel                                        20,893     20,336         37,210         33,791
   Office building                               2,490        ---          5,272            ---
 Depreciation                                   (4,006)    (3,290)        (8,153)        (6,578)
 Operating and maintenance expenses            (17,118)   (15,723)       (32,954)       (28,726)
                                              --------   --------      ---------       --------
  Leasing and real estate operating income      13,970     11,549         24,952         20,779
                                              --------   --------      ---------       --------

INVESTMENT INCOME:
 Interest from debt securities                  16,728     19,778         30,454         42,948
 Net gain (loss) on sale of investments         (2,570)     7,336         (1,084)         5,419
 Net change in unrealized gain on investments   20,900        ---         30,183            ---
 Amortization of held-to-maturity securities     1,108      1,017          2,193          2,012
 Dividends                                       4,098        669          7,457          1,338
                                              --------   --------      ---------       --------
  Investment income                             40,264     28,800         69,203         51,717
                                              --------   --------      ---------       --------

INTEREST EXPENSE                               (10,271)    (9,005)       (22,067)       (17,991)
ADMINISTRATIVE EXPENSES                         (2,772)    (2,061)        (5,707)        (4,047)
                                              --------   --------      ---------       --------

INCOME BEFORE INCOME TAXES                     102,369     86,986        186,409        166,772

INCOME TAXES - DEFERRED                         (1,871)      (975)        (1,053)          (769)
                                              --------   --------      ---------       --------

   NET INCOME                                 $100,498   $ 86,011      $ 185,356       $166,003
                                              ========   ========      =========       ========

NET INCOME PER SHARE                          $    .74   $    .63      $    1.36       $   1.22
                                              ========   ========      =========       ========




                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED MEMBERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                              (U.S.$ IN THOUSANDS)
                                  (UNAUDITED)


                             Preference               Common Stock               Contributed    Retained
                               Stock            Shares            Amount           Surplus      Earnings
                               -----            ------            ------           -------      --------
Balance - January 1, 1995   $       ---         139,000        $  13,900          $25,331      $1,332,702

Net Income                          ---             ---              ---              ---         166,003

Retirement of common stock          ---          (3,000)            (300)             ---         (29,340)

Change in unrealized gain
on investments                      ---             ---              ---              ---             ---
                            -----------        --------        ---------          -------      ----------
Balance - June 30, 1995     $       ---         136,000        $ 13,600           $25,331      $1,469,365
                            ===========        ========        =========          =======      ==========

Balance - January 1, 1996   $       ---         136,000        $  13,600          $25,331      $1,592,561

Net Income                          ---             ---              ---              ---         185,356
                            -----------        --------        ---------          -------      ----------
Balance - June 30, 1996     $       ---         136,000        $  13,600          $25,331      $1,777,917
                            ===========        ========        =========          =======      ==========

                                               Unrealized               Total
                                                 Gain on            Members' Equity
                                               Investments          --------------
                                               -----------
Balance - January 1, 1995                      $1,998                $1,373,931

Net Income                                        ---                   166,003

Retirement of common stock                        ---                  (29,640)

Change in unrealized gain
on investments                                  3,091                     3,091
                                               ------                ----------

Balance - June 30, 1995                        $5,089                $1,513,385
                                               ======                ==========

Balance - January 1, 1996                      $  ---                $1,631,492

Net Income                                        ---                   185,356
                                               ------                ----------

Balance - June 30, 1996                        $  ---                $1,816,848
                                               ======                ==========


                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                              (U.S.$ IN THOUSANDS)
                                  (UNAUDITED)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                    1996                       1995
                                                    ----                       ----
  CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                      $ 185,356                  $ 166,003
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation                                       8,153                      6,578
   Income taxes - deferred                            1,053                        769
   Net loss (gain) on sale of investments             1,084                     (5,419)
   Net change in unrealized gain on investments     (30,183)                       ---
   Proceeds from sale of investments                483,364                        ---
   Purchases of investments                        (598,051)                       ---
   Other                                             (5,204)                    (1,226)
  Changes in assets and liabilities:
   Interest, premiums and other receivables         (58,935)                   (73,473)
   Rentals receivable                                  (676)                    (4,245)
   Deposits with insurers                             8,372                     22,377
   Deferred acquisition costs                       (26,610)                   (16,938)
   Other assets                                     (10,476)                       649
   Accrued losses and loss expenses                  61,574                    (17,273)
   Accounts payable and other accruals               12,993                     (5,065)
   Unearned premiums                                 97,036                     87,351
                                                  ---------                  ---------

  NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES    128,850                    160,088
                                                  ---------                  ---------

  CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from maturities and sale of investments     ---                  1,130,044
   Purchases of investments                             ---                   (997,460)
   Proceeds from termination of finance leases          ---                     14,541
   Additions to fixed assets                           (648)                    (1,742)
                                                  ---------                  ---------

  NET CASH FLOW PROVIDED (USED) BY INVESTING           (648)                   145,383
     ACTIVITIES                                   ---------                  ---------

  CASH FLOW FROM FINANCING ACTIVITIES:
   Retirement of common stock                           ---                    (29,640)
   Repayment of debt                               (120,890)                      (630)
   Borrowings                                       110,000                        ---
                                                  ---------                  ---------

  NET CASH FLOW USED BY FINANCING ACTIVITIES        (10,890)                   (30,270)
                                                  ---------                  ---------

  NET INCREASE IN CASH AND CASH EQUIVALENTS         117,312                    275,201

  CASH AND CASH EQUIVALENTS:
   BEGINNING OF PERIOD                              327,259                    420,051
                                                  ---------                  ---------

   END OF PERIOD                                  $ 444,571                  $ 695,252
                                                  =========                  =========

  AMOUNTS PAID FOR:
   U.S. income taxes                              $      96                  $     320
                                                  =========                  =========

   Interest                                       $  21,291                  $  25,684
                                                  =========                  =========

               See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. ("OPL") and its subsidiaries (collectively "Overseas"). All of OPL's subsidiaries are wholly-owned. Intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with accounting principles generally accepted in the United States of America. The operating leases are with subsidiaries of United Parcel Service of America Inc. ("UPS").

     Overseas is engaged in the property, casualty and life reinsurance business and in the leasing and real estate business.

     Net income per share is based on 136,000,000 shares at June 30, 1996 and 1995.

2. OPL is incorporated under the laws of the Islands of Bermuda and does not consider itself to be engaged in a trade or business in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the United States, primarily Overseas Partners Capital Corp.("OPCC"), and as a result it, but not OPL, is subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

     The United States Internal Revenue Service (IRS) has issued a Notice of Deficiency with respect to the year 1984 in which it asserted that OPL is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest. OPL contested the proposed assessment of tax in the Notice of Deficiency on August 18, 1995 by filing a Petition in the United States Tax Court. The IRS has also asserted that OPL is subject to U.S. taxation and has proposed an assessment of $240 million of tax for the years 1985 through 1987, plus penalties and interest.
     The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. Pending resolution of the matter, the IRS may take similar positions for all subsequent years. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It will vigorously contest the Notice of Deficiency for 1984, the proposed assessment for the years 1985 through 1987 and any future assessments.

3. OPL's Common stock is subject, on certain dispositions, to its right of first refusal and to a right to purchase its shares in certain circumstances. Prior to August 7,1996, these rights were enjoyed by UPS. In 1995, OPL purchased from UPS, at book value per share, 3,000,000 shares of its Common stock and constructively retired them.

4. The Annual Meeting of Shareowners was held on August 7, 1996. The appointment of Deloitte & Touche, Chartered Accountants, as Auditors of the Company was approved by a vote of 129,401,155 for, 1,255,314 against and 510,154 abstaining.

5.   Cash and Investments consist of:  (000's omitted)

                                       June 30,  December 31,
                                       --------  ------------
                                           1996          1995
                                           ----          ----
                Trading              $1,865,205    $1,600,580
                Held-to-maturity         51,904        49,711
                                     ----------    ----------
                                     $1,917,109    $1,650,291
                                     ==========    ==========

6. On June 6, 1996, OPCC obtained permanent non recourse financing for the Marriott Copley Place hotel in Boston. The note matures in 2006 and bears interest at 8.39% per annum.

7. In the opinion of Overseas, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the financial position of Overseas as of June 30, 1996 and the results of operations for the three months and the six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the three months and the six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

8. The Bermuda Insurance Act of 1978 and related Regulations require OPL to maintain a minimum solvency margin and a liquidity ratio. For the three months and the six months ended June 30, 1996 and 1995, OPL met these requirements and there were no significant restrictions on retained earnings due to these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (TRANSACTED IN U.S. DOLLARS)

OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

REINSURANCE:

Reinsurance premiums written increased $181.8 million for the three months ended June 30, 1996, from $174.0 million in the same period of 1995. The increase of $7.8 million was due to the growth in excess value premiums of $7.7 million, decreased workers' compensation reinsurance premiums written of $15.3 million and an increase in other reinsurance premiums written of $15.4 million. Excess value reinsurance premiums increased due to an 8.8% increase in the volume of units purchased over 1995. Workers' compensation reinsurance premiums written decreased due to a change in the program's coverage period and renewal date from May 31, 1997 to December 31, 1996. The increase in other reinsurance premiums written was primarily the result of a new treaty which contributed $7.0 million in premiums written in 1996 and increased premiums of $8.4 million on the renewal of existing programs and discontinued programs. Reinsurance premiums earned increased by 14.1% to $131.5 million in the quarter ended June 30, 1996, from $115.2 million in the same period of 1995. The increase of $16.3 million was primarily due to the growth in excess value premiums of $7.7 million and increased premiums in other reinsurance programs of $7.7 million. The increase in other reinsurance premiums earned was primarily the result of two new treaties added which contributed $11.5 million in premiums in 1996, partially offset by reduced premiums of $5.2 million from four reinsurance programs which were discontinued in 1995 and are currently in run-off.
The increase in reinsurance underwriting income of $3.5 million over 1995 was primarily due to excess value reinsurance.

LEASING & REAL ESTATE:

Leasing & real estate income increased by $2.4 million over 1995. Leasing and real estate revenue increased by $3.0 million over 1995 mainly as a result of increased hotel sales of $0.5 million due to higher occupancy and higher room rates. In addition the Company purchased an office building in November 1995 which generated rents of $2.5 million for 1996 with no results of operations included for the same period in 1995. Operating lease rents with UPS increased $1.5 million due to increased rents resulting from the expansion of the data processing facility. Operating expenses increased due to increased hotel operating expenses, increased costs at the data processing facility due to its expansion, and operating costs for the new building added in November 1995.

INVESTMENT INCOME:

In November 1995, the Company took steps to increase the diversification of its investment portfolio by adding an allocation of common stocks primarily U.S. equities. Effective December 31, 1995, the Company reclassified its available-for-sale portfolio as trading securities and caused changes in unrealized gains and losses to be reported as income and not as a separate component of Members' Equity. The investments results for 1996 reflect the effects which are highlighted when comparing results to the same period last year.
Investment income increased $11.4 million over 1995 primarily due to increased unrealized gains on investments of $20.9 million and increased dividends on real estate investment trust securities and equity securities of $3.4 million. Unrealized gains on the equity portfolio were $20.5 million and unrealized gains in the bond portfolio were $0.4 million. These increases were partially offset by reduced realized gains on sale of investments of $9.9 million and a $3.0 million decrease in interest from debt securities, primarily due to a lower allocation of investments in fixed income securities of 57% in 1996 instead of almost 100% in 1995.

INTEREST EXPENSE:

Interest expense increased from $9.0 million to $10.3 million in 1996 primarily due to the assumption of additional debt in connection with the acquisition of the office building and additional hedging costs on the refinancing of the hotel debt.

ADMINISTRATIVE EXPENSES:

General and administrative expenses increased from $2.1 million to $2.8 million in 1996 primarily due to increased investment expenses associated with the larger investment portfolio and the new investment asset classes, primarily equities.

NET INCOME:

Net income for 1996 increased by $14.5 million over 1995. Net income per share was $0.74, a $0.11 per share increase over 1995.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (TRANSACTED IN U.S. DOLLARS)

OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

REINSURANCE:

Reinsurance premiums written increased to $354.5 million for the six months ended June 30, 1996, from $315.7 million in the same period of 1995. The increase of $38.8 million was due to the growth in excess value premiums of $11.6 million, decreased workers' compensation reinsurance premiums written of $15.3 million and an increase in other reinsurance premiums written of $42.5 million. Excess value reinsurance premiums increased due to a 6.6% increase in the volume of units purchased over 1995. Workers' compensation reinsurance premiums written decreased due to a change in the program's coverage period and renewal date from May 31, 1997 to December 31, 1996. The increase in other reinsurance premiums written was primarily the result of two new treaties added which contributed $64.7 million in premiums written in 1996, and increased premiums of $9.9 million on the renewal of existing programs. This premium increase was offset by reduced premiums of $32.1 million from four reinsurance programs which were discontinued in 1995 and are currently in run-off. Reinsurance premiums earned increased by 12.7% to $257.4 million in the six months ended June 30, 1996, from $228.4 million in the same period of 1995.
The increase of $29.0 million was primarily due to the growth in excess value premiums of $11.6 million, increased workers' compensation premiums earned of $2.7 million and increased premiums earned in other reinsurance programs of $14.7 million.
The increase in other reinsurance premiums earned was primarily the result of two new treaties added which contributed $22.7 million in premiums earned in 1996 and increased premiums of $3.2 million on the renewal of existing programs. This premium increase was offset by reduced premiums of $11.2 million on discontinued programs. The increase in reinsurance underwriting income of $3.7 million over 1995 was primarily due to excess value reinsurance.

LEASING & REAL ESTATE:

Leasing & real estate income increased by $4.2 million over 1995. Leasing and real estate revenue increased by $8.6 million over 1995 mainly as a result of increased hotel sales of $3.4 million due to higher occupancy and higher room rates. In addition, the Company purchased an office building in November 1995 which generated rents of $5.2 million for 1996 with no results of operations included for the same period in 1995. Operating lease rents with UPS increased $1.3 million due to increased rents resulting from the expansion of the data processing facility. Operating expenses increased due to increased hotel operating expenses, increased costs at the data processing facility due to its expansion and severe weather in the first quarter, and operating costs for the new building added in November 1995.

INVESTMENT INCOME:

The investment results for the six months ended June 30, 1996, reflect the effects of the diversification steps taken in November 1995 and the reclassification of the investments as trading securities with the corresponding reporting of unrealized gains and losses as income and not as a separate component of Members' Equity. Investment income increased by $17.5 million over 1995 primarily due to increased unrealized gains on investments of $30.2 million and increased dividends on real estate investment trust securities and equity securities of $6.1 million. Unrealized gains on the equity portfolio were $47.4 million and were partially offset by unrealized losses in the bond portfolio of $17.2 million due to declines in carrying values from increased yields during the period. These increases were partially offset by reduced realized gains on sale of investments of $6.5 million and a $12.5 million decrease in interest from debt securities, primarily due to a lower allocation of investments in fixed income securities of 55% in 1996 instead of almost 100% in 1995.

INTEREST EXPENSE:

Interest expense increased from $18.0 million to $22.0 million in 1996 primarily due to the assumption of additional debt in connection with the acquisition of the office building and additional hedging costs on the refinancing of the hotel debt.

ADMINISTRATIVE EXPENSES:

General and administrative expenses increased from $4.0 million to $5.7 million in 1996 primarily due to increased investment expenses associated with the larger investment portfolio and the new investment asset classes, primarily equities.

NET INCOME:

Net income for 1996 increased by $19.3 million over 1995. Net income per share was $1.36, a $0.14 per share increase over 1995.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (TRANSACTED IN U.S. DOLLARS)

LIQUIDITY AND CAPITAL RESOURCES


Overseas believes that its investments and cash flow from operations are adequate sources of capital and liquidity for the payment of claims and the conduct of its existing leasing, real estate and hotel operations. Overseas further believes that its strong capital position will permit continued expansion of its reinsurance business, should appropriate opportunities arise. In the event Overseas decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or by outside borrowing which Overseas believes would be readily available to it.

Overseas' investment policies are designed to achieve high levels of current income while maintaining liquidity and preserving principal. Overseas primarily invests in highly liquid debt securities of governments, government agencies, financial institutions and utilities in its fixed income portfolio and in stocks drawn mainly from within the S&P 500 Index for its equity portfolio. Increases in interest rates could have a negative effect on the value of the bonds and equities comprised within its investment portfolio. However, Overseas expects that increases in interest rates will have no material, adverse effect on overall liquidity.

Because the liquidity of Overseas' investments permits Overseas to respond quickly to changing market conditions, Overseas' investments are not significantly affected by inflation. Inflation, including inflation in damage awards and costs, can substantially increase the ultimate cost of settlement in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. On the other hand, investment income is earned on the funds retained for a period of time until eventual payment of a claim.

Overseas believes that its borrowing capabilities and cash flows from reinsurance, investments and leasing and real estate operations will be a sufficient source of capital for its ongoing operations. On a long term basis, Overseas believes that its resources and available credit capability will continue to be adequate to meet any obligations likely to arise under its existing lines of business, and that its resources are sufficient to allow it to underwrite additional reinsurance business as well as to acquire additional capital assets in the future.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                          PART II, OTHER INFORMATION



ITEM 5 - OTHER INFORMATION

The Annual Meeting of Shareholders was held on August 7, 1996.

1. OPL's Bye-laws 40 and 12(7) were amended by a vote of 129,245,912 for, 1,243,507 against and 677,204 abstaining. These amendments allow OPL to replace United Parcel Service of America, Inc. ("UPS") as the entity having rights thereunder to repurchase OPL's stock.

2. Bye-law 40A was adopted by a vote of 129,596,632 for, 893,716 against and 676,275 abstaining. This Bye-law provides OPL the rights to repurchase shares of OPL's stock hereafter distributed by OPL pursuant to stock purchase plans maintained by OPL or UPS.

3. Bye-law 40B was adopted by a vote of 129,226,433 for, 824,618 against and 1,115,572 abstaining. This Bye-law gives OPL rights to repurchase shares of OPL's stock distributed on or after August 7, 1996. These rights apply to shares not already covered by Bye-laws 40 or 40A.

4. A number of other amendments to the Bye-laws were approved by a vote of 129,883,974 for, 491,650 against and 790,999 abstaining. These amendments clarify certain provisions of the Bye-laws and permit OPL to take advantage of changes in Bermuda law.

5. Advances, not to exceed $100 million, to First Union Bank ("First Union") as Custodian of OPL's shares was approved by a vote of 128,973,759 for, 1,555,317 against and 637,547 abstaining. These advances will fund stock purchases and pay First Union's fees for services.

6. The appointment of Deloitte & Touche, Chartered Accountants, as auditors of Overseas was approved by a vote of 129,401,155 for, 1,255,314 against and 510,154 abstaining.





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                a)   Exhibits:
                     27 - Financial Data Schedule (for SEC use only).
                b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.





Date: August 8, 1996                OVERSEAS PARTNERS LTD.
Signed in Hamilton, Bermuda




                                    By:     /s/ BRUCE M. BARONE
                                    -------------------------------------
                                    Bruce M. Barone,
                                    Chief Executive Officer and President