Form 10-Q
period 1996-09-30
OVERSEAS PARTNERS LTD
filed 1996-11-12
CIK 740125

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              ------------------

FOR QUARTER ENDED  SEPTEMBER 30, 1996        COMMISSION FILE NUMBER 0-11538
                  --------------------                              -------


                             OVERSEAS PARTNERS LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Islands of Bermuda                                            N/A
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


           Craig Appin House, Wesley Street, Hamilton HM 11, Bermuda
--------------------------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)


          Registrant's telephone number, including area code  (441) 295-0788
                                                             -----------------

                                 Not Applicable
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report

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

                              135,000,000  Shares
                        -------------------------------
                        Outstanding at November 8, 1996

                         PART I, FINANCIAL INFORMATION

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

           (U.S.$ IN THOUSANDS,  EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                       -------------       ------------
                                                                                           1996                1995
                                                                                       -------------       ------------
                                                                                        (UNAUDITED)
                                                                                       -------------
ASSETS:

Cash and Investments (principally at fair value) (includes $383,816
  and $327,259 in cash and equivalents at September 30 and December 31)                 $1,766,255          $1,650,291
Receivables:
  Interest, premiums and other                                                             104,744              76,776
  Rentals                                                                                   15,255               4,147
Deposits with insurers                                                                      54,726              63,092
Deferred acquisition costs                                                                  34,937              16,332
Leasing & Real Estate:
  Operating leases with UPS                                                                308,289             314,733
  Finance leases                                                                            49,557              50,294
  Hotel                                                                                    170,356             173,817
  Office buildings                                                                         183,377              61,776
Other assets                                                                                23,337               8,053
                                                                                        ----------          ----------

Total Assets                                                                            $2,710,833          $2,419,311
                                                                                        ==========          ==========

LIABILITIES & MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                                                        $  274,591          $  214,207
Accounts payable and other accruals                                                         34,705              25,133
Unearned premiums                                                                          137,611              74,939
Deferred income taxes                                                                       40,870              36,866
Debt                                                                                       425,065             436,674
                                                                                        ----------          ----------

Total Liabilities                                                                          912,842             787,819
                                                                                        ----------          ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued                                                   ---                 ---
Common stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 135,000,000 shares in 1996 and
  136,000,000 shares in 1995                                                                13,500              13,600
Contributed surplus                                                                         25,331              25,331
Retained earnings                                                                        1,759,160           1,592,561
                                                                                        ----------          ----------

Total Members' Equity                                                                    1,797,991           1,631,492
                                                                                        ----------          ----------

Total Liabilities & Members' Equity                                                     $2,710,833          $2,419,311
                                                                                        ==========          ==========


                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                        STATEMENT OF CONSOLIDATED INCOME

                 (U.S.$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                    Three Months Ended September 30,   Nine Months Ended September 30,
                                                    --------------------------------   -------------------------------
                                                          1996             1995             1996             1995
                                                          ----             ----             ----             ----
REINSURANCE:
 Reinsurance premiums written                          $ 96,557         $ 92,633         $451,007         $408,344
 Change in unearned premiums                             34,363           25,986          (62,673)         (61,366)
                                                       --------         --------         --------         --------
 Premiums earned                                        130,920          118,619          388,334          346,978
 Losses and loss expenses                               (57,672)         (48,943)        (167,123)        (140,062)
 Reinsurance commissions and taxes                      (10,068)          (8,369)         (38,003)         (29,295)
                                                       --------         --------         --------         --------
  Reinsurance underwriting income                        63,180           61,307          183,208          177,621
                                                       --------         --------         --------         --------

LEASING & REAL ESTATE:
 Revenue:
  Operating leases with UPS                              10,432           10,108           31,913           30,262
  Finance leases                                          1,063            1,062            3,159            3,200
  Hotel                                                  19,766           18,241           56,976           52,032
  Office buildings                                        4,133              ---            9,405              ---
 Depreciation                                            (4,285)          (3,289)         (12,438)          (9,867)
 Operating and maintenance expenses                     (17,562)         (14,423)         (50,516)         (43,149)
                                                       --------         --------         --------         --------
  Leasing and real estate operating income               13,547           11,699           38,499           32,478
                                                       --------         --------         --------         --------

INVESTMENT INCOME:
 Interest from debt securities                           13,722           20,441           44,176           63,388
 Net gain on sale of investments                          2,195            1,916            1,111            7,336
 Net change in unrealized gain on investments            10,599              ---           40,782              ---
 Amortization of held-to-maturity securities              1,133            1,039            3,326            3,050
 Dividends                                                3,539              669           10,996            2,008
                                                       --------         --------         --------         --------
  Investment income                                      31,188           24,065          100,391           75,782
                                                       --------         --------         --------         --------

INTEREST EXPENSE                                         (9,782)          (8,678)         (31,849)         (26,669)

ADMINISTRATIVE EXPENSES                                  (4,119)          (2,102)          (9,826)          (6,150)
                                                       --------         --------         --------         --------

INCOME BEFORE INCOME TAXES                               94,014           86,291          280,423          253,062

INCOME TAXES - DEFERRED                                  (2,951)          (1,005)          (4,004)          (1,773)
                                                       --------         --------         --------         --------

    NET INCOME                                         $ 91,063         $ 85,286         $276,419         $251,289
                                                       ========         ========         ========         ========

NET INCOME PER SHARE                                   $    .67         $    .63         $   2.05         $   1.85
                                                       ========         ========         ========         ========



                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                   STATEMENT OF CONSOLIDATED MEMBERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (U.S.$ IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                         Unrealized       Total
                                       Preference        Common Stock        Contributed     Retained      Gain on       Members'
                                         Stock        Shares       Amount      Surplus       Earnings    Investments      Equity
                                       ----------    -------      -------    -----------    ----------   -----------    ----------
Balance - January 1, 1995                $  ---      139,000      $13,900      $25,331      $1,332,702     $ 1,998      $1,373,931

Net Income                                  ---          ---          ---          ---         251,289         ---         251,289

Dividend declared ($.60 per share)          ---          ---          ---          ---         (81,600)        ---         (81,600)

Retirement of common stock                  ---       (3,000)        (300)         ---         (29,340)        ---         (29,640)

Change in unrealized gain on
investments                                 ---          ---          ---          ---             ---      10,873          10,873
                                         ------      -------      -------      -------      ----------     -------      ----------

Balance - September 30, 1995             $  ---      136,000      $13,600      $25,331      $1,473,051     $12,871      $1,524,853
                                         ======      =======      =======      =======      ==========     =======      ==========


Balance - January 1, 1996                $  ---      136,000      $13,600      $25,331      $1,592,561     $   ---      $1,631,492

Net Income                                  ---          ---          ---          ---         276,419         ---         276,419

Dividend declared ($.72 per share)          ---          ---          ---          ---         (97,920)        ---         (97,920)

Retirement of common stock                  ---       (1,000)        (100)         ---         (11,900)        ---         (12,000)
                                         ------      -------      -------      -------      ----------     -------      ----------

Balance - September 30, 1996             $  ---      135,000      $13,500      $25,331      $1,759,160     $   ---      $1,797,991
                                         ======      =======      =======      =======      ==========     =======      ==========



                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS

                              (U.S.$ IN THOUSANDS)
                                  (UNAUDITED)


                                                                  Nine Months Ended September 30,
                                                                  -------------------------------
                                                                       1996             1995
                                                                       ----             ----
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                           $ 276,419       $  251,289
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                                          12,438            9,867
  Income taxes - deferred                                                4,004            1,773
  Net loss (gain) on sale of investments                                (1,111)          (7,336)
  Net change in unrealized gain on investments                         (40,782)             ---
  Proceeds from sale of investments                                    937,272              ---
  Purchases of investments                                            (948,184)             ---
  Other                                                                 (5,822)          (3,259)
Changes in assets and liabilities:
  Interest, premiums and other receivables                             (27,968)         (55,464)
  Rentals receivable                                                   (11,108)         (14,353)
  Deposits with insurers                                                 8,366            2,372
  Deferred acquisition costs                                           (18,605)         (10,397)
  Other assets                                                         (15,284)            (723)
  Accrued losses and loss expenses                                      60,384           (2,572)
  Accounts payable and other accruals                                    9,572            2,395
  Unearned premiums                                                     62,672           61,366
                                                                     ---------       ----------

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                         302,263          234,958
                                                                     ---------       ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from maturities and sale of investments                         ---        1,553,879
  Purchases of investments                                                 ---       (1,443,299)
  Proceeds from termination of finance leases                              ---           14,541
  Acquisition of office building                                      (122,887)             ---
  Additions to fixed assets                                             (1,247)          (1,978)
                                                                     ---------       ----------

NET CASH FLOW PROVIDED (USED) BY INVESTING ACTIVITIES                 (124,134)         123,143
                                                                     ---------       ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Retirement of common stock                                           (12,000)         (29,640)
  Repayment of debt                                                   (121,652)            (953)
  Borrowings                                                           110,000              ---
  Dividends paid                                                       (97,920)         (81,600)
                                                                     ---------       ----------

NET CASH FLOW USED BY FINANCING ACTIVITIES                            (121,572)        (112,193)
                                                                     ---------       ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               56,557          245,908

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                  327,259          420,051
                                                                     ---------       ----------

  END OF PERIOD                                                      $ 383,816       $  665,959
                                                                     =========       ==========

AMOUNTS PAID FOR:
  U.S. income taxes                                                  $     163       $      547
                                                                     =========       ==========

  Interest                                                           $  33,281       $   30,848
                                                                     =========       ==========


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

         Net income per share is based on 135,000,000 shares at September 30, 1996 and 136,000,000 shares at September 30, 1995.

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

3. OPL's Common stock is subject, on certain dispositions, to its right of first refusal and to a right to purchase its shares in certain circumstances. Prior to August 7,1996, these rights were enjoyed by UPS. In 1996 and 1995, OPL purchased, at book value per share, 1,000,000 and 3,000,000 shares, respectively, of its Common stock and constructively retired them.


4.       Cash and Investments consist of: (000's omitted)

                                               September 30,        December 31,
                                               -------------        ------------
                                                    1996                1995
                                                    ----                ----
                 Trading                        $ 1,713,218         $ 1,600,580
                 Held-to-maturity                    53,037              49,711
                                                -----------         -----------
                                                $ 1,766,255         $ 1,650,291
                                                ===========         ===========


5. In August 1996, OPCC purchased an office building in Atlanta, Georgia, for $122.7 million. The purchase price was allocated to the various asset categories, following an independent appraisal. OPCC obtained permanent financing for the office building in October 1996.

6. In the opinion of Overseas, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the financial position of Overseas as of September 30, 1996 and the results of operations for the three months and the nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the three months and the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

7. The Bermuda Insurance Act of 1978 and related Regulations require OPL to maintain a minimum solvency margin and a liquidity ratio. For the three months and the nine months ended September 30, 1996 and 1995, OPL met these requirements and there were no significant restrictions on retained earnings due to these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (TRANSACTED IN U.S. DOLLARS)

OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REINSURANCE:

Reinsurance premiums written increased to $96.6 million for the three months ended September 30,1996, from $92.6 million in the same period of 1995. The increase of $4.0 million was due to growth in excess value premiums of $6.1 million, decreased workers' compensation reinsurance premiums written of $3.8 million and an increase in other reinsurance premiums written of $1.7 million. Excess value reinsurance premiums increased due to a 6.9% increase in excess value units over 1995. Workers' compensation reinsurance premiums written decreased due to a lower premium adjustment in 1996 as compared to 1995. The increase in other reinsurance premiums written was primarily the result of programs discontinued in 1995 which are currently in run-off. The increase in reinsurance underwriting income of $1.9 million over 1995 was primarily due to excess value reinsurance.

LEASING AND REAL ESTATE:

Leasing and real estate income increased by $1.8 million over 1995. Leasing and real estate revenue increased by $6.0 million over 1995. The Company purchased office buildings in November 1995 and August 1996, which generated rents of $4.1 million for 1996 with no results of operations included for the same period in 1995. Hotel sales increased $1.6 million due to higher occupancy and higher room rates. Operating lease rents with UPS increased $0.3 million due to increased rents resulting from the expansion of the data processing facility. Operating expenses increased due to increased hotel operating expenses, increased costs at the data processing facility due to its expansion, and operating costs for the new buildings added after the third quarter of 1995.

INVESTMENT INCOME:

The investment results for the three months ended September 30,1996, reflect the effects of the diversification steps taken in November 1995 and the reclassification of our investments as trading securities with the corresponding reporting of unrealized gains and losses as income instead of a separate component of Members' Equity. Investment income increased by $7.1 million over 1995 primarily due to increased unrealized gains on investments of $10.6 million, increased dividends on real estate investment trust securities and equity securities of $2.8 million and increased realized gains on sale of investments of $0.3 million. Unrealized gains on the equity portfolio were $6.6 million and unrealized gains in the bond portfolio were $4.0 million. These increases were partially offset by a $6.7 million decrease in interest income from debt securities, primarily due to a lower allocation of investments in fixed income securities of 53% in 1996 instead of almost 100% in 1995.

INTEREST EXPENSE:

Interest expense increased from $8.7 million to $9.8 million in 1996 primarily due to the assumption of additional debt in connection with the acquisition of an office building and additional hedging costs on the refinancing of the hotel debt.

ADMINISTRATIVE EXPENSES:

General and administrative expenses increased from $2.1 million to $4.1 million in 1996 primarily due to increased investment expenses associated with the larger investment portfolio and the equities asset class and additional costs for shareowners services.

NET INCOME:

Net income increased by $5.8 million over 1995 due to improved earnings in all segments, with the greatest improvement reported in our investment activities. Net income per share was 67 cents, a 4 cent per share increase over 1995.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (TRANSACTED IN U.S. DOLLARS)

OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

REINSURANCE:

Reinsurance premiums written increased to $451.0 million in the nine months ended September 30, 1996, from $408.3 million in the same period of 1995. The increase of $42.7 million was due to growth in excess value premiums of $17.7 million, decreased workers' compensation reinsurance premiums written of $19.0 million and an increase in other reinsurance premiums written of $44.0 million. Excess value reinsurance premiums increased due to a 6.7% increase in excess value units over 1995. Workers' compensation reinsurance premiums written decreased due to a change in the program's coverage period and renewal date from May 1, 1997 to December 31, 1996. The increase in other reinsurance premiums written was primarily the result of two new treaties added which contributed $64.7 million in premiums written in 1996, and increased premiums of $5.2 million on the renewal of existing programs. This premium increase was offset by reduced premiums of $25.9 million from four reinsurance programs which were discontinued in 1995 and are currently in run-off. The increase in reinsurance underwriting income of $5.6 million is primarily due to excess value and other reinsurance.

LEASING AND REAL ESTATE:

Leasing and real estate income increased by $6.0 million over 1995. Leasing and real estate revenue increased by $16.0 million over 1995. The Company purchased office buildings in November 1995 and August 1996, which generated rents of $9.4 million for 1996 with no results of operations included for the same period in 1995. Hotel sales increased $4.9 million due to higher occupancy and higher room rates. Operating lease rents with UPS increased $1.7 million due to increased rents resulting from the expansion of the data processing facility. Operating expenses increased due to increased hotel operating expenses, increased costs at the data processing facility due to its expansion and severe weather in the first quarter, and operating costs for the new buildings added after the last quarter of 1995.

INVESTMENT INCOME:

The investment results for the nine months ended September 30,1996, reflect the effects of the diversification steps taken in November 1995 and the reclassification of our investments as trading securities with the corresponding reporting of unrealized gains and losses as income instead of as a separate component of Members' Equity. Investment income increased by $24.6 million over 1995 primarily due to increased unrealized gains on investments of $40.8 million and increased dividends on real estate investment trust securities and equity securities of $9.0 million. Unrealized gains on the equity portfolio were $54.0 million and were partially offset by unrealized losses in the bond portfolio of $13.2 million due to declines in carrying values from increased yields during the period. These increases were partially offset by reduced realized gains on sale of investments of $6.2 million and a $19.2 million decrease in interest from debt securities, primarily due to a lower allocation of investments in fixed income securities of 53% in 1996 instead of almost 100% in 1995.

INTEREST EXPENSE:

Interest expense increased from $26.7 million to $31.8 million in 1996 primarily due to the assumption of additional debt in connection with the acquisition of an office building and additional hedging costs on the refinancing of the hotel debt.

ADMINISTRATIVE EXPENSES:

General and administrative expenses increased from $6.1 million to $9.8 million in 1996 primarily due to increased investment expenses associated with the larger investment portfolio and the equities asset class and additional costs for shareowners services.

NET INCOME:

Net income increased by $25.1 million over 1995 due to improved earnings in all segments, with the greatest improvement reported in our investment activities. Net income per share was $2.05, a 20 cent per share increase over 1995.

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

                   OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                         PART II, OTHER INFORMATION





ITEM 5 - OTHER INFORMATION

         After the fiscal quarter ended September 30, 1996, the Company renamed the class of shares presently outstanding and known as Capital Stock, par value $.10 per share. The class will henceforth be called Common Stock, par value $.10 per share. There has been no change in shareholder rights, however, and the change affects only the title of the class of securities.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

                           PART II, OTHER INFORMATION





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
                 a)    Exhibits: 27 - Financial Data Schedule (For SEC use only)
                 b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.




Date: November 8, 1996                  OVERSEAS PARTNERS LTD.
Signed in Hamilton, Bermuda




                                        By:  /s/ BRUCE M. BARONE
                                           -------------------------------------
                                        Bruce M. Barone
                                        Chief Executive Officer and President