Form 10-K405
period 1996-12-31
OVERSEAS PARTNERS LTD
filed 1997-03-27
CIK 740125

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

For the fiscal year ended December 31, 1996;
                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
_____________

Commission File No. 0-11538
                             OVERSEAS PARTNERS LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Islands of Bermuda                         N/A
                  ------------------                         ---
    (State or other jurisdiction of incorporation (I.R.S. Employer Id. No.)
                                or organization)

             Craig Appin House, Wesley Street, Hamilton 5, Bermuda
             -----------------------------------------------------
                    (Address of principal executive offices)

                                  441-295-0788
                                  ------------
                   (Registrant's telephone number, including
                                   area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                                       Name of Each Exchange
                    Title of Each Class                                 On Which Registered
                    -------------------                                ---------------------
                           None                                                None

          Securities registered pursuant to Section 12(g) of the Act:
                        Capital Stock, par value $.10 per share
                        ---------------------------------------
                                (Title of Class)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X .    NO ___.

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (#299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $14.24, the price per share as of January 9, 1997, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $1,840,110,258 as of February 28, 1997.

           The number of shares of Registrant's Common Stock outstanding as of February 28, 1997 was 135,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                    Portions of the registrant's definitive proxy statement for its annual meeting of shareowners scheduled for May 28, 1997 are incorporated by reference in answer to Part III of this Report.

                                     PART I


Item 1.   Business


                    Overseas Partners Ltd. ("OPL") was incorporated in Bermuda in June 1983 by United Parcel Service of America, Inc. ("UPS"). On December 31, 1983, prior to commencing operations, OPL was spun off when UPS paid a special dividend of one share of Overseas Common Stock for each share of UPS Common Stock then outstanding. Since commencement of operations on January 1, 1984, OPL and its wholly-owned subsidiaries (collectively "Overseas") have been engaged in the reinsurance business and in the leasing, real estate and hotel businesses. Overseas' headquarters is located in Bermuda and its stewardship and reinsurance activities are conducted from Bermuda, one of the world's foremost reinsurance markets.

                    Overseas' primary source of business is reinsurance. Its largest reinsurance program is the reinsurance of Shippers' Risk insurance issued by United States based insurance companies covering loss or damage to packages carried by subsidiaries of UPS. In addition, Overseas offers various types of reinsurance to a number of insurers. Currently, Overseas has treaty relationships with Hannover Re, Lincoln National Reassurance Company, Liberty Mutual Fire Insurance Company, Prudential Property and Casualty Insurance Co., American International Specialty Lines Insurance Co., New Hampshire Insurance Co., Motors Insurance Corporation, Associated Industries Insurance Company, Inc. (formerly Associated Industries of Florida), and Equitable Life Insurance Company. Overseas reinsurance business is carried on by OPL and by Overseas Partners Re Ltd. (OP Re), a wholly-owned subsidiary. Both OPL and OP Re are Class III reinsurers under the laws of Bermuda.

                    OPL's United States based subsidiary, Overseas Partners Capital Corp. ("OPCC"), is engaged in the leasing and real estate & hotel businesses. See Leasing, Real Estate and Hotel Activities at page 7 hereof.


           Information concerning Overseas' identifiable assets, revenues and operating income relating to Overseas' reinsurance and leasing and real estate activities is set forth in Note 9 in the Notes to Consolidated Financial Statements. See "Item 8 -- Financial Statements and Supplementary Data" below.

REINSURANCE ACTIVITIES


Reinsurance of Shippers' Risk Insurance

                    Generally, UPS customers who wish to insure their packages for amounts greater than $100 may do so by paying a premium of 35 cents per $100 of declared value (or their equivalents in non-US currencies) with similar arrangements internationally. Shippers' Risk insurance premiums on packages carried in the United States are remitted on the shippers' behalf to United States based insurance companies who provide the primary insurance against the risks of loss or damage in excess of $100 to the shippers' packages, unless the shippers direct otherwise. Similar arrangements are in effect for international origins and destinations.

                    This insurance is reinsured by OPL, for which it receives premiums equal to the excess value charges received by the primary insurer less a ceding commission and certain taxes and expenses. OPL reimburses the primary property and casualty insurer for the losses it pays on the Shippers' Risk insurance. Earned premiums from Shippers' Risk reinsurance constituted 71.8%, 77.6% and 78.0% of Overseas' reinsurance premiums earned in 1996, 1995 and 1994, respectively.

                    The reinsurance of Shippers' Risk insurance does not involve transactions between UPS and OPL. National Union Fire Insurance Company, New Hampshire Insurance Company, Abeille General Insurance Company and Nichido Fire and Marine Insurance Company, subsidiaries of American International Group, Inc. ("AIG"), insure customer packages in return for premiums paid by the customers. All of the primary insurers have been assigned ratings of A++ (superior) by A. M. Best Company, Inc., a leading analyst of insurance companies.


Other Reinsurance

                    Overseas' other reinsurance business is substantial and growing. 1996 reinsurance premiums written for Other Reinsurance amounted to over $180 million, an increase of 27.3% over 1995. The types of Other Reinsurance OPL and OP Re provide include workers' compensation, property and casualty and specialty reinsurance.

           OPL reinsures workers' compensation insurance for employees of a UPS subsidiary located in the State of California. The primary insurer is Liberty Mutual Fire Insurance Company, an affiliate of the Liberty Mutual Group, which was assigned a rating of A (excellent) by A. M. Best Company, Inc. OPL's liability is limited to $500,000 per occurrence. In 1996, workers' compensation reinsurance premiums written decreased $19.1 million primarily due to a change in the program's coverage period and renewal date from May 1, 1997 to December 31, 1996.

                    Overseas reinsures homeowners' insurance written by Prudential Property and Casualty Co. in California, Oregon and Washington. Overseas also reinsures worldwide coverage of commercial property underwritten by Hannover Re and automobile extended warranties offered by American International Specialty Lines Insurance Co. Overseas also participates in the life policies underwritten by Equitable Variable Life and others through treaty relationships with Lincoln National.

                    Four new reinsurance arrangements were added to Overseas Other Reinsurance portfolio in 1996. A personal lines automobile property and liability cover with Motors Insurance Corporation was added, which provides reinsurance for automobiles insured in the State of New York. Overseas also reinsured workers' compensation insurance underwritten by Associated Industries Insurance Company, Inc. The existing program with Hannover Re covering commercial property worldwide was renewed and expanded and a new program was added where Overseas reinsures the credit performance of a portfolio of loans made by the Bank of Boston which are secured by thinly or privately traded stock.

                    All of the above companies were assigned, where available, a rating of A- (excellent) to A++ (superior) by A. M. Best Company, Inc.

                    Information concerning reinsurance premiums written, earned premiums and net underwriting income for the years ended 1996, 1995 and 1994 can be found in Overseas' Statement of Consolidated Income and in Note 9 in the notes to the Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data".


Factors Affecting Overseas' Reinsurance Business


                    An important aspect of Overseas' Shippers' Risk reinsurance business is that it does not expose Overseas in any material way to unanticipated sources of liability because Overseas' liability is limited, like the primary coverage, to the declared value of a lost or damaged package. In its other lines of reinsurance, Overseas seeks highly predictable underwriting results or purchases excess coverage that will limit losses to acceptable amounts. The primary insurers whose business OPL reinsures are major international insurance companies which are highly rated by leading analysts of insurance companies and are unaffiliated with Overseas.

                    Overseas expects to continue to participate in other areas of reinsurance and will continue to offer reinsurance for risks if appropriate opportunities arise. Overseas believes, however, that the Shippers' Risk reinsurance described above, which contributed over 45.0% of Overseas' revenues in 1996, will continue to be its largest source of revenue. There can be no assurance that UPS or its subsidiaries will continue to offer the Shippers' Risk insurance to its customers or continue to use workers' compensation insurance arrangements for which Overseas provides reinsurance.


                    In common with industry practice, Overseas establishes estimates of ultimate losses in connection with its reinsurance obligations and periodically reviews those estimates. To date, Overseas has not experienced any material adjustments to reserve estimates for prior periods. However, it should be noted that Overseas' liability in respect of its reinsurance business is subject to the effects of catastrophic events.


The Property and Casualty Reinsurance Industry and
Overseas' Position Therein


                    Property and casualty insurance companies provide protection for insureds against the risks of damage or loss to property or legal liability to third parties. In consideration of the payment of premiums by the insureds, the insurance company provides the specified indemnity. Usually, significant periods elapse between the receipt of premiums and the payment of losses, during which time the insurance company invests the funds held for the payment of losses. The insurance company's ability to achieve earnings is thus based on the amount by which the total of its earned premiums and investment income exceeds its provisions for losses and costs of operations.

                    The international property and casualty insurance markets are highly competitive, and in those markets, there are many insurance companies, none of which dominates the industry. Competition has been especially intense in the international reinsurance markets and as a result, premium rates on certain reinsurance lines of business have fallen significantly over the past two years. These markets have suffered in previous years due to the high incidence of catastrophic events.

                    Treaty reinsurers rely on the underwriting standards of the primary insurers which they select to reinsure and bear the risk of loss if the primary insurer writes the insurance at inadequate prices. In addition, the reinsurer is obligated to pay the primary insurer the amount at which claims are settled by the primary insurer without participating in the settlement process.

                    Most of Overseas' reinsurance agreements call for reinsurance premiums and settlements to be paid in United States dollars. In addition, its investments are primarily made in United States dollar denominated securities. OPL and OP Re are exempt from Bermuda's currency exchange controls. Their assets are located and their operations are conducted in countries in which, in their opinion, the risks of expropriation are not substantial.

Regulation

                    Insurance companies are generally regulated by the jurisdictions in which they operate. OPL and OP Re do not operate as insurance companies within or subject to the insurance laws of any jurisdiction of the United States or of any foreign jurisdiction other than the Islands of Bermuda.

                    OPL and OP Re are subject to regulation under Bermuda law which, among other things, requires them to register and comply with certain requirements as to capitalization. For purposes of Bermuda insurance law and regulation, OPL and OP Re are considered to be engaged in both long-term business and general business. The minimum paid up share capital required to be maintained by OPL and OP Re under Bermuda insurance law and regulations is $370,000. Moreover, OPL and OP Re must prepare an annual statutory financial return and statutory financial statements in accordance with the requirements of the Bermuda Insurance Act of 1978, amendments thereto and related Regulations, and an annual audit is also required. Since OP Re was incorporated at the end of 1995 the first statutory financial statements for OP Re were only required at December 31, 1996.

                    In addition, OPL and OP Re are individually required to maintain a minimum solvency margin at least equal to $250,000 plus the greater of: (i) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (ii) 15% of the aggregate of loss expense provisions and other general business insurance reserves. As of December 31, 1996, OPL and OP Re had more than $1.4 billion and $480 million, respectively, of statutory capital and surplus in excess of these requirements.

                    Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However, certain categories of assets, such as unquoted equities, investments in and advances to affiliates, real estate and collateral loans, are not "relevant assets" for purposes of complying with the minimum liquidity ratio with respect to OPL's and OP Re's general business activities. The exclusion of these types of assets from the definition of relevant assets does not materially affect their ability to satisfy the minimum liquidity ratio. OPL met these requirements for the years ended December 31, 1996, 1995 and 1994, and OP Re met these requirements for the year ended December 31, 1996.

                    Although the extent of regulation varies among jurisdictions within the United States, an insurance company doing business in the United States must comply with a more extensive array of laws and regulations than do OPL and OP Re. In the United States, insurers and their agents usually must be licensed, and the policy forms used by an insurer usually must be approved. Laws and regulations in most states also govern rates, solvency and standards of business conduct. Most United States jurisdictions require insurance companies to file detailed annual financial statements with supervisory agencies, and their operations and accounts are subject to examination by such agencies. Such jurisdictions also regulate the form and content of statutory financial statements and the type and concentration of investments. Furthermore, most states and the District of Columbia require insurance companies to support guaranty associations, which are organized to pay claims against insolvent insurance companies. Finally, state regulated property and casualty insurers are required to participate in assigned risk pools to write coverages on risks not acceptable under normal underwriting standards.

                    Because OPL and OP Re conduct their businesses as reinsurers in Bermuda, they are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory accounting standards adopted by the jurisdictions which regulate the companies to which OPL and OP Re provide life, property and casualty and other reinsurance indirectly affect OPL and OP Re. OPL and OP Re record such transactions on their statutory accounts in a manner which complies with statutory accounting principles applicable to the reinsured company.


                    In connection with OPL's reinsurance activities, Lincoln National Intermediaries, Inc. ("LNII"), an unaffiliated United States based company, provides insurance underwriting advisory services, primarily with regard to life reinsurance, pursuant to an Insurance Underwriting Adviser Agreement entered into in 1992.

LEASING, REAL ESTATE & HOTEL ACTIVITIES


                    OPCC is engaged in the leasing, real estate & hotel businesses and has offices in Bermuda and the United States. OPCC continued to expand its operations in 1996, and maintains its United States headquarters in Atlanta, Georgia to assist in the management of its business affairs. OPCC's leasing, real estate & hotel assets exceeded $1.3 billion at December 31, 1996, a growth of approximately 84% over 1995 levels.

                    In a finance lease transaction held in partnership with GATX Capital, OPCC purchased a 50% interest in 493 hopper rail cars ("Hopper Cars") and the lease thereon in 1993, for a purchase price of approximately $4.5 million in cash and the assumption of a proportionate amount of non-recourse indebtedness of approximately $606,000, which amount was paid off in 1994. The Hopper Cars are currently leased to Bessemer & Lake Erie Railroad Company ("Bessemer & Lake Erie"). The lease expires in 2001 and annual rentals under the lease are approximately $909,000.

                    In another finance lease transaction in 1994, OPCC purchased all of the limited partnership interests, and all stock of the corporate general partner, of KMS II Realty Limited Partnership, a Delaware Limited Partnership ("KMS II"). KMS II owns a 1.5 million square foot regional distribution facility in Manteno, Illinois (the "KMart Facility"), which it leases to KMart Corporation. OPCC purchased the interests in KMS II for approximately $6.7 million in cash and the assumption of approximately $40.3 million in non-recourse debt, which was approximately $36.4 million as of December 31, 1996. The initial term of the KMart lease expires in 2020 and yearly lease payments are approximately $4.2 million. After the initial term, KMart has the option to extend the lease for ten consecutive terms of five years each. KMart has the option to purchase the KMart Facility at the end of the initial term of the lease for a price equal to the fair market value of the KMart Facility on that date.

                    OPCC leases to UPS five Boeing 757 air package freighters and a 435,000 square foot facility located on approximately 39 acres of land in Mahwah, New Jersey (the "Ramapo Ridge Facility"), which UPS is using as a data processing, telecommunications and operations facility.

                    The five Boeing 757 aircraft were delivered to OPCC in 1990 pursuant to a purchase agreement with the manufacturer which had been assigned for fair market value by UPS to OPCC in 1989. The aircraft are leased to a UPS subsidiary for a term ending in 2012.

                    United Parcel Service Co. ("UPS Co."), a certificated air carrier subsidiary of UPS, is responsible for all ground facilities, certain aircraft maintenance, and air transportation safety and standards for all of the aircraft leased from OPCC. OPCC is responsible, at its own expense, for the performance of certain periodic heavy maintenance. The payments due under the lease are then adjusted every three years to reflect the actual maintenance costs, so that OPCC receives the same net economic return over the life of the lease, and each year the payments for maintenance costs are adjusted to reflect increases or decreases in the inflation rate (as measured by the United States Gross National Product Implicit Price Deflator). Additionally, OPCC is responsible for the payment of all costs over $50,000 of corrective work undertaken to comply with FAA Airworthiness Directives and mandatory notes and bulletins. OPCC also pays the cost of insurance for each of the aircraft.

                    In 1991, the Ramapo Ridge Facility (the "Facility") was completed and placed in operation by UPS. The Facility is leased to United Parcel Service General Services Co. ("GSC"), a subsidiary of UPS, and the initial term of the lease expires in 2019. OPCC is responsible, at its own cost and expense, for the maintenance of the grounds on which the Facility is located and of the outside walls, roof and structural components of all buildings comprising the Facility. GSC is responsible for all other maintenance at the Facility. OPCC is responsible, at its own expense, for maintaining insurance on the Facility and certain types of liability insurance.

                    OPCC completed construction on an addition to the Ramapo Ridge Facility in 1995. The project scope included the construction of a 27,000 square foot addition with space available for future expansions of up to 54,000 square feet. GSC began operations on the addition during the first quarter of 1996. The financing of the Ramapo Ridge Facility appears in "Item 2 -- Properties."

                    Rent on the five Boeing 757 aircraft and the Ramapo Ridge Facility has a fixed component and a variable component, based on the extent to which the assets are utilized by UPS's subsidiaries. The total rent from aircraft leases between OPCC and UPS Co. in 1994, 1995 and 1996 was $24.6 million, $24.1 million and $23.3 million, and the total rent from the Facility lease in 1994, 1995 and 1996 was $15.3 million, $16.3 million and $20.0 million. The fixed and variable components of the aircraft leases and Ramapo Ridge Facility lease for 1996 are set forth below. For further information regarding the fixed component of rent see Note 5 to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

                                            1996 Lease Revenues
                                           ---------------------
                                           (amounts in millions)

                                       Fixed                    Variable
                                     Component                 Component
                                     ---------                 ---------
Aircraft                               $17.1                    $ 6.2
Facility                               $ 7.3                    $12.7


                    For further information concerning the acquisition and lease of the aircraft and the Ramapo Ridge Facility see "Item 13 -- Certain Relationships and Related Transactions."

                    The acquisition of the Boeing 757 aircraft and the Ramapo Ridge Facility were financed by two series of privately-placed, fixed rate, non-callable bonds issued by OPL Funding Corp. ("OPL Funding"), a United States special purpose subsidiary of OPCC incorporated in Delaware. One series, in the principal amount of $171.6 million, is due in 2012; the other, in the principal amount of $73.4 million, is due in 2019. The fixed component of the rentals for these assets has been irrevocably assigned to OPL Funding and is used by it to collateralize a portion of the obligation on the bonds. The principal of these bonds is guaranteed by Overseas Partners Credit, Inc. ("Overseas Credit"), another special purpose subsidiary of OPL incorporated in the Cayman Islands. Overseas Credit's obligations are secured by zero coupon U.S. Treasury bonds owned by it and pledged as security to the Trustee for the bondholders. On or prior to the scheduled maturity date of each series of bonds, the zero coupon U.S. Treasury bonds will mature in amounts equal to or exceeding the principal amount of the bonds in that series. In connection with the foregoing, OPCC pledged its interest in the aircraft and the facility and the related leases to OPL Funding, which in turn pledged its interest therein to further secure the bonds.

                    Effective December 31, 1993, OPCC acquired the Marriott Copley Place Hotel in Boston, Massachusetts (the "Hotel"). This is a full service, luxury, convention hotel with 1,139 rooms and 44,000 square feet of meeting and convention space. In 1996, the existing indebtedness on the Hotel was refinanced with a 10-year, non-recourse loan in a principal amount of $110 million with Metropolitan Life Insurance Company which was approximately $109.3 million as of December 31, 1996.

                    On November 15, 1995, OPCC acquired One Buckhead Plaza ("OBP"), a 20-story office and specialty retail tower located in the heart of Buckhead, the geographic center of Atlanta, Georgia. OBP is approximately 96% leased. The purchase price has been allocated to the various asset categories, following an independent appraisal. OPCC also has a purchase option on adjacent tracts of land totaling almost 14 acres for five years and a right of first refusal for ten years. The OBP purchase was financed, in part, with a $35 million, 10-year, non-recourse loan with Metropolitan Life Insurance Company which was approximately $34.5 million as of December 31, 1996.

                    During 1996, OPCC acquired three (3) additional real estate assets:

                    Acquired August 30, 1996, the Atlanta Financial Center is a three-tower office complex in Atlanta's prestigious Buckhead community with over 885,000 square feet of rentable office space and a nine-level parking structure. The complex is currently 96% leased to a variety of tenants. Some of Atlanta's prominent retail and hotel facilities are within easy walking distance and easy access to primary roadways is nearby. Indebtedness of this property is a $79.9 million, 10-year, non-recourse loan with New York Life which was approximately $79.7 million as of December 31, 1996.


                    In December 1996, OPCC, through a subsidiary, acquired 333 West Wacker Drive situated in the heart of Chicago's West Loop. This 36-story tower with 826,632 square feet is a defining feature of the Chicago skyline. The curved facade of the building and green tint curtainwall have earned the property numerous awards. The property was over 90% leased at the time of purchase. It was acquired for cash although OPCC intends to finance the property in 1997.

                    Also in December 1996, OPCC purchased a two-third partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston. The four seven-story towers have 368,894 square feet of retail space beneath four office towers with a total of 842,460 square feet and two parking garages. The retail and office space were 99% and 92% occupied at the time of acquisition. The property is currently subject to non-recourse mortgage indebtedness to Aetna Casualty and Surety Company in the amount of $210 million as of December 31, 1996, including accrued but deferred interest. Under the terms of the mortgage loan, cash flow from the Property is required to be escrowed in a separate account to be used for capital and leasing requirements. Any excess in the escrow account above certain limits is required to be paid over to the lender in reduction of the outstanding accrued but deferred interest. The mortgage loan also requires that payment of management fees to related parties be fully subordinated to the mortgage debt. The mortgage loan also provides that in the event of prepayment before maturity, certain yield maintenance payments become due to the lender and provides for the possible payment of contingent equity, determined by formula, to the lender upon the sale or refinancing of the Property. Under the terms of the operating agreement for Copley Place Associates, LLC, JMB (one-third partner) has agreed to put OPCC in the same economic and cash flow position it would have been in had the foregoing provisions of the mortgage loan not been in effect. OPCC expects to refinance the property in 1997.

                    Revenues for the leasing and real estate business (which includes the hotel) constituted 17.8%, 17.0% and 22.1% of OPL's consolidated revenues in 1996, 1995 and 1994. Information regarding leasing and real estate operating income for the years ended 1996, 1995 and 1994 is set forth in Overseas' Statement of Consolidated Income and in Note 9 to the notes to the Consolidated Financial Statements included in "Item 8 - Financial Statement and Supplementary Data".


Leasing and Real Estate Industry


                    The leasing industry offers users an alternative to the purchase of nearly every type of property and equipment, with varying payment conditions, depending on the type of property and the nature of the user. Depending upon the extent and segment of the leasing market OPCC determines to enter, OPCC may become subject to intense competition. Manufacturers and other leasing companies may provide certain ancillary services which OPCC cannot offer or may offer lease terms which OPCC is unwilling to offer. In addition, in the aircraft leasing industry, there are numerous other entities which lease aircraft, including distributors, manufacturers, airlines, equipment managers, leasing companies, financial institutions and public and private limited partnerships, some of which have greater financial resources and more experience than OPCC. Demand for leasing also depends upon the availability of and terms by which the acquisition of property can be financed through other means.

                    The commercial real estate industry offers an interested purchaser a wide array of opportunities depending on the location and type of property they are interested in. OPCC's credit standing and today's attractive interest rates permit OPCC to approach numerous sources for competitive financing. As with many industries affected by market trends, depending on market conditions and the property type OPCC chooses to acquire or dispose of, OPCC may become subject to strong competition when demonstrating an interest in a property or risk devaluation of real estate held if the market takes a sudden turn downward. In consideration of the foregoing, OPCC, through in-house personnel and outside consultants, monitors the real estate market closely to ensure that all acquisitions continue to meet OPCC's investment criteria.


Regulation

                    The Federal Aviation Administration ("FAA") regulates air transportation services, but does not directly regulate the leasing business of OPCC. The FAA's authority relates primarily to safety aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities. Thus, in connection with OPCC's aircraft leases, the FAA regulates the lessee of the aircraft but not the lease itself. Similarly, where maintenance is provided under a contract, the maintenance provider must be certified by the FAA. All aircraft leased by OPCC are leased to a certified air carrier.

INVESTMENTS AND INVESTMENT POLICY


                    OPL's investment policies are designed to achieve high levels of total return while maintaining liquidity and preserving principal. OPL primarily invests in highly liquid debt securities of investment grade standard such as governments, government agencies, financial institutions and utilities in its fixed income portfolio and in stocks drawn mainly from within the S&P 500 Index for its equity portfolio as determined by one or more recognized ratings agencies or our investment managers. In November 1995, OPL took steps to increase the diversification of its investments and restructured its portfolio across a broader range of asset classes that included both fixed income and equity securities. OPL's investments are managed by unaffiliated investment managers based in London as follows: NatWest Investment Management Ltd., Morgan Grenfell International Funds Management Ltd., Wells Fargo Nikko Investment Advisors Ltd., BankAmerica Trust Company (Jersey) Ltd., IBJ International plc, Bermuda Asset Management Ltd., HSBC Asset Management Bahamas Ltd., State Street Global Advisors U.K. Ltd. and AON Advisors (U.K.) Ltd.

                    OPL has standardized investment management agreements an example of which is attached as Exhibit 10(hh). All managed portfolios are held in custody by State Street Trust Company Canada.

                    OPL's investment portfolio as of December 31, 1996, consisted of the following (000's omitted):



                                                      COST              VALUE               AMOUNT
                                                                                           SHOWN IN
                                                                                            BALANCE
                                                                                             SHEET
                                                ---------------------------------------------------------
FIXED MATURITIES:
  Bonds
   U.S. Government and government agencies
   and authorities (including Tresury notes)      $233,028             $249,031              $230,641
   Foreign governments                              41,656               41,873                41,873
   All other corporate bonds                       311,926              311,170               311,170
                                                ---------------------------------------------------------
TOTAL FIXED MATURITIES                             586,610              602,074               583,683
                                                ---------------------------------------------------------

EQUITY SECURITIES
   Common Stocks
   Public utilities                                 53,818               57,716                57,716
   Banks, trust and insurance companies            119,263              146,647               146,641
   Industrial, miscellaneous and all other         549,294              665,186               665,186
                                                ---------------------------------------------------------
TOTAL EQUITY SECURITIES                            722,375              869,549               869,549
                                                ---------------------------------------------------------
                                                ---------------------------------------------------------
SHORT TERM INVESTMENTS                              25,333               25,452                25,452
                                                ---------------------------------------------------------

                                                =========================================================
   TOTAL INVESTMENTS                            $1,334,318           $1,497,075            $1,478,685
                                                =========================================================

                    All investments, except for certain U.S. Treasury notes, are recorded at fair value with any change in unrealized gains and losses included in net income. Certain U.S. Treasury Notes classified as held-to-maturity securities are carried at amortized cost, as OPL has the ability and intent to hold them to maturity.

                    Effective December 31, 1995, Overseas adopted FASB's Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities and reclassified its available-for-sale securities as trading securities. Trading securities are carried at fair value. Available-for-sale securities were carried at fair value, with unrealized gains and losses, net of applicable income taxes, excluded from net income and reported as a separate component of members' equity.

                    For a further discussion of investment results, see "Item 7 --Management's Discussion and Analysis of Financial Conditions and Results of Operations," and Note 3 in notes to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."


TAXATION


                    OPL is incorporated under the laws of the Islands of Bermuda and does not consider itself to be engaged in a trade or business in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the United States, primarily OPCC, and as a result it, but not OPL, is subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

                    Agents for the United States Internal Revenue Service (the "IRS") have asserted that OPL is subject to U.S. taxation and have proposed an assessment of approximately $293 million of tax for the years 1984 through 1987, plus penalties and interest. The IRS has issued a Notice of Deficiency for 1984 which OPL is contesting through litigation. OPL has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The IRS has not proposed assessments for years subsequent to 1987. However, pending resolution of the matter, the IRS may take similar positions for all subsequent years. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It will vigorously contest any assessment.

                    OPL and its subsidiaries, other than OPCC and its subsidiaries, conduct, and intend to conduct their activities so that they will not do business in the United States or otherwise cause any portion of their undistributed earnings and profits to be subject to United States federal and state taxation of income under present law. If OPL were, nevertheless, determined to be engaged in business in the United States, it would be subject to United States corporate taxes on income considered to be derived from that portion of its trade or business deemed to be conducted in the United States.

                    Various provisions of the Internal Revenue Code of 1986 (the "Code") provide for current taxation at the shareholder level of certain kinds of income earned by foreign enterprises owned in whole or part by United States residents. Among such provisions are those in Subpart F of the Code, concerned with "controlled foreign corporations," and those concerned with "passive foreign investment companies." If OPL were to be subject to one or more of these provisions, some or all, depending upon the applicable provisions, of the United States shareowners of OPL would be liable for federal income taxes with respect to certain of the earnings of OPL, whether or not an amount equal to such earnings was distributed to such shareowners as a dividend. Such liability is referred to herein as "current taxation."

                    Under Subpart F of the Code, the United States shareowners of OPL would be subject to current taxation on income of OPL derived from insuring or reinsuring the risks of its United States shareowners and persons related thereto, but only if (i) such insured or reinsured United States shareowners and related persons were to own at least 20% of the common stock of OPL and (ii) such income from the insurance or reinsurance of the risks of its United States shareowners and related persons were to represent at least 20% of OPL's reinsurance income. The reinsurance underwritten by OPL does not now exceed these limits and management does not expect that these limits will be exceeded in the future. Furthermore, any United States person owning directly or indirectly 10% of the common stock of OPL (a "United States 10% Shareholder") would be subject to current taxation on their proportionate share of the Subpart F insurance income of OPL if United States 10% Shareholders were to own, in the aggregate, more than 25% of the common stock of OPL. Finally, a United States 10% Shareholder would be subject to current taxation on his proportionate share of all Subpart F income of OPL, and of certain other items, if United States 10% Shareholders were to own, in the aggregate, more than 50% of the common stock of OPL. OPL does not believe that any OPL shareholder is currently subject to any of the tax provisions described in this paragraph.

                    Under the passive foreign investment company rules, all United States shareowners of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL were "passive income," or if at least 50% by value of the average assets of OPL were to produce, or were held for the production of, "passive income." Except as may be provided in future regulations promulgated by the Secretary of the Treasury, income derived by OPL in the active conduct of its reinsurance business does not constitute "passive income," and assets held by OPL that produce solely or are held solely for the production of such income do not constitute "passive assets". Further, under the Subsidiary Look-Through Rules, because OPL owns 100% of the stock of OPCC, OPL is treated as if it held the assets of OPCC and received directly the income of OPCC earned from those assets. Consistent with OPL's income from its reinsurance business, however, the income derived by

OPCC in the active conduct of its real estate, leasing and hotel business does not constitute "passive income", and assets held by OPCC that produce solely or are held solely for the production of such income do not constitute "passive assets".

                    It should be noted that Congress has historically sought to broaden the taxation of foreign enterprises owned by United States residents, and future legislation could affect the United States federal tax treatment of OPL and its shareowners.

                    There is imposed on foreign insurers a United States federal excise tax on the reinsurance of United States risks equal to 1% of the reinsurance premiums, payable by the United States company ceding the reinsurance. Under OPL's reinsurance agreements, OPL reimburses the ceding company for such tax, as well as for premium taxes payable under state law, if any.

                    Bermuda does not have a corporate income tax or a tax on insurance premiums.


EMPLOYEES

                    Overseas has 11 employees in Bermuda and 13 employees in Atlanta.

                    The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

                    See "Item 10 - Directors and Executive Officers of the Registrant" below. Directors and officers of OPL's subsidiaries are generally also officers of OPL except where local or independent directors are required or desirable under local laws or for other legal reasons.

EXECUTIVE OFFICERS


                    Listed below is certain information relating to the executive officers of OPL.

Name                                 Age              Officers
-----------------------------        ---              ---------------------------------------------------------
Bruce M. Barone                      48               President and Chief Executive Officer

Thomas E. Butler                     52               Vice President and Secretary

Leopold A. Schmidt                   53               Vice President and Treasurer


                    Mr. Barone has been President and Chief Executive Officer of Overseas since December 20, 1995. Previously, he served as Senior Vice President and Chief Operating Officer since 1991, and as Vice President and a member of the Executive Committee since before 1990. Mr. Barone has been associated with Overseas since its incorporation in 1983. He became a full-time employee of Overseas on January 1, 1995. Previously, he was Vice President - Financial Planning of United Parcel Service of America, Inc. since before 1990. He holds an MBA from the Graduate school of Business of Columbia University and is a Certified Public Accountant.

                    Mr. Butler serves as Vice President and Secretary of OPL. Mr. Butler has served as Vice President since June 1990 and Secretary of OPL since August 1994. Mr. Butler also served as Vice President-Law and Secretary of OPCC since 1995 as well as a director. Prior to his Overseas service, Mr. Butler was a member of the UPS Legal Department since before 1990.

                    Mr. Schmidt serves as Vice President and Treasurer of OPL. He also serves as Vice President-Finance and director of OPCC. Prior to Mr. Schmidt's Overseas duties, he was a member of the UPS Financial Planning Department since before 1990.


                    The executive officers of Overseas serve at the pleasure of the Board of Directors.

Item 2.   Properties


                    The Marriott Copley Place Hotel (the "Hotel") is a 38-story full-service, luxury, convention hotel located in the prominent Back Bay section of Boston, Massachusetts. The Hotel is owned by Marriott Urban Boston Venture, a Massachusetts general partnership, all of whose partnership interests are owned by OPCC and Overseas Partners Capital (Massachusetts), Inc., OPCC's wholly owned subsidiary. The Hotel has 1,139 guest rooms, 44,000 square feet of meeting and convention facilities (including the largest hotel exhibit hall in Boston), three restaurants, a gift shop and concierge level and a parking garage that can accommodate 265 automobiles.

                    The KMart Facility consists of an approximately 1.5 million square foot warehouse building, including parking areas and drives, located on approximately 113 acres of land in Manteno, Illinois. In addition, OPCC also owns a 50% interest in 493 Hopper Cars. This rolling stock is leased to Bessemer & Lake Erie Railroad Company and is used to transport a wide variety of commodities, primarily coal.

                    Sitting on 39 acres in Mahwah, New Jersey, OPCC owns and maintains a 435,000 square foot facility which has been leased to UPS through 2019. This facility, known as Ramapo Ridge, is being used by a UPS subsidiary as a data processing, telecommunications and operations facility. The entire facility consists of an office building, computer center, a central service structure and a parking garage with an area of approximately 562,000 square feet. UPS has an option to purchase the Ramapo Ridge Facility at the end of the lease term. It also has an option to purchase the land, but not the buildings, from OPCC in 2050. OPCC recently completed construction of a 27,000 square foot addition to the Ramapo Ridge Facility which accommodates future expansions of up to 54,000 square feet. See "Item 13 -- Certain Relationships and Related Transactions."

                    OPCC owns five Boeing 757 aircraft which have been leased to UPS for a term ending in 2012. See "Item 13 -- Certain Relationships and Related Transactions."

                    OPCC purchased One Buckhead Plaza ("OBP") in November 1995. OBP is a 20-story office and specialty retail tower located in the heart of Buckhead, a prestigious business and residential community of Atlanta, Georgia. The building has 400,000 square feet of rentable office space, 40,000 square feet of rentable retail space, 1,229 parking spaces and 14,000 square feet of storage. It is approximately 96% leased and has generated operating income of nearly $5.0 million since its acquisition.

                    OPCC acquired the Atlanta Financial Center on August 30, 1996. The complex is currently 96% leased to a variety of high quality firms. Some of Atlanta's prominent retail and hotel facilities are within easy walking distance and easy access to primary roadways is nearby. This office building has over 885,000 square feet of rentable office space and includes a nine level parking structure.

                    In December 1996, OPCC acquired 333 West Wacker Drive situated in the heart of Chicago's West Loop in the downtown market. This 36-story tower with 826,632 square feet is a defining feature of the Chicago skyline. The property was over 90% leased at the time of purchase and is occupied by a nationally known single tenant and multitenants.

                    Also in December 1996, OPCC purchased a two-third partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston, Massachusetts. The four seven-story towers, adjacent to the Marriott Hotel have 368,894 square feet of retail space developed beneath four office towers with a total of 842,460 square feet and two parking garages. The retail and office space were 99% and 92% occupied at the time of acquisition. The space is occupied by strong creditworthy tenants and retailers.

                    The Boeing 757 aircraft and the related lease are subject to a security interest, the Ramapo Ridge Facility, the related lease, certain buildings and the Hotel are subject to mortgages. See "Item 1 -- Business -- Leasing & Real Estate Activities."


Item 3.   Legal Proceedings


                    OPL was subject to a tax audit by the United States Internal Revenue Service for the years 1984 through 1987. Information regarding the tax audit is incorporated herein by reference from Note 2 of the Notes to Consolidated Financial Statements. See "Item 8 -- Financial Statements and Supplementing Data" below. See also "Item 1 -- Taxation".


Item 4.   Submission of Matters to a Vote of Security Holders


                    No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

Item 5.     Market for the Registrant's
            Common Equity and Related Stockholder Matters


            (a)  OPL Common Stock


                    OPL is authorized to issue 900,000,000 shares of Capital Stock, $.10 par value per share ("Common Stock"), of which 135,000,000 were issued and outstanding as of February 28, 1997. It is also authorized to issue 200,000,000 shares of Preference Stock, $.10 par value per share. At present no shares of Preference Stock have been issued or are outstanding nor are there any plans to issue any such shares.

                    Each share of Common Stock is entitled to one vote in the election of directors and other matters except that any "Substantial Shareholder," as defined in OPL's Bye-Laws, is entitled to only one one-hundredth of a vote with respect to each share held by such shareholder which is in excess of 10 percent of OPL's outstanding voting stock. The term Substantial Shareholder is defined to mean any shareholder, other than UPS or any employee benefit plan of OPL or UPS, who is the beneficial owner of more than 10 percent of the voting power of the outstanding shares of OPL entitled to vote generally in the election of directors. There are no limitations imposed by foreign law, or by OPL's Memorandum of Association and Bye-Laws, or by any agreement or other instrument to which OPL is a party or to which it is subject, on the right of shareowners, solely by reason of their citizenship or domicile, to vote Common Stock. Owners of Common Stock are entitled to receive ratably such dividends as are declared by the Board of Directors. Upon liquidation, OPL's shareowners are entitled to share on a pro rata basis in the assets of OPL legally available for distribution to shareowners.


            (b)     Market for OPL's Common Stock


                    OPL's Common Stock is not listed on a securities exchange and is not sold in the organized over-the-counter markets. Prior to August 7, 1996, UPS was the principal purchaser of shares of Common Stock. Common Stock purchased by UPS was used primarily for awards to employees under its stock-based employee compensation plans and purchases by its employees or has been sold to OPL and constructively retired. Since August 7, 1996, OPL has assumed responsibility for stock purchases under the Company's Bye-Laws.

            OPL's Bye-Laws provide that no outstanding shares of Common Stock may be transferred, except by a bona fide gift or inheritance, unless such shares shall have first been offered, by written notice, for sale to OPL at the lower of their net book value or the price at which they are to be offered to the proposed transferee and on the same terms upon which they are to be offered to the proposed transferee. Notices of proposed transfers must be sent to the Treasurer of OPL, must set forth the number of shares proposed to be sold, the proposed price per share, the name and address of the proposed transferee, the terms of the proposed sale and must contain a statement by the proposed transferee that the information contained in the notice is true and correct. OPL has the option, within 30 days after receipt of the notice, to purchase all or a portion of the shares. If OPL chooses to exercise its right of first refusal with respect to only a portion of the shares designated for sale, the shareowner may sell the remaining portion of such shares for the price and on the terms described in the notice. If OPL fails to exercise or waives the option, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares which were previously offered to OPL, and not purchased by it pursuant to its option, for the price and on the terms described in the notice. All transferees of shares hold their shares subject to the same restrictions. Shares previously offered to OPL but not transferred within the 20 day period remain subject to the initial restrictions. Shares of Common Stock may be pledged but they may not be transferred upon foreclosure unless they have first been offered to OPL in the manner described above.

                    OPL also has the right under its Bye-Laws to purchase shares of Common Stock distributed as incentive awards (including awards under the UPS Managers Incentive Plan and shares distributed pursuant to certain UPS Stock Option Plans) to employees of UPS and its subsidiaries following the recipient's retirement, death or other termination of employment. OPL may exercise this right to purchase all or a portion of such shares of a former employee at any time within a period of three years following such termination (if the shareowner owns less than 500 shares of UPS's common stock) or thirteen years (if the shareowner owns 500 or more shares of UPS's common stock). The purchase price will be the net book value of the shares at the time of purchase as described below. Any transferee of shares of Common Stock owned by recipients of incentive awards of OPL shares will hold the shares subject to this right of purchase by OPL.

                    OPL also has a right to repurchase shares of Common Stock sold by UPS prior to August 7,1996, in a continuing offering of UPS and OPL's shares, which commenced in June of 1986. This repurchase right, which is contained in the Subscription Agreement executed by each purchaser in that offering, is similar to the right which OPL has to repurchase shares distributed as incentive awards.

                    Under OPL's Bye-Laws, OPL has the right to purchase shares of Common Stock which may be issued as stock dividends, or in stock splits, recapitalizations or reorganizations of OPL similar to the rights that it has to purchase the shares on which the dividend, split, recapitalization or reorganization shares were issued. OPL also has the right to purchase Common Stock in a number of other circumstances under OPL's Bye-Laws.

                    Although UPS and OPL, each individually, has indicated that they intend to continue their policies of purchasing shares of Common Stock, there can be no assurance of the continuation of that policy. The feasibility of purchases is subject to continued maintenance by UPS and OPL, each individually, of satisfactory earnings and financial condition and UPS's need for OPL shares for awards under its compensation plans.


                    For the purposes of fixing the price at which OPL will purchase shares of Common Stock upon exercise of its rights described above, book value per share is determined from OPL's audited balance sheet as reported in its most recently published Annual Report to Shareowners and mailed to its shareowners or otherwise generally made available. Book value per share since January 11,1994 has been as follows:

                                 Date                                           Price
                             ------------                                       -----
                             January  11, 1994 to January  8, 1995              $  8.80
                             January   9, 1995 to January  8, 1996              $  9.88
                             January   9, 1996 to January  8, 1997              $ 12.00


                    On January 9, 1997, OPL announced that according to OPL's most recent audited balance sheet, book value per share was $14.24. Under the Bye-Laws, OPL has the rights to purchase its shares at $14.24 per share.

                    As of December 31, 1993, UPS held 1,519,775 shares of Common Stock. From January 1 to January 10, 1994, UPS purchased 5,355 shares of Common Stock at a price of $7.40 per share. From January 11 to February 28, 1994, UPS purchased 5,768,631 shares of Common Stock and sold 362,081 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares at a price of $8.80 per share. UPS distributed 1,604,901 shares pursuant to the Managers Incentive Plan in February 1994. Effective February 11, 1994, OPL purchased 4 million shares from UPS at $8.80 per share and constructively retired them.

                    From March 1, 1994 to January 9, 1995, UPS purchased 1,077,260 shares of Common Stock and sold 1,286,963 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares at a price of $8.80 per share. From January 10, 1995 to February 28, 1995, UPS purchased 4,826,482 shares of Common Stock at a price of $9.88 per share and sold 199,084 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares. In February 1995 UPS distributed 1,645,602 shares pursuant to awards under the Managers Incentive Plan. On February 17, 1995, OPL purchased from UPS 3 million shares of Common Stock at $9.88 per share. As of February 28, 1995, UPS held 1,098,872 shares of Common Stock.

                    From March 1, 1995 to January 8, 1996, UPS purchased 1,282,427 shares of Common Stock at a price of $9.88 per share and sold 2,083,492 shares to eligible employees pursuant to its continuous offering of UPS and Overseas shares. Between January 9, 1996 and February 29, 1996 UPS purchased 5,970,983 shares of Common Stock at a price of $12.00 per share and sold 340,497 shares to eligible employees pursuant to its continuous offering of UPS and Overseas shares. In January 1996, UPS distributed 1,594,762 shares pursuant to awards under the Managers Incentive Plan. As of February 29, 1996, UPS held 4,333,531 shares of Common Stock.


                    From March 1, 1996 to August 7, 1996, UPS purchased
814,034 shares of Common Stock at a price of $12.00 per share and sold 3,408,147 shares to eligible employees pursuant to its continuous offering of UPS and Overseas shares. On September 26, 1996, OPL purchased from UPS one million shares of Common Stock at $12.00 per share. Between January 9, 1997 and February 28, 1997 UPS sold 279,639 shares of Common Stock at a price of $14.24 per share. As of February 28, 1997, UPS held 459,779 shares of Common Stock.

                    Since August 7,1996, OPL has assumed responsibility for stock purchases under the Company's Bye-Laws. From August 7, 1996 to January 8, 1997, OPL purchased 587,178 shares of Common Stock at a price of $12.00 per share. From January 9, 1997 to February 28, 1997, OPL purchased 5,520,015 shares of Common Stock at a price of $14.24 per share and sold 1,583,792 shares pursuant to awards under the UPS Managers Incentive Plan. As of February 28, 1997, OPL held 4,523,401 shares of Common Stock in Treasury.

                    There were approximately 73,000 holders of Common Stock as of February 28, 1997.


            (c)     Dividend Policy


                    Declarations of dividends are at the discretion of the Board of Directors in light of all relevant facts, including general business conditions and OPL's earnings and capital requirements. It is the intent of the Board to consider the payment of an annual dividend in an amount to be determined on the basis of OPL's earnings, financial condition and capital needs. OPL declared and paid cash dividends in 1996, 1995 and 1994 of $0.72, $0.60 and $0.48 per share, respectively.

                    Dividends paid by OPL on shares of Common Stock to persons residing in the United States will be subject to United States federal income taxes to the same extent that such dividends would be taxable to such persons if paid by a domestic corporation, but without the dividend received deduction available to corporations. Similar treatment is likely to be accorded under applicable state law.

                    There are no applicable tax treaties or Bermuda laws, decrees or regulations which would impact on payment or remittance of dividends, require withholding for tax purposes or restrict the export or import of capital.


            (d)     Custody Arrangements For Certificates
                    For Common Stock


                    Each shareowner may elect to have First Union National Bank ("First Union") hold his or her certificates as custodian without cost to the shareowner.

                    If the shareowner elects to have First Union hold the shares of Common Stock in custody, First Union will have the shares registered in its name and will sell or otherwise dispose of the shares only upon the shareowner's instruction and in conformity with OPL's Bye-Laws. Dividends and other distributions on Common Stock held in custody will be promptly remitted by First Union to the shareowner. Shareowners will receive periodic statements of the number of shares held by First Union for their account and of dividends paid on those shares. Notice of any regular or special meeting of shareowners of OPL will be forwarded to shareowners by First Union, which will vote the shares as directed by the shareowner or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting.

Item 6.   Selected Financial Data


            The following selected financial information should be read in conjunction with Overseas' consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follow this section. All currency amounts herein are transacted and expressed in U.S. dollars.

                       Five-Year Selected Financial Data
                   (in thousands, except per share amounts)

   Income Statement Data:
   ---------------------
   Years Ended December 31,
                                                      1996               1995               1994               1993         1992
                                                      ----               ----               ----               ----         ----
        Reinsurance:
           Premiums written                       $560,561           $500,652           $449,577           $347,906      $330,067
           Premiums earned                        $531,088           $463,910           $432,323           $345,770      $329,455
           Underwriting income                    $244,489           $237,221           $223,113           $176,792      $176,275
        Leasing and Real Estate:
            Revenue                               $150,741           $125,450           $121,758           $ 49,686      $ 47,781
            Operating income                      $ 57,466           $ 47,910           $ 46,743           $ 34,180      $ 31,600
        Investments:
           Interest Income                        $ 55,538           $ 87,361           $ 43,731           $ 52,921      $ 46,612
           Net holding gain on trading
            securities                            $ 91,758           $ 48,636             -                  -             -
           Net gain (loss) on sale of
            investments                             -                $  8,520          $ (54,269)          $ 26,813      $ (4,730)
         Investment income (loss)                 $165,981           $150,700          $  (5,138)          $ 83,561      $ 44,062
        Interest expense, Net                     $ 42,156           $ 38,341          $  32,069           $ 24,298      $ 24,194
        Administrative Expenses                   $ 13,753           $  8,882          $   5,743           $  5,363      $  5,040
        Net Income                                $401,225           $370,799          $ 222,444           $260,658      $219,574
        Net Income per share                      $   2.97           $   2.73          $    1.60           $   1.82      $   1.50
        Cash dividends per share                  $    .72           $    .60          $     .48           $    .45      $    .41



Balance Sheet Data:
------------------
As of December 31,
                                                   1996               1995               1994               1993          1992
                                                   ----               ----               ----               ----          ----
        Cash and Investments                    $1,873,028         $1,650,291         $1,388,697         $1,166,423    $1,053,574

        Total Assets:
         Reinsurance                            $1,864,360         $1,699,035         $1,417,013         $1,331,892    $1,223,031
         Leasing and Real Estate                $1,327,809           $720,276           $668,877           $600,584      $387,439
                                                ----------           --------           --------           --------      --------
                                                $3,192,169         $2,419,311         $2,085,890         $1,932,476    $1,610,470
                                                ----------         ----------          ---------          ---------     ---------

        Debt                                      $713,790           $436,674           $402,943           $385,077      $243,764

        Members' Equity                         $1,922,797         $1,631,492         $1,373,931         $1,257,765    $1,079,728

        Book value per share                        $14.24             $12.00              $9.88              $8.80         $7.40

Item 7           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

1996 Compared to 1995

Reinsurance:

Reinsurance premiums written increased to $560.6 million in the year ended December 31, 1996, from $500.7 million in 1995. The increase of $59.9 million was due to growth in excess value premiums of $21.5 million, decreased workers' compensation reinsurance premiums written of $19.1 million and an increase in other reinsurance premiums written of $57.5 million. Excess value reinsurance premiums increased due to a 6% increase in excess value units over 1995. Workers' compensation reinsurance premiums written decreased $19.1 million due to a change in the program's coverage period and renewal date from May 1, 1997 to December 31, 1996. The increase in other reinsurance premiums written was primarily the result of four new treaties which contributed $68.4 million in premiums written in 1996, and increased premiums of $11.3 million on the renewal of existing programs. This premium increase was offset by reduced premiums of $22.2 million from four reinsurance programs which were discontinued and are currently in run-off. The increase in reinsurance underwriting income of $7.3 million is primarily due to excess value reinsurance.

Leasing and Real Estate:

Leasing and real estate revenue increased by $25.3 million over 1995. OPCC purchased office buildings in November 1995 and August 1996, which generated rents of $17.1 million for 1996 compared to $1.7 million in 1995. The two properties acquired in December 1996 did not contribute to revenues in 1996. Hotel sales increased $7.2 million due to higher occupancy and higher room rates. Operating lease rents with UPS increased $2.9 million due to increased rents resulting from the expansion of the data processing facility. Operating expenses increased due to increased hotel operating expenses, increased costs at the data processing facility due to its expansion and increased operating costs for new buildings. Leasing and real estate operating income increased from $47.9 million to $57.5 million in 1996.


Investment Income:

The investment results for the year ended December 31,1996, reflect the effects of the diversification steps taken in November 1995 and the reclassification of our investments as trading securities with the corresponding reporting of unrealized gains and losses as income instead of as a separate component of Members' Equity. Investment income increased by $15.2 million over 1995 primarily due to increased net holding gains on investments of $34.6 million, increased dividends on real estate investment trust securities and equity securities of $12.1 million offset by a decline in interest income of $31.8 million. Net holding gains on the equity portfolio increased $78.3 million and were partially offset by increased holding losses in the fixed income portfolio of $43.7 million due to declines in carrying values resulting from increases in interest rates during the year. Interest from debt securities declined $31.8 million, primarily due to a lower allocation of investments in fixed income securities of 53% in 1996 instead of almost 100% during 1995.

Interest Expense:

Interest expense increased from $38.3 million to $42.2 million in 1996 primarily due to the assumption of additional debt in connection with the acquisition of office buildings and amortization of hedging costs on the refinancing of the hotel debt.

Administrative Expenses:

General and administrative expenses increased from $8.9 million to $13.8 million in 1996 primarily due to increased investment fees associated with the diversification of the investment portfolio and added fees for shareowners services.

Net Income:

Net income increased by $30.4 million over 1995 due to improved earnings in all segments, with the greatest improvement reported in our investment activities. Net income per share was $2.97, a 24 cent per share increase over 1995.

1995 Compared to 1994

Reinsurance:

Reinsurance premiums earned increased from $432.3 million in the year ended 1994 to $463.9 million in the year ended 1995, due to increased excess value reinsurance premiums of $22.8 million and higher premiums from other reinsurance of $25.8 million, partially offset by reduced premiums from workers' compensation reinsurance of $17.0 million. The growth in excess value reinsurance premiums is primarily the result of a 5.3% increase in excess value units over 1994. The increase in other reinsurance premiums earned is primarily due to new 1995 treaties and growth in existing business. Workers' compensation reinsurance premiums decreased primarily as a result of rate reductions in California in 1995. The increase in reinsurance underwriting income of $14.1 million is primarily due to improved results from excess value reinsurance.

Leasing and Real Estate:

Leasing and real estate operating income increased from $46.7 million to $47.9 million, primarily due to hotel operations and an office building acquired in November 1995. Operating lease income increased $1.2 million due to improved results from the data processing facility and aircraft leases after adjustment for a $2.6 million non-recurring gain from the sale of aircraft in 1994. Finance lease income decreased $0.9 million from 1994, primarily due to the termination of a finance lease in January 1995 when the lessee exercised its purchase option on underlying equipment. Hotel income increased by $2.7 million due to higher average room rates, offset in part by reduced room availability due to planned room renovations completed in the first quarter of 1995. In November 1995, Overseas acquired an office building which generated net rental property income of $0.8 million with no results of operations applicable for 1994.

Investment Income:

Investment income increased from a loss of $5.1 million in 1994 to a gain of $150.7 million in 1995, primarily as a result of increased interest income, reduced realized losses incurred on the Company's investment portfolio and the change in unrealized gains on investments we own. The realized losses in 1994 were the result of increases in interest rates in the U.S. and in Europe which reduced the market value of longer maturity bonds owned by Overseas. In response to the uncertainty experienced in 1994, a significant part of 1995 saw the investment portfolio in a cautious but profitable position in the fixed income markets, as duration was reduced from levels of the prior year. Following an extensive study aimed at improving future investment returns, the Company repositioned its portfolio in November 1995, which now has a substantial allocation to equity investments, both in the U.S. and other regions. Effective December 31, 1995, Overseas adopted FASB's Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities, reclassified its available-for-sale portfolio as trading securities and caused changes in unrealized gains and losses to be reported as income and not as a separate component of members' equity. As a result, gain or loss on sale of investments was reduced from a $54 million loss to an $8.5 million gain; interest income increased $43.6 million and unrealized gains contributed an additional $48.6 million of investment income. The allocation to equities effective November 1995 contributed over $20 million of the $48.6 million increase in unrealized gains.

Interest Expense:

Interest expense increased from $32.1 million in 1994 to $38.3 million in 1995 as a result of increases in interest rates and the assumption of additional debt in connection with the hotel and the acquisition of the office building in 1995.

Net Income:

Net income for 1995 increased by $148.4 million over 1994 due to improved earnings in all of our operating activities, but primarily in our investment activities. Net income per share was $2.73, a $1.13 per share increase over 1994.

LIQUIDITY AND CAPITAL RESOURCES

                          Overseas believes that its investments and cash flow
from operations are adequate sources of capital and liquidity for the payment of claims and the conduct of its existing leasing, and real estate operations. Overseas further believes that its strong capital position will permit continued expansion of its reinsurance business should appropriate opportunities arise. In the event Overseas decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or by outside borrowing which Overseas believes would be readily available to it.

                          Overseas' investment policies are designed to achieve
enhanced returns to shareowners measured over conventional medium to long-term market cycle periods. Overseas primarily invests in highly liquid debt securities of governments, government agencies, financial institutions and utilities in its fixed income portfolio and in stocks drawn mainly from the S&P 500 Index for its equity portfolio. Increases in interest rates could have a negative effect on the value of the bonds and equities comprised within its investment portfolio. However, Overseas expects that an increase in interest rates will have no material adverse effect on overall liquidity.

                          Because the liquidity of Overseas' investments
permits Overseas to respond quickly to changing market conditions, Overseas' investments are not significantly affected by inflation. Inflation, including inflation in damage awards and costs, can substantially increase the ultimate cost of settlement in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. Overseas will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

                          OPL and OP Re participate in reinsurance of life, and
other property policies, which is referred to as "other reinsurance", with their activities to date centered mainly on treaty relationships with major insurance and reinsurance companies. As of December 31, 1996, $28 million of life reinsurance had been assumed, a net decrease of $29 million from 1995,due to the cancellation of a treaty with Norwich Life, carrying reserves of $20 million and to existing programs being amortized by approximately $9 million. OPL and OP Re expanded their other property reinsurance business through participation in additional reinsurance arrangements covering property , workers' compensation , automobile liability risks and the credit performance of a loan portfolio. Premiums from other reinsurance programs increased by over $57 million over 1995. OPL and OP Re anticipate continued growth in this challenging area of their reinsurance operations.

                 In their life, property and casualty and other reinsurance businesses, OPL and OP Re reinsure through treaty relationships risks of The Equitable Life Assurance Society, Liberty Mutual Fire Insurance Company, Lincoln National Reassurance Company of Fort Wayne, Indiana, Prudential Property and Casualty Insurance Co., American International Specialty Lines Insurance Co., New Hampshire Insurance Co., Hannover Re, Motor Insurance Corporation, Associated Industries Insurance Company, Inc. and The Bank of Boston. In accordance with normal business practice, letters of credit in favor of certain insurance companies reinsured by OPL and OP Re are established and amended periodically based upon the insurance companies' actual loss experience.

                    OPL Funding issued $245 million of its bonds in two series to permanently finance the acquisition of the facility and the five Boeing 757's in November 1990. Fixed rentals on these assets (which will be $24.4 million per year until the maturity of the first series of bonds in 2012 and $7.3 million per year thereafter until the maturity of the second series in
2019) approximate the interest payments on the bonds and have been committed to that purpose. Variable rentals, based on usage of these assets, were $18.9 million in 1996, $16.0 million in 1995 and $15.1 million in 1994. For further information regarding lease payments see Note 5 of the Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

                    OPCC conducted its seventh full year of operations in the leasing and real estate business in 1996. It leases five Boeing 757's and a data processing facility to subsidiaries of UPS. Additionally, OPCC has invested in finance leases with two different lessees for hopper cars and a distribution facility in Illinois. In December 1993, it purchased a prominent hotel in Boston, Massachusetts. In November 1995, OPCC acquired an office building in Atlanta, Georgia. There were three new additions to the real estate and leasing portfolio in 1996. In August 1996, OPCC purchased the Atlanta Financial Center in Atlanta, Georgia and in December 1996 it acquired another office building in Chicago, Illinois. Also in December 1996, OPCC purchased a two-third partnership interest in a retail and office complex adjacent to the hotel in Boston. In connection with the acquisition of leased assets and real estate assets, OPCC has issued or assumed certain debt obligations. For further information, see Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data". OPCC continues to actively seek additional investment opportunities.

                    The United States Internal Revenue Service ("IRS") has issued a Notice of Deficiency with respect to the year 1984 in which it asserted that OPL is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest. OPL contested the proposed assessment of tax in the Notice of Deficiency on August 18, 1995 by filing a Petition in the United States Tax Court. The IRS has also asserted that OPL is subject to U.S. taxation and has proposed an assessment of $240 million of tax for the years 1985 through 1987, plus penalties and interest. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987; however pending resolution of the matter, the IRS may take similar positions for all subsequent years. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It will vigorously contest the Notice of Deficiency for 1984, the proposed assessment for the years 1985 through 1987 and any future assessments.

                    Overseas believes that its borrowing capabilities and cash flows from reinsurance, investments and leasing and real estate operations will be a sufficient source of capital for its ongoing operations. On a long-term basis, Overseas believes that its resources and available credit capacity will continue to be adequate to meet any obligations likely to arise under its existing lines of business, and that its resources are sufficient to allow it to underwrite additional reinsurance business as well as to acquire additional capital assets in the future.

Item 8.     Financial Statements and Supplementary Data


                    The Financial Statements of Overseas are filed together with this Report: see pages [F-1 to F-14] which are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


                                Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

                    Information regarding the Directors and Executive Officers of OPL presented under the captions "Election of Directors" and "Executive Officers" in OPL's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 28, 1997, which will be filed with the Securities and Exchange Commission (the "SEC") by April 29, 1997, is incorporated herein by reference. See "Item 1 -- Executive Officers".

Item 11.  Executive Compensation

                    Information in answer to this Item 11 is presented under the caption "Compensation of Executive Officers and Other Information" and "Compensation of Directors" in OPL's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 28, 1997, which will be filed with the SEC by April 29, 1997, is incorporated herein by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

                    Information in answer to this Item 12 is presented under the caption "Stock Ownership of Certain Beneficial Owners and Management" in OPL's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 28, 1997, which will be filed with the SEC by April 29, 1997, is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

                    Information in answer to this Item 13 is presented under the caption "Certain Relationships and Related Transactions" in OPL's definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 28, 1997, which will be filed with the SEC by April 29, 1997, is incorporated herein by reference.

                                    PART IV

Item 14.    Exhibits, Financial Statement
            Schedules and Reports on Form 8-K


            (a)     1.  Financial Statements.
                        - See Index to Financial Statements and Financial Statement Schedules at page F-1, which is incorporated herein by reference.

                    2.  Financial Statement Schedules.
                        - See Index to Financial Statements and Financial Statement Schedules at page F-1, which is incorporated herein by reference.

                    3.  List of Exhibits.
     - See Exhibit Index at page E-1, which is incorporated herein by reference.

            (b)     Reports on Form 8-K.
                    - No reports on Form 8-K were filed during the quarter ended December 31, 1996.

            (c)     Exhibits required by Item 601 of Regulation S-K.
                    - See Exhibit Index at page E-1, which is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Overseas Partners Ltd. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

                                           OVERSEAS PARTNERS LTD.

Date:  March 17, 1997                      By:  /s/ Bruce M. Barone
                                                -------------------
                                                    Bruce M. Barone
                                           President, Chief Executive Officer
                                           and Principal Financial Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

                          Signature                                      Title                                  Date
                          ---------                                      -----                                  ----
                     /s/ Bruce M. Barone                  President, Chief Executive Officer               March 17, 1997
                     -------------------                   (Principal Financial Officer) and
                      (Bruce M. Barone)                                Director


                     /s/ Robert J. Clanin                              Director                            March 17, 1997
                     --------------------
                      (Robert J. Clanin)


                      /s/ Joseph M. Pyne                               Director                            March 17, 1997
                      ------------------
                       (Joseph M. Pyne)


                      /s/ Cyril E. Rance                               Director                            March 17, 1997
                      ------------------
                       (Cyril E. Rance)


                     /s/ Edwin H. Reitman                              Chairman                            March 17, 1997
                     --------------------                    of the Board of Directors and
                      (Edwin H. Reitman)                               Director

                    /s/ Leopold A. Schmidt                   Vice President and Treasurer                  March 17, 1997
                    ----------------------                  (Principal Accounting Officer)
                     (Leopold A. Schmidt)


                     /s/ Walter A. Scott                               Director                            March 17, 1997
                     -------------------
                      (Walter A. Scott)


                    /s/ Michael J. Moletta                 Authorized Representative in the                March 17, 1997
                    ----------------------                           United States
                    (Michael J. Molletta)

                            OVERSEAS PARTNERS LTD.
                               AND SUBSIDIARIES


                      CONSOLIDATED FINANCIAL STATEMENTS
                       AND SCHEDULES COMPRISING ITEMS 8
                        AND 14(a) OF THE ANNUAL REPORT
                        ON FORM 10-K TO THE SECURITIES
                           AND EXCHANGE COMMISSION

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Item 8.                   Financial Statements                                                Page Number
-------                   --------------------                                                -----------
                         Independent Auditors' Report                                              F - 2

                         Consolidated Balance Sheet December 31, 1996 and 1995                     F - 3

                         Statement of Consolidated Income years ended December 31,                 F - 4
                         1996,1995, and 1994

                         Statement of Consolidated Members' Equity years ended                     F - 5
                         December 31, 1996, 1995 and 1994

                         Statement of Consolidated Cash Flows years ended December                 F - 6
                         31, 1996, 1995 and 1994

                         Notes to Consolidated Financial Statements years ended                    F - 7
                         December 31, 1996, 1995 and 1994                                           to
                                                                                                  F - 14

Item 14(a).     Financial Statement Schedules
                All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto, with the exception of the Summary of Investment Schedule which is included in the text of this Form
                10-K, page 12.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, members' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE

Hamilton, Bermuda
January 9, 1997

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996 AND 1995

(U.S.$ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            1996             1995
                                                                            ----             ----
ASSETS:
Cash and cash equivalents                                               $   394,343       $   327,259
Investments (principally at fair value)                                   1,478,685         1,323,032
Receivables:
  Interest, premiums and other                                               80,313            76,776
  Rentals                                                                     5,857             4,147
Deposits with insurers                                                       34,989            63,092
Deferred acquisition costs                                                   27,104            16,332
Leasing :
   Operating leases with UPS                                                306,141           314,733
   Finance leases                                                            49,201            50,294
   Hotel                                                                    169,624           173,817
   Office buildings                                                         618,157            61,776
Other assets                                                                 27,755             8,053
-----------------------------------------------------------------------------------------------------
Total Assets                                                             $3,192,169        $2,419,311
-----------------------------------------------------------------------------------------------------

LIABILITIES & MEMBERS' EQUITY:

LIABILITIES:

Accrued losses and loss expenses                                         $  265,166        $  214,207
Accounts payable and other accruals                                         100,036            25,133
Unearned premiums                                                           104,412            74,939
Deferred income taxes                                                        47,668            36,866
Debt                                                                        713,790           436,674
Minority interest                                                            38,300                --
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                        $1,269,372         $ 787,819
-----------------------------------------------------------------------------------------------------

MEMBERS' EQUITY:

Preference stock, par value $.10 per share;
  authorized 200,000,000 shares; none issued                                     --                --
Common stock, par value, $.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 135,000,000 shares in 1996 and
  136,000,000 shares in 1995                                                 13,500            13,600
Contributed surplus                                                          25,331            25,331
Retained earnings                                                         1,883,966         1,592,561
Total Members' Equity                                                     1,922,797         1,631,492
-----------------------------------------------------------------------------------------------------
Total Liabilities & Members' Equity                                      $3,192,169        $2,419,311
-----------------------------------------------------------------------------------------------------
BOOK VALUE PER SHARE                                                     $    14.24     $       12.00
-----------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

 STATEMENT OF CONSOLIDATED INCOME
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 (U.S.$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             1996                   1995             1994
                                                             ----                   ----             ----
 REVENUES:
   Reinsurance premiums written                           $560,561                $500,652       $ 449,577
   Change in unearned premiums                             (29,473)                (36,742)        (17,254)
----------------------------------------------------------------------------------------------------------
   Reinsurance premiums earned                             531,088                 463,910         432,323
   Operating leases with UPS                                43,359                  40,456          42,572
   Finance leases                                            4,092                   4,256           5,185
   Hotel                                                    86,175                  79,012          74,001
   Office buildings                                         17,115                   1,726             ---
   Interest from debt securities                            55,538                  87,361          43,731
   Net holding gain on trading securities                   91,758                  48,636             ---
   Net gain (loss) on investments available-for-               ---                   8,520         (54,269)
      sale
   Amortization of held-to-maturity securities               4,483                   4,112           3,772
   Dividends                                                14,202                   2,071           1,628
----------------------------------------------------------------------------------------------------------
                                                           847,810                 740,060         548,943
----------------------------------------------------------------------------------------------------------




 EXPENSES:
   Reinsurance losses and loss expenses                    236,293                 189,373         175,090
   Reinsurance commissions and taxes                        50,306                  37,316          34,120
   Depreciation                                             17,497                  13,512          13,005
   Leasing & real estate operating expenses                 75,778                  64,028          62,010
   Interest                                                 42,156                  38,341          32,069
   Administrative                                           13,753                   8,882           5,743
----------------------------------------------------------------------------------------------------------
                                                           435,783                 351,452         322,037
----------------------------------------------------------------------------------------------------------

 Income before income taxes                                412,027                 388,608         226,906
 Income taxes - deferred                                   (10,802)                (17,809)         (4,462)
----------------------------------------------------------------------------------------------------------
   NET INCOME                                             $401,225                $370,799       $ 222,444
----------------------------------------------------------------------------------------------------------
   NET INCOME PER SHARE                                   $   2.97                $   2.73       $    1.60
----------------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

 STATEMENT OF CONSOLIDATED MEMBERS' EQUITY
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 (U.S.$ IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)





                                                  Common Stock                                  Unrealized        Total
                                  Preference      ------------       Contributed    Retained      Gain on        Members'
                                    Stock       Shares      Amount     Surplus      Earnings    Investments       Equity
                                    -----     ---------    -------     -------      --------    -----------       ------
 BALANCE, JANUARY 1, 1994         $     -     143,000    $14,300     $25,331      $1,211,778      $  6,356     $1,257,765

 Net income                             -           -          -           -         222,444             -        222,444

 Dividends paid ($.48 per share)        -           -          -           -         (66,720)            -        (66,720)

 Retirement of common stock             -      (4,000)      (400)          -         (34,800)            -        (35,200)

 Change in unrealized gain on
 investments                            -           -          -           -               -        (4,358)        (4,358)
 -------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1994       $     -     139,000    $13,900     $25,331      $1,332,702      $  1,998     $1,373,931

 Net income                             -           -          -           -         370,799             -        370,799

 Dividends paid ($.60 per share)        -           -          -           -         (81,600)            -        (81,600)

 Retirement of common stock             -      (3,000)      (300)          -         (29,340)            -        (29,640)

 Change in unrealized gain on
 investments                            -           -          -           -               -        38,668         38,668

 Transfer of unrealized gain to
 income                                 -           -          -           -               -       (40,666)       (40,666)
--------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1995       $     -    $136,000    $13,600     $25,331      $1,592,561      $      -     $1,631,492

 Net income                             -           -          -           -         401,225             -        401,225

 Dividends paid ($.72 per share)        -           -          -           -         (97,920)            -        (97,920)

 Retirement of common stock             -      (1,000)      (100)          -         (11,900)            -        (12,000)
--------------------------------------------------------------------------------------------------------------------------
 BALANCE, DECEMBER 31, 1996       $     -    $135,000    $13,500     $25,331      $1,883,966      $      -     $1,922,797
--------------------------------------------------------------------------------------------------------------------------





                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

 STATEMENT OF CONSOLIDATED CASH FLOWS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 (U.S.$ IN THOUSANDS)

                                                                         1996              1995           1994
                                                                         ----              ----           ----
Cash flow from operating activities:
  Net income                                                      $    401,225        $   370,799    $   224,444

Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation                                                          17,497             13,512         13,005
  Income taxes - deferred                                               10,802             17,809          4,462
  Net holding gain on trading securities                               (91,758)           (48,636)          ----
  Net loss (gain) on investments available-for-sale                       ----             (8,520)        54,269
  Proceeds from sale of investments                                  1,153,594               ----           ----
  Purchase of investments                                           (1,209,433)              ----           ----
  Net gain on sale of Boeing 727 Aircraft                                 ----               ----         (2,623)
  Other                                                                 (7,905)            (2,853)        (5,666)

Changes in Assets and Liabilities:
  Interest, premiums and other receivables                              (3,537)           (18,481)         2,322
  Rentals receivable                                                    (1,710)            (3,857)         6,306
  Deposits with insurers                                                28,103             14,389         49,777
  Deferred acquisition costs                                           (10,772)            (6,668)        (7,593)
  Other assets                                                         (19,702)              (593)        (2,383)
  Accrued losses and loss expenses                                      50,959             (5,104)
  Accounts payable and other accruals                                   (1,697)            (2,061)        23,734
  Unearned premiums                                                     29,473             36,742         17,254
----------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                         345,139            356,478        344,294
----------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
  Proceeds from maturities and sale of investments                        ----          2,334,180      2,943,344
  Proceeds from sale of Boeing 727 aircraft                               ----               ----         16,928
  Purchases of investments                                                ----         (2,634,850)    (2,954,254)
  Proceeds from termination of finance leases                             ----             14,541           ----
  Acquisition of office buildings                                     (232,969)           (62,131)          ----
  Additions to fixed assets                                             (2,225)           (23,445)        (4,580)
----------------------------------------------------------------------------------------------------------------
Net cash flow provided (used) by investing activities                 (235,194)          (371,705)         1,438
----------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
  Retirement of common stock                                           (12,000)           (29,640)       (35,200)
  Dividends paid                                                       (97,920)           (81,600)       (66,720)
  Repayment of debt                                                   (122,641)            (1,325)      (102,190)
  Borrowings                                                           189,700             35,000        120,000
----------------------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                             (42,861)           (77,565)       (84,110)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    67,084            (92,792)       261,622

Cash and cash equivalents:
  Beginning of year                                                    327,259            420,051        158,429
----------------------------------------------------------------------------------------------------------------

  End of year                                                     $    394,343        $   327,259    $   420,051
----------------------------------------------------------------------------------------------------------------
Amounts paid for:
  U.S. income taxes                                               $        168        $       619    $        25
----------------------------------------------------------------------------------------------------------------

  Interest                                                        $     49,923        $    38,284    $    19,923
----------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. ("OPL") and its subsidiaries (collectively "Overseas"). Intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with accounting principles generally accepted in the United States of America.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Overseas is engaged in the property, casualty and life reinsurance business and in the leasing and real estate business. A major source of its reinsurance business is the reinsurance of shipper's insurance issued by U.S. based insurance companies covering loss or damage to shippers' packages carried by subsidiaries of United Parcel Service (UPS). OPL expects that package reinsurance will continue to be a significant part of its business. However, there can be no assurance that UPS or its subsidiaries will continue to utilize the insurance arrangements for which OPL provides reinsurance.

    For its property and casualty reinsurance business, premiums written are recognized as earned on a pro-rata basis over the periods of the respective policies. Unearned premiums and acquisition costs, primarily commissions and taxes applicable to the unexpired periods of the policies in force, are deferred.

    Reinsurance premiums which are subject to adjustments are estimated based upon available information. Any variances from the estimates are recorded in the periods in which they become known.

    Losses and loss expenses on property and casualty business include outstanding losses, as reported, and a provision for losses incurred but not reported which is based on estimates of the ultimate liability for losses. Although Overseas believes this provision is adequate, actual losses may vary from such estimates. Any such variances will be recorded in periods in which they become known.

    For its life reinsurance business, Overseas includes the full amount of reinsurance provided as a liability in accrued losses and loss expenses and as an asset in deposits with insurers. Premiums and related liabilities for future policy benefits are recognized when premiums are due.

    Letters of credit of $357 million and $149 million at December 31, 1996 and 1995 in favor of certain reinsureds were established and are amended annually based upon the reinsureds' actual experience.

    All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

    Debt issuance expenses, included in other assets, and original issue discounts are amortized over the term of the related debt.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



Leasing and real estate activities include finance leases, operating leases with UPS and the operation of a hotel and four office buildings. Income from finance leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income from operating leases is recognized as rentals and becomes receivable according to the provisions of the leases. The hotel air rights lease is prepaid through the year 2077 (the expiration date of the lease) and is amortized under the straight-line method over the life of the lease. Equipment under operating leases, the hotel and the office building are recorded at cost less accumulated depreciation, which is provided under the straight-line method over the estimated useful lives as follows:

Operating Leases with UPS
-------------------------
Facility                                                    40 years
Aircraft                                                    35 years

Hotel
-----
Building and improvements                                   40 years
Furniture, fixtures and equipment                           10 years

Office Buildings
----------------
Building, improvements and options                          40 years
Furniture, fixtures and equipment                            7 years

    Effective December 31, 1995, Overseas adopted FASB's Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities and reclassified its available-for-sale securities as trading securities. Trading securities are carried at fair value. Available-for-sale securities were carried at fair value, with unrealized gains and losses, net of applicable income taxes, excluded from net income and reported as a separate component of Members' Equity. In conjunction with this transfer, Overseas recognized in income in 1995 an unrealized gain of $48.6 million and related taxes of $7.9 million, of which $7.0 million of gains and $5.0 million of taxes are from prior periods that were previously included in a separate component of Members' Equity. Non-U.S. dollar securities are translated into U.S. dollars at year end rates. Overseas classifies certain U.S. Treasury notes as held-to-maturity securities carried at amortized cost, as Overseas has the ability and intent to hold them to maturity. Realized gains and losses on sales of available-for-sale investments are recognized in net income on the specific identification basis.


    Estimated fair value of investments, including forward exchange contracts and options, is based on market quotations and estimated fair value of debt is based on dealer supplied quotations.

    Net income and book value per share are based on 135 million shares in 1996, 136 million shares in 1995 and 139 million shares in 1994.

2.  TAXES

OPL is incorporated under the laws of the Islands of Bermuda and does not consider itself to be engaged in a trade or business in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the U.S., primarily Overseas Partners Capital Corp. ("OPCC"), and as a result, it, but not OPL, is subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


    The United States Internal Revenue Service ("IRS") has issued a Notice of Deficiency with respect to the year 1984 in which it asserted that OPL is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest. OPL contested the proposed assessment of tax in the Notice of Deficiency on August 18, 1995 by filing a Petition in the United States Tax Court. The IRS has also asserted that OPL is subject to U.S. taxation and has proposed an assessment of $240 million of tax for the years 1985 through 1987, plus penalties and interest. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. Pending resolution of the matter, the IRS may take similar positions for all subsequent years. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It will vigorously contest the Notice of Deficiency for 1984, the proposed assessment for the years 1985 through 1987 and any future assessments.

    Deferred income taxes calculated at the U.S. Federal statutory rate of 35% plus appropriate state income taxes on the income of those subsidiaries engaged in business in the United States result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes. The tax effects of those temporary differences are as follows:
(000's omitted)


                                              1996      1995       1994
                                              ----      ----       ----
Excess of tax over book depreciation      $  8,149  $  6,152   $  4,494
Benefit of net operating loss carryovers        96      (930)     2,400
Other accrued expenses not currently
  deductible                                  (195)    4,617     (2,432)
Unrealized securities holding gain           2,752     7,970       ----
------------------------------------------------------------------------
U.S. income taxes - deferred              $ 10,802  $ 17,809   $  4,462
------------------------------------------------------------------------


Overseas has unused net operating loss carryovers which expire as follows:
(000's omitted)

            Year
            ----
            2006                   $45,323
            2007                   $32,584
            2008                   $15,572

Overseas also has alternative minimum tax credits which have no expiration date.

The components of deferred income taxes at December 31, 1996 and 1995 are as follows: (000's omitted)

                                                      1996                1995
                                                      ----                ----
Benefit of operating loss carryovers               $37,392             $39,310
Other accrued expenses not currently
 deductible                                          2,938                 659
Other - net                                            (34)                319
------------------------------------------------------------------------------
  Total deferred tax assets                         40,296              40,288
------------------------------------------------------------------------------
Excess of tax over book depreciation                77,551              69,184
Unrealized securities holding gain                  10,413               7,970
------------------------------------------------------------------------------
  Total deferred tax liabilities                    87,964              77,154
------------------------------------------------------------------------------

  Net deferred taxes                               $47,668             $36,866
------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



3.  INVESTMENTS


Investments consist of:  (000's omitted)

                                      1996            1995
                                      ----            ----
Trading                         $1,424,491      $1,273,321
Held-to-maturity                    54,194          49,711
----------------------------------------------------------
                                $1,478,685      $1,323,032
----------------------------------------------------------

Held-to-maturity securities, which are comprised of zero coupon U.S. Treasury notes, are carried at amortized cost and have an estimated fair value of $72.6 million at December 31, 1996 and $78.1 million at December 31, 1995.

Amortized cost and estimated fair value of investments in trading securities are as follows: (000's omitted)

--------------------------------------------------------------------------------------------------------------
                                             AMORTIZED COST       UNREALIZED       UNREALIZED   ESTIMATED FAIR
                                                                       GAINS           LOSSES            VALUE
--------------------------------------------------------------------------------------------------------------
 December  31, 1996:
 Short-term Investments                        $     25,333       $      218    $        (99)     $     25,452
 Bonds                                              532,657            2,012          (5,181)          524,488
 Equities                                           675,030          134,758         (16,097)          793,691
 Real estate investment trust certificates           47,104           28,756             ----           75,860
--------------------------------------------------------------------------------------------------------------
                                               $  1,280,124       $  165,744    $   ( 21,377)     $  1,424,491
--------------------------------------------------------------------------------------------------------------
 December 31, 1995:
 Short-term investments                        $     64,209       $       39    $        (61)     $     64,187
 Bonds                                              540,018            6,798            (257)          546,559
 Equities                                           588,734           31,456          (9,217)          610,973
 Real estate investment                              32,163           19,439             ----           51,602
 trust certificates
--------------------------------------------------------------------------------------------------------------
                                               $  1,225,124       $   57,732    $     (9,535)     $  1,273,321
--------------------------------------------------------------------------------------------------------------


The components of gain (loss) on sale of investments available-for-sale were as follows: (000's omitted)

                                                  1995            1994
                                                  ----            ----
              Gains                           $   21,014      $   13,719

              Losses                             (12,494)        (67,988)
              ----------------------------------------------------------
                                              $    8,520      $  (54,269)
              ----------------------------------------------------------



        Included in net holding gain on trading securities of $91.7 million and $48.6 million in 1996 and 1995, were $100.8 million and $48.6 million of unrealized holding gains, respectively.


        The maturities of fixed income securities held-to-maturity at December 31, 1996, are in excess of ten years.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




4.  FAIR VALUE OF FINANCIAL INSTRUMENTS


Fair value of financial instruments is as follows:(000's omitted)



                                                            1996                                1995
                                           -----------------------------------------------------------------------
                                               Carrying Value        Fair Value   Carrying Value        Fair Value
            ------------------------------------------------------------------------------------------------------
            Investments: (Note 3)
              U.S. dollar denominated              $1,305,921        $1,324,307       $1,230,389        $1,258,771
              Non-U.S. dollar denominated             172,764           172,764           90,094            90,094
              Purchased Options                          ----              ----            2,549             1,926
            ------------------------------------------------------------------------------------------------------
                                                    1,478,685         1,497,071        1,323,032         1,350,791
            ------------------------------------------------------------------------------------------------------
            Debt:  (Note 7)                           713,790           699,352          436,674           526,402



Purchased options were used to hedge against the impact of unfavorable interest rate movements on the hotel debt prior to the refinancing of that debt and to protect the investment in equities against a severe market decline, and were with parties that Overseas believes are creditworthy. The net carrying value of these options was included in investments. The premium on the interest rate option was amortized over the term of the option. The equity index were carried at fair value and any unrealized gains or losses included in net income.



5.  LEASING & REAL ESTATE

Overseas acquired the Atlanta Financial Center in August 1996, and in December 1996, the 333 West Wacker building. The purchase prices of these buildings have been allocated to the various asset categories in 1996, following independent appraisals. Also in December 1996, Overseas acquired a two-third interest in the retail center and office complex, Copley Place. The purchase price will be allocated to the various asset categories following an independent appraisal in 1997. In November 1995, Overseas purchased One Buckhead Plaza.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



 Leasing & real assets consist of the following: (000's omitted)


                                                            1996               1995
-----------------------------------------------------------------------------------
 Operating Leases with UPS:
   Boeing 757 aircraft                               $   237,543        $   237,543
   Data processing facility                              117,841            117,841
-----------------------------------------------------------------------------------
                                                         355,384            355,384
   Accumulated depreciation                              (49,243)           (40,651)
-----------------------------------------------------------------------------------
                                                         306,141            314,733
-----------------------------------------------------------------------------------
 Finance leases:
   Lease rents receivable                                103,701            108,887
   Estimated residual value                                6,744              6,744
   Unearned and deferred income                          (61,244)           (65,337)
-----------------------------------------------------------------------------------
                                                          49,201             50,294
-----------------------------------------------------------------------------------
 Hotel:
   Building and improvements                             152,076            152,076
   Furniture, fixtures and equipment                      14,605             13,335
   Air rights, leasehold interest                         18,128             18,128
-----------------------------------------------------------------------------------
                                                         184,809            183,539
-----------------------------------------------------------------------------------
   Accumulated depreciation                              (15,185)            (9,722)
-----------------------------------------------------------------------------------
                                                         169,624            173,817
-----------------------------------------------------------------------------------
 Office buildings:
   Building, improvements and options                    596,084             56,297
   Furniture, fixtures and equipment                       3,961              2,334
   Land                                                   21,900              3,500
-----------------------------------------------------------------------------------
                                                         621,945             62,131
-----------------------------------------------------------------------------------
   Accumulated depreciation                               (3,788)              (355)
-----------------------------------------------------------------------------------
                                                         618,157             61,776
-----------------------------------------------------------------------------------
   Total                                             $ 1,143,123        $   600,620
-----------------------------------------------------------------------------------


The operating lease agreements require fixed annual minimum rentals and variable additional rentals based upon usage for certain of the leases.

Variable additional rentals in 1996, 1995 and 1994 were $18.9 million, $16.0 million and $15.1 million, respectively. Total aggregate fixed minimum rentals are as follows: (000's omitted)

                             OPERATING       FINANCE         OFFICE
                                LEASES        LEASES      BUILDINGS           TOTAL
-----------------------------------------------------------------------------------
 1997                        $  24,436     $   5,157     $   36,501       $  66,094
 1998                           24,436         5,157         59,259          88,852
 1999                           24,436         5,157         54,486          84,079
 2000                           24,436         5,157         42,928          72,521
 2001                           24,436         4,476         33,509          62,421
 After  2001                   320,038        78,597         97,759         496,394
-----------------------------------------------------------------------------------
                             $ 442,218     $ 103,701     $  324,442       $ 870,361
-----------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



6.  ACCRUED LOSSES AND LOSS EXPENSES

Activity in accrued losses and loss expenses is summarized as follows: (000's omitted)

                                                             1996              1995               1994
------------------------------------------------------------------------------------------------------
 Balance at January 1,                                   $214,207          $219,311           $250,325
------------------------------------------------------------------------------------------------------
 Incurred related to:
   Current year                                           304,756           184,535            174,806
   Prior years                                              2,374             4,838                284
------------------------------------------------------------------------------------------------------
 Total incurred                                           307,130           189,373            175,090
------------------------------------------------------------------------------------------------------
 Paid related to:
   Current year                                          (132,480)         (104,681)           (77,222)
   Prior years                                            (94,811)          (75,836)           (81,059)
------------------------------------------------------------------------------------------------------
 Total Paid                                              (227,291)         (180,517)          (158,281)
------------------------------------------------------------------------------------------------------
 Amortization of life and annuity reserve - net           (28,880)          (13,960)           (47,823)
------------------------------------------------------------------------------------------------------
 Balance at December 31,                                 $265,166          $214,207           $219,311
------------------------------------------------------------------------------------------------------


7.  DEBT


In connection with the acquisition of leasing and real estate assets, Overseas has issued or assumed certain debt obligations, as follows: (000's omitted)

                                                                            1996                  1995
------------------------------------------------------------------------------------------------------
 Operating Leases:
 9 7/8% Series A Bonds due 2012                                         $171,600              $171,600
 9 7/8% Series B Bonds due 2019                                           73,400                73,400
------------------------------------------------------------------------------------------------------
                                                                         245,000               245,000
 Unamortized discount                                                     (1,011)               (1,068)
------------------------------------------------------------------------------------------------------
                                                                         243,989               243,932
------------------------------------------------------------------------------------------------------
 Finance leases:
 7.53% non-recourse note due 1997 through 2008                            26,331                27,714
 8.1% non-recourse note due 1997 through 2011                             10,070                10,070
------------------------------------------------------------------------------------------------------
                                                                          36,401                37,784
------------------------------------------------------------------------------------------------------
 Hotel:
 8.39% non-recourse note due through 2006                                109,272               120,000
------------------------------------------------------------------------------------------------------
 Office buildings:
 7.246% non-recourse note due 2005                                        34,484                34,958
 7.8% non-recourse note due through 2006                                  79,644                  ----
 8.5% non-recourse note due 1998                                         210,000                  ----
------------------------------------------------------------------------------------------------------
                                                                         324,128                34,958
------------------------------------------------------------------------------------------------------
 Total debt                                                             $713,790              $436,674
------------------------------------------------------------------------------------------------------

 Overseas assumed debt of $210 million on the acquisition of the Copley Place. The debt on the hotel was refinanced in 1996.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


Principal payments under debt obligations are as follows: (000's omitted)

1997                            $   4,618
1998                              214,996
1999                                5,404
2000                                5,846
2001                                6,325
Thereafter                        477,612
-----------------------------------------
                                  714,801
Unamortized discount               (1,011)
-----------------------------------------
                                 $713,790
                                 ========

The right to receive fixed minimum rentals on the Boeing 757 aircraft and data processing facility is used to collateralize and service the debt interest on the Series A and Series B bonds. The principal of these bonds is guaranteed by an OPL wholly-owned subsidiary, Overseas Partners Credit, Inc. Its obligations are secured by zero-coupon U.S. Treasury notes owned by that subsidiary. On or prior to the scheduled maturity of each series of the bonds, the U.S. Treasury notes which secure the guarantee of that series will mature in an amount equal to or exceeding the principal amount of that series.

8.  COMMON STOCK

OPL has the right of first refusal and the right to purchase its shares in certain circumstances. Prior to August 7, 1996, these rights were enjoyed by UPS. In 1996, 1995 and 1994, OPL purchased for cancellation, at book value per share, one million, three million and four million shares, respectively, of its common stock.

9.  BUSINESS SEGMENTS

Overseas is engaged in the reinsurance and leasing and real estate business. All capital expenditures are associated with the leasing real estate business segment. Identifiable assets, revenues and operating income are as follows:
(000's omitted)

                                                            1996               1995               1994
------------------------------------------------------------------------------------------------------
 Assets:
   Reinsurance                                        $1,864,360         $1,699,035         $1,417,013
   Leasing and real estate                             1,327,809            720,276            668,877
------------------------------------------------------------------------------------------------------
 Revenues:
   Reinsurance premiums written                          561,386            502,527            450,627
   Reinsurance premiums ceded                               (825)            (1,875)            (1,050)
                                                      ------------------------------------------------
    Net reinsurance premiums written                     560,561            500,652            449,577
------------------------------------------------------------------------------------------------------
   Leasing and real estate                               150,741            125,450            121,758
------------------------------------------------------------------------------------------------------
 Operating income:
   Reinsurance                                           244,489            237,221            223,113
   Leasing and real estate                                57,466             47,910             46,743
------------------------------------------------------------------------------------------------------


10.  THE BERMUDA INSURANCE REGULATIONS

The Bermuda Insurance Act of 1978 and related regulations require OPL and OP Re to each maintain a minimum solvency margin and a liquidity ratio. For the years ended December 31, 1996 and 1995, OPL and OP Re each met these requirements.

                                  EXHIBITS

                                     TO

                           OVERSEAS PARTNERS LTD.


                             REPORT ON FORM 10-K
                   FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX

(3) Articles of Incorporation and Bye-Laws.

3(a)         Certificate of Incorporation                   Incorporated by Reference to
                                                            Exhibit 3(a) to Registration
                                                            Statement (on Form S-l), No.
                                                            2-95460.


3(b)         Bye-Laws as amended                            Incorporated by Reference to
                                                            Exhibit 3(c) of OPL's Annual
                                                            Report on Form l 0-K
                                                            for the Year Ended December 3l,
                                                            1990.

(4)  Instruments defining the rights of security holders, including indentures.

4(a)         Copy of specimen stock                         Incorporated by Reference
             certificate                                    to Exhibit 4(a) Registration Statement
                                                            (on Form S-1), No.2-95460.

4(b)         Agreement accepting restrictions               Incorporated by Reference to Exhibit 4(b)
             on transfer and rights to purchase             to Registration Statement
             executed by recipients of shares               (on Form S-1), No. 2-95460.

4(c)         Subscription Agreement                         Incorporated by Reference to Exhibit 4(c)
                                                            to Registration Statement (on Form S-1),
                                                            No. 33-0009.

4(d)         Subscription Agreement                         Incorporated by Reference to Exhibit 4(d)
                                                            of OPL's Annual Report on Form 10-K
                                                            for the year ended December 31, 1990.

(l0)         Material Contracts.

10(a)        Facultative Reinsurance Agreement              Incorporated by Reference to Exhibit 10(b) of
             between OPL and Liberty Mutual Fire            OPL's Registration Statement (on Form S-1)
             Insurance Company and Amendments.              No. 2-95460.

10(b)        Facultative Reinsurance Agreement              Incorporated by Reference to Exhibit 10(g) of
             with New Hampshire Insurance Company           OPL's Registration Statement (on Form S-2)
             of Manchester, New Hampshire.                  No. 33-19672.

10(c)        Facultative Reinsurance                        Incorporated by reference to Exhibit 10(a) to
             Agreement among OPL and                        OPL's Post-Effective Amendment No. 1 to
             National Union Fire                            Registration Statement (on Form S-2) No. 33-30944.
             Insurance Company of
             Pittsburgh, PA and New
             Hampshire Insurance
             Company.

10(d)        Facultative Reinsurance                        Incorporated by Reference to Exhibit 10(d) of
             Agreement Federal                              OPL's Registration Statement (on Form S-2)
             Insurance Company.                             No. 33-43869.

10(e)        Management Services                            Incorporated by reference to Exhibit 10(c) of
             Agreement between OPL                          Registration Statement (on Form S-1) No.
             and Rollins Hudig Hall                         2-95460.
             (Bermuda) Ltd. (successor
             to Parker & Co. Interocean
             Ltd.)

10(f)        Investment Management                          Incorporated by Reference to Exhibit 10(d) of
             Agreement with Citibank                        Registration Statement (on Form S-1) No.
             N.A.                                           2-95460.

10(g)        Investment Management                          Incorporated by Reference to Exhibit 10(e) of
             Agreement with County                          Amendment No. 1 to Registration Statement
             Bank Limited.                                  (on Form S-1) No. 2-95460.

10(h)        Investment Management                          Incorporated by Reference to Exhibit 10(f) of
             Agreement with Morgan                          Registration Statement (on Form S-2) No. 33-
             Grenfell & Co. Limited                         11379.

10(i)        Aircraft Lease Agreement                       Incorporated by Reference to Exhibit 10(f) of
             between OPCC, Inc.                             OPL's Post-Effective Amendment No. 1 to
             ("OPCC") and United Parcel                     Registration Statement (on Form S-2) No. 33-
             Service Co. ("UPS co.")                        30944.
             dated May 31, 1990.

10(j)        Aircraft Lease Agreement                       Incorporated by Reference to Exhibit 10(g) of
             between OPCC and UPS                           OPL's Post-Effective Amendment No. 1 to
             Co. dated May 31, 1990.                        Registration Statement (on Form S-2) No. 33-30944


10(k)        Aircraft Lease Agreement                       Incorporated by Reference to Exhibit 10(h) of
             between OPCC and UPS                           OPL's Post-Effective Amendment No. 1 to
             Co. dated May 31, 1990.                        Registration Statement (on Form S-2) No. 33-30944


10(1)        Aircraft Lease Agreement                       Incorporated by Reference to Exhibit 10(i) of
             between OPCC and UPS                           OPL's Post-Effective Amendment No. 1 to
             Co. dated August 31, 1990.                     Registration Statement (on Form S-2) No. 33-30944.

10(m)        Amended and Restated                           Incorporated by Reference to Exhibit 10(l) of
             Aircraft Lease Agreement                       OPL's Post-Effective Amendment No. 1 to
             among OPCC, UPS Co. and                        Registration Statement (on Form S-2) No. 33-30944.
             United Parcel Service of
             America, Inc. ("UPS") dated
             November 6, 1990.

10(n)        Purchase Agreement                             Incorporated by Reference to Exhibit 10(m) of
             Assignment between OPCC,                       OPL's Form 10-K Annual Report for the Year
             UPS Co. and UPS dated                          ended December 31, 1989.
             December 28, 1989.

10(o)        Engine Support Contract                        Incorporated by Reference to Exhibit 10(n) of
             Agreement between UPS                          OPL's
             Co. and OPCC dated
             December 28, 1989.


10(p)        Guaranty Agreement from                        Incorporated by Reference to Exhibit 10(m) of
             OPL in favor of UPS Co.                        OPL's Post-Effective Amendment No. 1 to
             dated November 6, 1990.                        Registration Statement (on Form S-2)
                                                            No. 33-30944.

10(q)        Instrument of Conveyance                       Incorporated by Reference to Exhibit 10(n) of
             of Basic Tolls (Series A)                      OPL's Post-Effective Amendment No. 1 to
             among OPCC, UPS, UPS                           Registration Statement (on Form S-2)
             Co., Continental Bank,                         No. 33-30944.
             N.A. as Trustee
             ("Continental Bank") and
             OPL Funding Corp. ("OPL
             Funding") dated November
             6, 1990.

10(r)        Series A Loan Agreement                        Incorporated by Reference to Exhibit 10(o) of
             and Note between OPL                           OPL's Post-Effective Amendment No. 1 to
             Funding and OPCC dated                         Registration Statement (on Form S-2) No. 33-3094.
             November 6, 1990.


10(s)        Security Agreement                             Incorporated by Reference to Exhibit 10(p) of
             between OPL Funding and                        OPL's Post-Effective Amendment No. 1 to
             OPCC dated November 6,                         Registration Statement (on Form S-2) No. 33-30944.
             1990.

10(t)        Amended and Restated                           Incorporated by Reference to Exhibit 10(s) of
             Facility Lease Agreement                       OPL's Post-Effective Amendment No. 1 to
             among OPCC, United                             Registration Statement (on Form S-2) No. 33-30944.
             Parcel Service General
             Services Co., ("GSC") and
             UPS dated November 6,
             1990.

10(u)        Agreement of Sale between                      Incorporated by Reference to Exhibit 10(p) of
             Edison Corp. and OPCC                          OPL's Annual Report on Form 10-K for the
             dated December 28, 1989.                       year ended December 31, 1989.

10(v)        Assignment and Assumption                      Incorporated by Reference to Exhibit 10(q) of
             Agreement among Edison                         OPL's Annual Report on Form 10-K for the
             Corp., OPCC, McBride                           year ended December 31, 1989.
             Enterprises, Inc. and Ramapo
             Ridge-McBride Office Park
             dated December 28, 1989.

10(w)        Guaranty Agreement from                        Incorporated by Reference to Exhibit 10(t) of
             OPL in favor of GSC dated                      OPL's Post-Effective Amendment No. 1 to
             November 6, 1990.                              Registration Statement (on Form S-2) No. 33-30944.

10(x)        Instrument of Conveyance                       Incorporated by Reference to Exhibit 10(u) of
             of Basic Tolls (Series B)                      OPL's Post-Effective Amendment No. 1 to
             among OPCC, UPS, UPS Co.,                      Registration Statement (on Form S-2) No. 33-30944.
             Continental Bank and OPL
             Funding dated November 6,
             1990.

10(y)        Series B Loan Agreement                        Incorporated by Reference to Exhibit 10(v) of
             and Note between OPL                           OPL's Post-Effective Amendment No. 1 to
             Funding and OPCC dated                         Registration Statement (on Form S-2) No. 33-30944.
             November 6, 1990.

10(z)        Mortgage and Security                          Incorporated by Reference to Exhibit 10(w) of
             Agreement between OPL                          OPL's Post-Effective Amendment No. 1 to
             Funding and OPCC dated                         Registration Statement (on Form S-2) No. 33-30944.
             November 6, 1990.


10(aa)       Amended and Restated                           Incorporated by Reference to Exhibit 10(x) of
             Trust Indenture and                            OPL's Post-Effective Amendment No. 1 to
             Security Agreement among                       Registration Statement (on Form S-2) No. 33-30944.
             OPL Funding, Overseas
             Partners Credit, Inc.("OPL
             Credit") and Continental
             Bank N.A. as trustee, dated
             November 6, 1990.

10(bb)       Bond Purchase Agreement                        Incorporated by Reference to Exhibit 10(y) of
             among OPL Funding, UPS,                        OPL's Post-Effective Amendment No. 1 to
             OPL and Salomon Brothers                       Registration Statement (on Form S-2) No. 33-30944.
             Inc. dated November 6,
             1990.

10(cc)       Letter Agreement from OPL                      Incorporated by Reference to Exhibit 10(z) of
             Funding, UPS and OPL to                        OPL's Post-Effective Amendment No. 1 to
             each Purchaser of the Bonds                    Registration Statement (on Form S-2) No. 33-30944.
             dated November 9, 1990.

10(dd)       Indemnification Agreement                      Incorporated by Reference to Exhibit 10(aa)
             among OPL, OPL Funding,                        of OPL's Post-Effective Amendment No. 1 to
             OPCC and Continental                           Registration Statement (on Form S-2) No. 33-30944.
             Bank N.A., as Trustee,
             dated November 6, 1990.

10(ee)       Investment Management                          Incorporated by Reference to Exhibit 10(ee)
             Agreement with Rothschild                      of OPL's Annual Report on Form 10-K for the
             Asset Management Limited                       Year Ended December 31, 1992.

10(ff)       Insurance Underwriting                         Incorporated by Reference to Exhibit 10(ff) of
             Adviser Agreement between                      OPL's Annual Report on Form 10-K for the
             OPL and Lincoln National                       Year Ended December 31, 1992.
             Intermediaries, Inc. dated
             September 3, 1993.

10(gg)       Agreement dated as of                          Incorporated by Reference to Exhibit 99.1 of
             December 22, 1993, among                       OPL's Current Report on Form 8-K dated
             Host Marriott Corporation,                     January 12, 1994.
             Urban Investment and
             Development Co. and OPCC.

                                      E-5

10(hh)       Agreement dated as of                          Incorporated by Reference to Exhibit 99.2 of
             December 31, 1993, between                     OPL's Current Report on Form 8-K dated
             Mascester Company and OPCC.                    January 12, 1994.

10(ii)       Amendment dated                                Incorporated by Reference to Exhibit 10(ll) of
             December 31, 1993 to                           OPL's Annual Report on Form 10-K for the
             Aircraft Lease Agreement                       Year Ended December 31, 1993.
             between OPCC and UPS
             Co. dated May 31, 1990.

10(jj)       Term Loan Agreement                            Incorporated by Reference to Exhibit 10(ll) of
             dated as of December 30,                       OPL's Annual Report on Form 10-K for the
             1994 between Bank of                           Year Ended December 31, 1994.
             America Illinois and
             Marriott Urban Boston
             Venture ("MUBV").

10(kk)       Guaranty dated as of                           Incorporated by Reference to Exhibit 10(ll) of
             December 30, 1994 of                           OPL's Annual Report on Form 10-K for the
             OPCC.                                          Year Ended December 31, 1994

10(11)       Guaranty dated as of                           Incorporated by Reference to Exhibit 10(ll) of
             December 30, 1994 of OPL.                      OPL's Annual Report on Form 10-K for the
                                                            Year Ended December 31, 1994

10(mm)       Investment Management                          Incorporated by Reference to Exhibit 10(ll) of
             Agreement with INVESCO                         OPL's Annual Report on Form 10-K for the
             Asset Management Limited.                      Year Ended December 31, 1994

10(nn)       Investment Management                          Incorporated by Reference to Exhibit 10(ll) of
             Agreement with Barings                         OPL's Annual Report on Form 10-K for the
             International Investment                       Year Ended December 31, 1994
             Management Limited.

10(oo)       OPCC 1995 Stock                                Incorporated by Reference to Exhibit 10(ll) of
             Appreciation Rights Plan.                      OPL's Annual Report on Form 10-K for the
                                                            Year Ended December 31, 1994

10(pp)       Purchase and Sale Agreement                    Filed herewith.
             between OPCC and The Mutual
             Life Insurance Company of New
             York dated August 9, 1996.


10(qq)       Bill of Sale and Assignment by and             Filed herewith.
             between The Mutual Life Insurance
             Company of New York and
             Overseas Partners (AFC), Inc.
             dated August 30, 1996.

10(rr)       Assignment and Assumption of                   Filed herewith.
             Leases by and between The Mutual
             Life Insurance Company of New
             York and Overseas Partners (AFC),
             Inc. dated August 30, 1996.

1O(ss)       Assignment and Assumption of                   Filed herewith.
             Contracts by and between The
             Mutual Life Insurance Company of
             New York and Overseas Partners
             (AFC), Inc. dated August 30, 1996.

10(tt)       Promissory Note from Overseas                  Filed herewith.
             Partners (AFC), Inc. to The Mutual
             Life Insurance Company of New
             York dated October 23, 1996.

10(uu)       Deed to Secure Debt, Assignment                Filed herewith.
             of Leases and Rents and Security
             Agreement from Overseas Partners
             (AFC), Inc. to The Mutual Life
             Insurance Company of New York
             dated October 23, 1996.

10(vv)       Reserve Account Agreement from                 Filed herewith.
             Overseas Partners (AFC), Inc. and
             The Mutual Life Insurance
             Company of New York dated
             October 23, 1996.

10(ww)       Side Letter Agreement Waiving                  Filed herewith.
             Tax and Insurance Deposits from
             The Mutual Life Insurance
             Company of New York to Overseas
             Partners (AFC), Inc. dated October
             23, 1996.

10(xx)       Side Letter Agreement Regarding                Filed herewith.
             Audit Certification from The
             Mutual Life Insurance Company of
             New York to Overseas Partners
             (AFC), Inc. dated October 23,
             1996.

10(yy)       One Time Transfer Letter from The              Filed herewith.
             Mutual Life Insurance Company of
             New York to Overseas Partners
             (AFC), Inc. dated October 23,
             1996.

10(zz)       Guarantee of Payment Related to                Filed herewith.
             Leasing between The Mutual Life
             Insurance Company of New York
             to Overseas Partners (AFC), Inc.
             dated October 23, 1996.

10(aaa)      Purchase and Sale Agreement                    Filed herewith.
             between OPCC and 333 Wacker
             Drive Limited Partnership dated
             December 24, 1996.

10(bbb)      Assignment and Assumption of                   Filed herewith.
             Leases between Overseas Partners
             (333), Inc. and 333 Wacker Drive
             Limited Partnership dated
             December 31, 1996.

10(ccc)      Assignment and Assumption of                   Filed herewith.
             Contracts between Overseas
             Partners (333), Inc. and 333
             Wacker Drive Limited Partnership
             dated December 31, 1996.

10(ddd)      Bill of Sale and Assignment by 333             Filed herewith.
             Wacker Drive Limited Partnership
             for benefit of Overseas Partners
             (333), Inc. dated December 31, 1996.

10(eee)      Purchase and Sale Agreement by                 Filed herewith.
             and among JMB Realty
             Corporation, Carlyle Real Estate
             Limited Partnership - XIII, Urban
             Investment and Development Co.
             and OPCC dated December 31,
             1996.

10(fff)      First Amendment to Purchase and                Filed herewith.
             Sale Agreement by and among JMB
             Realty Corporation, Carlyle Real
             First Estate Limited Partnership - XIII,
             Urban Investment and
             Development Co. and OPCC dated
             January 23, 1997.

10(ggg)      Assignment and Assumption of                   Filed herewith.
             Membership Interest by JMB
             Realty Corporation to OPCC dated
             January 23, 1997.

10(hhh)      Assignment and Assumption of                   Filed herewith.
             Membership Interest by Urban
             Investment and Development Co.
             to OPCC dated January 23, 1997.

10(iii)      Assignment and Assumption of                   Filed herewith.
             Membership Interest by Carlyle
             Real Estate Limited Partnership -
             XIII to OPCC dated January 23,
             1997.

10(jjj)      Confirmatory Assumption and                     Filed herewith
             Reaffirmation Agreement by and
             among Copley Place Associates,
             LLC, Copley Place Associates
             Nominee Corporation, Copley
             Funding Corporation, Copley
             Financing Corporation and The
             Aetna Casualty and Surety
             Company dated January 23, 1997.


10(kkk)      Certificate of Borrower dated                  Filed herewith.
             January 23, 1997.

10(111)      Central Area Bill of Sale,                     Filed herewith.
             Assignment and Assumption
             Agreement by JMB Realty
             Corporation, Carlyle Real
             Estate Limited Partnership -
             XIII, Urban Investment and
             Development Co. to Copley
             Place Associates LLC dated
             January 23, 1997.

10(mmm)      Amended and Restated Limited                   Filed herewith.
             Liability Company Agreement
             of Copley Place Associates,
             LLC dated January 23, 1997.

10(nnn)      Agreement of Merger between                    Filed herewith.
             Copley Place Associates and
             Copley Place Associates, LLC
             dated January 23, 1997.

10(ooo)      Management Agreement by and                    Filed herewith.
             between Copley Place Associates,
             LLC and Overseas Management,
             Inc. dated January 23, 1997.

10(ppp)      Management and Leasing Fee                     Filed herewith.
             Subordination Agreement by and
             among Copley Place Associates,
             LLC, Copley Funding Corporation,
             Copley Financing Corporation, The
             Aetna Casualty and Surety
             Company and Overseas
             Management, Inc. dated January
             23, 1997.

10(qqq)      Agreement for Purchase of                      Filed herewith.
             Consulting and Other Services by
             and between Overseas
             Management, Inc. and Urban Retail
             Property Co. dated January 23,
             1997.

10(rrr)      Consulting Subordination                       Filed herewith.
             Agreement by and among Copley
             Place Associates, LLC, Copley
             Funding Corporation, Copley
             Financing Corporation, The Aetna
             Casualty and Surety Company and
             Urban Retail Properties Co. dated
             January 23, 1997.

(21)         Subsidiaries.                                  Filed herewith.

(23)         Consent of Deloitte & Touche.                  Filed herewith.

(27)         Financial Data Schedule.                       Filed herewith.

(99)         Additional Exhibits.

99(a)        UPS Custody Arrangements                       Incorporated by Reference to Exhibit 28(c) of
             for OPL Common Stock.                          OPL's Registration Statement (on Form S-1)
                                                            No. 2-95460.


99(b)        Amendment to OPL's By-                         Incorporated by Reference to OPL's Proxy
             Laws.                                          statement filed July 3, 1996.


99(c)        OPL's Specimen Stock                           Filed herewith.
             Certificate.
