Form 10-Q
period 1997-03-31
OVERSEAS PARTNERS LTD
filed 1997-05-09
CIK 740125

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q
                                   ---------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        --------------------------------



 For Quarter Ended  March 31, 1997             Commission file Number 0-11538
                    --------------                                   ---------



                            Overseas Partners Ltd.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Islands of Bermuda                                            N/A
 ------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)



           Craig Appin House, Wesley Street, Hamilton HM 11, Bermuda
           ---------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


    Registrant's telephone number, including area code (441) 295-0788
                                                      ----------------



                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
   -----      -----


                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)


                              132,000,000 Shares
                           --------------------------
                           Outstanding at May 9, 1997

                         PART I, FINANCIAL INFORMATION
                         -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------

           (U.S.$ IN THOUSANDS,  EXCEPT SHARE AND PER SHARE AMOUNTS)
           ---------------------------------------------------------

                                                                      March 31, 1997     December 31, 1996
                                                                      --------------     -----------------
                                                                        (Unaudited)
                                                                        -----------
ASSETS:
Cash and Investments (principally at fair value) (includes $382,868
  and $394,343 in cash and equivalents at March 31 and December 31)    $1,831,217           $1,873,028
Receivables:
  Interest, premiums and other                                            206,192               80,313
  Rentals                                                                  15,949                5,857
Deposits with insurers                                                     36,676               34,989
Deferred acquisition costs                                                 67,586               27,104
Leasing & Real Estate:
  Operating leases with UPS                                               303,993              306,141
  Finance leases                                                           48,926               49,201
  Hotel                                                                   170,128              169,624
  Office buildings                                                        616,305              618,157
Other assets                                                               57,433               27,755
                                                                       ----------           ----------
Total Assets                                                           $3,354,405           $3,192,169
                                                                       ==========           ==========

LIABILITIES & MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                                       $  274,998           $  265,166
Accounts payable and other accruals                                        42,821              100,036
Unearned premiums                                                         271,205              104,412
Deferred income taxes                                                      48,578               47,668
Debt                                                                      712,044              713,790
Minority interest                                                          43,235               38,300
                                                                       ----------           ----------
Total Liabilities                                                       1,392,881            1,269,372
                                                                       ----------           ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued
Common stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 132,000,000 shares in 1997 and
  135,000,000 shares in 1996                                               13,200               13,500
Contributed surplus                                                        26,643               25,331
Retained earnings                                                       1,921,681            1,883,966
                                                                       ----------           ----------
Total Members' Equity                                                   1,961,524            1,922,797
                                                                       ----------           ----------
Total Liabilities & Members' Equity                                    $3,354,405           $3,192,169
                                                                       ==========           ==========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                        STATEMENT OF CONSOLIDATED INCOME
                        --------------------------------

                (U.S.$ IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                           1997              1996
                                                        ---------          --------
REINSURANCE:
 Reinsurance premiums written                           $ 303,293          $172,603
 Change in unearned premiums                             (166,793)          (46,705)
                                                        ---------          --------
 Premiums earned                                          136,500           125,898
 Losses and loss expenses                                 (64,525)          (54,416)
 Reinsurance commissions and taxes                        (14,889)          (13,787)
                                                        ---------          --------
   Reinsurance underwriting income                         57,086            57,695
                                                        ---------          --------
LEASING & REAL ESTATE:
 Revenue:
   Operating leases with UPS                               10,093            10,815
   Finance leases                                           1,014             1,051
   Hotel                                                   16,718            16,317
   Office buildings                                        26,235             2,783
                                                        ---------          --------
                                                           54,060            30,966
 Depreciation                                              (7,506)           (4,147)
 Operating and maintenance expenses                       (28,889)          (16,625)
 Interest expense                                         (15,715)          (11,796)
 Minority interest in earnings                               (108)              ---
                                                        ---------          --------
  Leasing and real estate operating income (loss)           1,842            (1,602)
                                                        ---------          --------
INVESTMENT INCOME:
 Interest from debt securities                             13,678            13,725
 Net holding gain on trading securities                     5,826            10,770
 Amortization of held-to-maturity securities                1,183             1,085
 Dividends                                                  2,586             3,359
 Other expenses                                            (1,156)             (992)
                                                        ---------          --------
   Investment income                                       22,117            27,947
                                                        ---------          --------
INCOME BEFORE INCOME TAXES                                 81,045            84,040

INCOME TAXES - DEFERRED                                      (910)              818
                                                        ---------          --------

      NET INCOME                                        $  80,135          $ 84,858
                                                        =========          ========

NET INCOME PER SHARE                                    $     .60          $    .62
                                                        =========          ========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   STATEMENT OF CONSOLIDATED MEMBERS' EQUITY
                   -----------------------------------------
                  THREE MONTHS ENDED MARCH  31, 1997 AND 1996
                  -------------------------------------------
                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                          Preference      Common Stock        Contributed    Retained        Total
                                            Stock      Shares      Amount       Surplus      Earnings    Members' Equity
                                          ----------  ---------   ---------     -------     ----------   ---------------
Balance - January 1, 1996                      $ ---    136,000     $13,600     $25,331     $1,592,561       $1,631,492
Net Income                                       ---        ---         ---         ---         84,858           84,858
                                          ----------    -------     -------     -------     ----------       ----------
Balance - March 31, 1996                       $ ---    136,000     $13,600     $25,331     $1,677,419       $1,716,350
                                          ==========    =======     =======     =======     ==========       ==========

Balance - January 1, 1997                      $ ---    135,000     $13,500     $25,331     $1,883,966       $1,922,797
Net Income                                       ---        ---         ---         ---         80,135           80,135
Gain on issuance of common stock held            ---        ---         ---       1,312            ---            1,312
 for stock plans
Retirement of common stock                       ---     (3,000)       (300)        ---        (42,420)         (42,720)
                                          ----------    -------     -------     -------     ----------       ----------
Balance - March 31, 1997                       $ ---    132,000     $13,200     $26,643     $1,921,681       $1,961,524
                                          ==========    =======     =======     =======     ==========       ==========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                      ------------------------------------

                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                                    1997            1996
                                                                               --------------  --------------
CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                                         $  80,135       $  84,858
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                                                         7,506           4,147
  Income taxes - deferred                                                                910            (818)
  Minority interest in earnings                                                          108             ---
  Net holding gain on trading securities                                              (5,826)        (10,770)
  Proceeds from sale of investments                                                  514,731         198,891
  Purchases of investments                                                          (477,207)       (325,942)
  Other                                                                                3,116          (2,397)
Changes in assets and liabilities:
  Interest, premiums and other receivables                                          (125,879)        (22,252)
  Rentals receivable                                                                 (10,092)        (10,875)
  Deposits with insurers                                                              (1,687)          1,842
  Deferred acquisition costs                                                         (40,482)        (20,981)
  Other assets                                                                       (28,366)            289
  Accrued losses and loss expenses                                                     9,832           8,379
  Accounts payable and other accruals                                                (57,215)         (3,106)
  Unearned premiums                                                                  166,793          46,705
                                                                                   ---------       ---------
NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                                 36,377         (52,030)
                                                                                   ---------       ---------
CASH FLOW FROM INVESTING ACTIVITIES:
Additions to fixed assets, being net cash flow used by investing activities           (4,011)           (382)
                                                                                   ---------       ---------
CASH FLOW FROM FINANCING ACTIVITIES:
  Retirement of common stock                                                         (42,720)            ---
  Repayment of debt                                                                   (1,121)           (420)
                                                                                   ---------       ---------
NET CASH FLOW USED BY FINANCING ACTIVITIES                                           (43,841)           (420)
                                                                                   ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (11,475)        (52,832)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                394,343         327,259
                                                                                   ---------       ---------
  END OF PERIOD                                                                    $ 382,868       $ 274,427
                                                                                   =========       =========
AMOUNTS PAID FOR:
  U.S. income taxes                                                                $     252       $      37
                                                                                   =========       =========

  Interest                                                                         $   5,162       $  17,561
                                                                                   =========       =========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                  (UNAUDITED)
                                  -----------

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

  The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The adoption of this standard does not have a material effect on the earnings per share of Overseas Partners Ltd. and its subsidiaries.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

  Overseas is engaged in the property, casualty and life reinsurance business and in the leasing and real estate business.

  Net income per share is based on 132,000,000 shares at March 31, 1997 and 136,000,000 shares at March 31, 1996.

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

  The United States Internal Revenue Service (IRS) has issued a Notice of Deficiency with respect to the year 1984 in which it asserted that OPL is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest. The Notice of Deficiency is based in large part on the theory that OPL is liable for tax on income derived from reinsured excess value package insurance purchased by UPS's customers from unrelated insurers. OPL believes that the deficiency relating to package insurance sought by the IRS is based on a number of inconsistent theories.

  Agents for the IRS have also asserted that OPL is subject to U.S. taxation for the tax years 1985 through 1987. The additional tax assessment proposed by the agents relating to package insurance for this period is $240 million, plus penalties and interest, and is based on the same theories included in the above described Notice of Deficiency.

  In August 1995, OPL contested the Notice of Deficiency related to the tax year 1984 by filing a Petition in the United States Tax Court. The Company has also filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The trial date is set for December 8, 1997. Management believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position.

  The IRS may take similar positions to those in the reports described above for periods after 1987. OPL will vigorously contest the Notice of Deficiency for 1984, the proposed assessment for the years 1985 through 1987 and any future assessments.

3. OPL common stock is subject, on certain dispositions, to its right of first refusal and to a right of OPL to purchase its shares in certain circumstances. Prior to August 7, 1996, these rights were held by UPS. In 1997 and 1996, OPL purchased for cancellation, at book value per share, 3 million and 1 million shares, respectively, of its Common stock.

4.  Cash and Investments consist of:  (000's omitted)

                                           March 31, 1997    December 31, 1996
                                           --------------    -----------------
              Trading                        $1,775,840         $1,818,834
              Held-to-maturity                   55,377             54,194
                                             ----------         ----------
                                             $1,831,217         $1,873,028
                                             ==========         ==========

5. In the opinion of Overseas, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the financial position of Overseas as of March 31, 1997 and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

6. The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary each to maintain a minimum solvency margin and a liquidity ratio. For the three months ended March 31, 1997 and 1996, they each met these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------

OPERATIONS
----------

THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------

REINSURANCE:
------------

Reinsurance premiums written increased to $303.3 million in the three months ended March 31,1997 from $172.6 million in the same period of 1996. The increase of $130.7 million was due to the growth in excess value premiums of $2.9 million, increased workers' compensation premiums written of $59.2 million due to a change in the program's renewal date from May 1,1996 to January 1,1997 and an increase in other reinsurance premiums written of $68.6 million due to the change in the renewal date of a reinsurance program from May 1, 1996 to March 1, 1997.

Reinsurance premiums earned increased by 8.4% to $136.5 million from $125.9 million. $10.6 million of the increase was primarily due to the growth in excess value premiums of $2.9 million, increased workers' compensation premiums of $2.4 million and increased premiums earned from other reinsurance programs of $5.3 million. Excess value growth was driven by a 3.1% increase in excess value units over 1996. However, excess value underwriting income declined as loss and loss expenses continued to grow at a rate faster than premiums. Other reinsurance premium growth was primarily the result of the addition of two new treaties in the last quarter of 1996 which contributed $2.3 million in 1997 and increased premiums of $3.0 million net on renewal programs.

Reinsurance underwriting income only decreased $0.6 million over 1996 since decreased earnings in excess value reinsurance exceeded the improved results from the other reinsurance programs.

LEASING & REAL ESTATE:
----------------------

Leasing & real estate operating income increased by $3.4 million over 1996. Leasing and real estate revenue increased by $30.9 million over 1996 mainly as a result of the Company purchasing three office and retail complexes in the third and fourth quarters of 1996. These three properties generated rental revenues of $23.2 million for the three months ended March 31,1997 with no results of operations for the same period in 1996. Operating lease rents with UPS decreased $0.7 million as a result of toll adjustments in the leasing agreement.
Operating expenses increased due to the purchase of three office and retail buildings. Interest expense increased from $11.8 million to $15.7 million in 1997 primarily due to interest expenses on debt added in connection with the acquisition of the Copley Place and the Atlanta Financial Center.

INVESTMENT INCOME:
------------------

Investment income decreased by $5.8 million over 1996 primarily as a result of decreased net holding gains of $4.9 million and decreased dividends of $0.7 million. Net holding gains on equities were $13.2 million as these markets posted modest advances for the first quarter. These gains were offset by declines in bond valuations of $7.4 million. The decline in bond valuations was in direct response to yield decreases as bond markets continued to focus on anticipated rises in interest rates.

NET INCOME:
-----------

Net income for 1997 decreased by $4.7 million over 1996 since the increases in underwriting income from our reinsurance business and increased operating income from our leasing and real estate business was not sufficient to offset the decreased investment income earned during the period. Net income per share was $0.60, a $0.02 per share decrease over 1996.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Overseas believes that its investments and cash flow from operations are adequate sources of capital and liquidity for the payment of claims and the conduct of its existing leasing and real estate operations. Overseas further believes that its strong capital position will permit continued expansion of its reinsurance business, should appropriate opportunities arise. In the event Overseas decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or by outside borrowing which Overseas believes would be readily available to it.

Overseas' investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Overseas primarily invests in highly liquid debt securities of governments, government agencies, financial institutions and utilities in its fixed income portfolio and in stocks drawn mainly from within the S&P 500 Index for its equity portfolio . Increases in interest rates could have a negative effect on the value of the bonds and equities comprised within its investment portfolio. However, Overseas expects that an increase in interest rates will have no material, adverse effect on overall liquidity.

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

Overseas believes that its borrowing capabilities and cash flows from reinsurance, investments and leasing and real estate operations will be a sufficient source of capital for its ongoing operations. On a long-term basis, Overseas believes that its resources and available credit capability will continue to be adequate to meet any obligations likely to arise under its existing lines of business, and that its resources are sufficient to allow it to underwrite additional reinsurance business as well as to acquire additional capital assets in the future.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                          PART II,  OTHER INFORMATION
                          ---------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
a)   Exhibits:  27 - Financial Data Schedule (For SEC use only)
     ---------



b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter
    --------------------
                          ended March 31, 1997.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.



     Date:  May 9, 1997                    OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda

                                           By: /S/ BRUCE M. BARONE
                                               -----------------------
                                               BRUCE M. BARONE
                                               CHIEF EXECUTIVE OFFICER
                                               AND PRESIDENT