Form 10-Q
period 1997-06-30
OVERSEAS PARTNERS LTD
filed 1997-08-08
CIK 740125

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10 - Q
                                  -----------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                              ------------------


For Quarter Ended June 30, 1997                   Commission file Number 0-11538
                  -------------                                          -------


                             Overseas Partners Ltd.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Islands of Bermuda                          N/A
        ---------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification No.)




         Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
         --------------------------------------------------------------
                (Address of principal executive offices)     (Zip Code)


       Registrant's telephone number, including area code (441) 295-0788
                                                         ---------------



                                 Not Applicable
         --------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                              132,000,000 Shares
                             --------------------
                         Outstanding at August 8, 1997

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

            (U.S.$ in thousands, except share and per share amounts)
            --------------------------------------------------------

                                                                                 June 30,    December 31,
                                                                                 --------    ------------
                                                                                     1997            1996
                                                                                     ----            ----
                                                                              (Unaudited)
                                                                              -----------
Assets:

Cash & investments (principally at fair value) (includes $498,043
 and $394,343 in cash and equivalents at June 30 and December 31)              $2,055,801      $1,873,028
Receivables:
  Interest, premiums and other                                                    218,100          80,313
  Rentals                                                                          17,320           5,857
Deposits with insurers                                                             29,745          34,989
Deferred acquisition costs                                                         59,653          27,104
Leasing & Real Estate:
  Operating leases with UPS                                                       301,845         306,141
  Finance leases                                                                   48,645          49,201
  Hotel                                                                           169,380         169,624
  Office buildings                                                                612,794         618,157
Other assets                                                                       50,886          27,755
                                                                               ----------      ----------

Total Assets                                                                   $3,564,169      $3,192,169
                                                                               ==========      ==========

Liabilities & Members' Equity:

Liabilities:
Accrued losses and loss expenses                                               $  288,125      $  265,166
Accounts payable and other accruals                                                41,153         100,036
Unearned premiums                                                                 263,752         104,412
Deferred income taxes                                                              50,723          47,668
Debt                                                                              710,915         713,790
Minority interest                                                                  42,483          38,300
                                                                               ----------      ----------

Total Liabilities                                                               1,397,151       1,269,372
                                                                               ----------      ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued
Common stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 132,000,000 shares in 1997 and
  135,000,000 shares in 1996                                                       13,200          13,500
Contributed surplus                                                                26,643          25,331
Retained earnings                                                               2,127,175       1,883,966
                                                                               ----------      ----------

Total Members' Equity                                                           2,167,018       1,922,797
                                                                               ----------      ----------

Total Liabilities & Members' Equity                                            $3,564,169      $3,192,169
                                                                               ==========      ==========

                See notes to consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------

                        STATEMENTS OF CONSOLIDATED INCOME
                        ---------------------------------

                 (U.S.$ in thousands, except per share amounts)
                 ----------------------------------------------
                                   (Unaudited)
                                   -----------

                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                      ---------------------------           -------------------------
                                                        1997              1996               1997              1996
                                                        ----              ----               ----              ----
Reinsurance:
 Premiums written                                     $156,219          $181,847           $459,512          $354,450
 Change in unearned premiums                             7,453           (50,331)          (159,340)          (97,036)
                                                      --------          --------           --------          --------
 Premiums earned                                       163,672           131,516            300,172           257,414
 Losses and loss expenses                              (84,433)          (56,190)          (148,958)         (109,451)
 Commissions, taxes and other                          (20,990)          (15,345)           (35,879)          (30,287)
                                                      --------          --------           --------          --------
   Reinsurance underwriting income                      58,249            59,981            115,335           117,676
                                                      --------          --------           --------          --------
Leasing & Real Estate:
 Revenue:
   Operating leases with UPS                            10,194            10,666             20,287            21,481
   Finance leases                                        1,009             1,045              2,023             2,096
   Hotel                                                23,912            20,893             40,630            37,210
   Office buildings                                     25,687             2,490             51,922             5,272
                                                      --------          --------           --------          --------
                                                        60,802            35,094            114,862            66,059

  Depreciation                                          (7,398)           (4,006)           (14,904)           (8,153)
  Operating and maintenance expenses                   (33,472)          (17,833)           (62,361)          (34,457)
  Interest expense                                     (15,693)          (10,271)           (31,408)          (22,067)
  Minority interest in earnings                            752                                  644
                                                      --------          --------           --------          --------
   Leasing and real estate operating income              4,991             2,984              6,833             1,382
                                                      --------          --------           --------          --------
Investment income:
 Interest from debt securities                          13,694            16,728             27,372            30,454
 Net holding gain on trading securities                126,550            18,330            132,376            29,099
 Amortization of held-to-maturity securities             1,208             1,108              2,391             2,193
 Dividends                                               4,107             4,098              6,693             7,457
 Other expenses                                         (1,160)             (860)            (2,316)           (1,852)
                                                      --------          --------           --------          --------
   Investment income                                   144,399            39,404            166,516            67,351
                                                      --------          --------           --------          --------

Income before income taxes                             207,639           102,369            288,684           186,409

Income taxes - deferred                                 (2,145)           (1,871)            (3,055)           (1,053)
                                                      --------          --------           --------          --------

NET INCOME                                            $205,494          $100,498           $285,629          $185,356
                                                      ========          ========           ========          ========

NET INCOME PER SHARE                                  $   1.56          $    .74           $   2.15          $   1.36
                                                      ========          ========           ========          ========




                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                  STATEMENTS OF CONSOLIDATED MEMBERS' EQUITY
                  ------------------------------------------
                    Six Months Ended June 30, 1997 and 1996
                    ---------------------------------------
                             (U.S.$ in thousands)
                             --------------------
                                  (Unaudited)
                                  -----------

                                       Preference            Common Stock          Contributed       Retained           Total
                                         Stock          Shares         Amount        Surplus         Earnings       Members' Equity
                                         -----          ------         ------        -------         --------       ---------------
Balance - January 1, 1996               $    --         136,000      $ 13,600        $25,331       $ 1,592,561       $ 1,631,492

Net Income                                   --              --            --             --           185,356           185,356
                                        -------         -------      --------        -------       -----------       -----------
Balance - June 30, 1996                 $    --         136,000      $ 13,600        $25,331         1,777,917         1,816,848
                                        =======         =======      ========        =======       ===========       ===========



Balance - January 1, 1997               $    --         135,000      $ 13,500        $25,331       $ 1,883,966       $ 1,922,797

Net Income                                   --              --            --             --           285,629           285,629

Gain on issuance of common stock
held for stock plans                         --              --            --          1,312                --             1,312

Retirement of common stock                   --          (3,000)         (300)            --           (42,420)          (42,720)
                                        -------         -------      --------        -------       -----------       -----------
Balance - June 30, 1997                 $    --         132,000      $ 13,200        $26,643       $ 2,127,175       $ 2,167,018
                                        =======         =======      ========        =======       ===========       ===========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                     -------------------------------------

                             (U.S.$ in thousands)
                             --------------------
                                  (Unaudited)
                                  -----------

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                           1997          1996
                                                           ----          ----
Cash flow  from operating activities:
Net income                                              $ 285,629     $ 185,356
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                             14,904         8,153
  Income taxes - deferred                                   3,055         1,053
  Minority interest in earnings                              (644)           --
  Net holding gain on trading securities                 (132,376)      (29,099)
  Proceeds from sale of investments                       687,037       483,364
  Purchases of investments                               (630,987)     (598,051)
  Other                                                     2,024        (5,204)
Changes in assets and liabilities:
  Interest, premiums and other receivables               (137,787)      (58,935)
  Rentals receivable                                      (11,463)         (676)
  Deposits with insurers                                    5,244         8,372
  Deferred acquisition costs                              (32,549)      (26,610)
  Other assets                                            (21,819)      (10,476)
  Accrued losses and loss expenses                         22,959        61,574
  Accounts payable and other accruals                     (58,883)       12,993
  Unearned premiums                                       159,340        97,036
                                                        ---------     ---------

Net cash flow provided by operating activities            153,684       128,850
                                                        ---------     ---------

Cash flow from investing activities:
Additions to fixed assets                                  (5,001)         (648)
                                                        ---------     ---------

Net cash flow used by investing activities                 (5,001)         (648)
                                                        ---------     ---------

Cash flow from financing activities:
  Retirement of common stock                              (42,720)           --
  Borrowings                                                   --       110,000
  Repayment of debt                                        (2,263)     (120,890)
                                                        ---------     ---------

Net cash flow used by financing activities                (44,983)      (10,890)
                                                        ---------     ---------

Net increase in cash and cash equivalents                 103,700       117,312

Cash and cash equivalents:
  Beginning of period                                     394,343       327,259
                                                        ---------     ---------

  End of period                                         $ 498,043     $ 444,571
                                                        =========     =========

Amounts paid for:
  U.S. income taxes                                     $     358     $      96
                                                        =========     =========

  Interest                                              $  22,397     $  21,291
                                                        =========     =========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (Unaudited)
                                  ----------

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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997. The adoption of this standard does not have a material effect on the consolidated financial statements of Overseas Partners Ltd. and its subsidiaries.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     Overseas is engaged in the property, casualty and specialty reinsurance business and in the leasing and real estate business.

     Net income per share is based on 132,000,000 shares at June 30, 1997 and 136,000,000 shares at June 30, 1996.

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

4.   Cash and Investments consist of: (000's omitted)

                                                  June 30,     December 31,
                                                  --------     ------------
                                                      1997             1996
                                                      ----             ----
                          Trading               $1,999,216       $1,818,834
                          Held-to-maturity          56,585           54,194
                                                ----------       ----------

                                                $2,055,801       $1,873,028
                                                ==========       ==========

5. In the opinion of Overseas, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the financial position of Overseas as of June 30, 1997 and the results of operations for the six months ended June 30, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

6. The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the six months ended June 30, 1997 and 1996, they each met these requirements.

                   OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                   ---------------------------------------

               Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               -----------------------------------------------

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
                         (Transacted in U.S. Dollars)
                         ----------------------------

Operations
----------

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Reinsurance:
------------

Gross reinsurance premiums written decreased from $181.8 million to $156.2 million and reinsurance premiums earned increased from $131.5 million to $163.7 million for the three months ended June 30, 1997 as compared to the same period of 1996. The decrease in gross written premium was due to changes in the renewal dates of certain reinsurance programs which caused these premiums to be recorded in the first quarter of 1997 instead of the second quarter of 1997. The increase in net premiums earned was primarily the result of other reinsurance premium growth. Seven new programs were added in 1997 and premiums on renewal programs continued to increase. Net underwriting income remained at approximately the same level as last year as premium growth was offset by a slightly greater increase in losses and loss expenses

Leasing & Real Estate:
----------------------

Leasing and real estate income increased by $2.0 million over 1996. Revenues increased by $25.7 million over 1996 primarily due to the buildings acquired in the second half of 1996 coming on line for the quarter with no results for last year's corresponding period. Interest expense increased from $10.3 million to $15.7 million in 1997 primarily due to the additional debt added in connection with the buildings acquired in 1996.

Investment Income:
------------------

Investment income increased by $105.0 million from $39.4 million to $144.4 million for the three months ended June 30, 1997 as compared to the same period in 1996. Net holding gains on trading securities increased from $18.3 million to $126.6 million or $108.3 million. These net gains were offset by reduced interest income of $3.0 million. Holding gains on equities were $126.6 million reflecting the advances in the world equity markets. Holding gains on bonds were $5.4 million, reflecting decreases in world interest rates.

Net Income:
-----------

Net income for the quarter ended June 30, 1997 increased by $105.0 million over the same period in 1996 primarily due to increased investment income and continued improvement in leasing and real estate income. Net income per share was $1.56, a $0.82 per share increase over 1996.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------

                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                          (Transacted in U.S. Dollars)
                          ----------------------------


Operations
----------

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Reinsurance:
------------

Gross reinsurance premiums written increased from $354.5 million to $459.5 million and reinsurance premiums earned increased from $257.4 million to $300.2 million in the six months ended June 30, 1997 as compared to the same period of 1996. This increase in reinsurance premiums earned of $42.8 million was due to increased excess value premiums of $2.9 million, and an increase in other reinsurance premiums written of $39.9 million. The excess value increase was primarily due to a 1.5% increase in excess value units over 1996. Other reinsurance premiums increased as a result of the addition of seven new programs which contributed $24.6 million in 1997 and increased premiums of $15.3 million on renewal programs. Underwriting income decreased $2.3 million over 1996 with premium growth offset by increases in loss and loss expenses.

Leasing & Real Estate:
----------------------

Leasing and real estate income increased by $5.5 million over 1996. Revenues increased by $48.8 million over 1996 mainly as a result of the acquisition of three major properties in the third and fourth quarters of 1996. These three properties generated rental revenues of $45.5 million for the six months ended June 30, 1997 with no results of operations for the same period in 1996. Interest expense increased from $22.1 million to $31.4 million primarily due to the additional debt added in connection with the buildings acquired in 1996.

Investment Income:
------------------

Investment income increased by $99.2 million from $67.3 million to $166.5 million in the six months ended June 30, 1997 as compared to the same period in 1996. Net holding gains on trading securities increased from $29.1 million to $132.4 million or $103.3 million. These net gains were offset by reduced interest income of $3.1 million. Holding gains on equities were $133.8 million reflecting the advances in all of the world equity markets. Net holding losses on bonds were $1.4 million.

Net Income:
-----------

Net income for 1997 increased by $100.3 million over 1996 primarily due to increased investment income and continued improvement in leasing and real estate income offset by a slight decrease in underwriting income. Net income per share was $2.15, a $0.79 per share increase over 1996.

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

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------

                          PART II, OTHER INFORMATION
                          --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------   ----------------------------------------------------

         The Annual Meeting of Shareowners was held on May 28, 1997. The appointment of Deloitte & Touche, Chartered Accountants, as auditors of the Company was approved by a vote of 118,887,419 for, 912,235 against and 237,740 abstaining. At the Annual Meeting, each of the directors nominated by the Board for re-election, Messrs. Barone, Clanin, Pyne, Rance, Reitman and Scott were elected to one (1) year terms by the shareowners.

Item 6 - Exhibits and Reports on Form 8-K
------   ---------------------------------

         a)    Exhibits:  27 - Financial Data Schedule (For SEC use only)
               ---------
         b)    Reports on Form 8-K:  No reports on Form 8-K were filed during
               --------------------
               the quarter ended June 30, 1997.

                                  SIGNATURES
                                  ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.




    Date:  August 8, 1997              OVERSEAS PARTNERS LTD.
    Signed in Hamilton, Bermuda




                                       By: /s/ BRUCE M. BARONE
                                          -------------------------------------
                                          Bruce M. Barone
                                          Chief Executive Officer and President