Form 10-Q
period 1997-09-30
OVERSEAS PARTNERS LTD
filed 1997-11-07
CIK 740125

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10 - Q
                                  -----------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       --------------------------------

For Quarter Ended  September 30, 1997             Commission file Number 0-11538
                  ------------------------                              --------


                            Overseas Partners Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Islands of Bermuda                                                N/A
   ----------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)



Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
-------------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code      (441) 295-0788
                                                  -----------------------------




                                 Not Applicable
               ------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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


                            131,000,000      Shares
                        ------------------------------
                        Outstanding at November 7, 1997

                         PART I, FINANCIAL INFORMATION
                         -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

           (U.S.$ IN THOUSANDS,  EXCEPT SHARE AND PER SHARE AMOUNTS)
           ---------------------------------------------------------

                                                                           September 30,   December 31,
                                                                           --------------  ------------
                                                                                1997           1996
                                                                           --------------  ------------
                                                                            (Unaudited)
                                                                           --------------
ASSETS:

Cash & investments (principally at fair value) (includes $488,161
  and $394,343 in cash and equivalents at September 30 and December 31)       $2,105,048     $1,873,028
Receivables:
  Interest, premiums and other                                                   203,289         80,313
  Rentals                                                                         22,920          5,857
Deposits with insurers                                                            29,893         34,989
Deferred acquisition costs                                                        55,172         27,104
Leasing & Real Estate:
  Operating leases with UPS                                                      299,754        306,141
  Finance leases                                                                  48,355         49,201
  Hotel                                                                          168,252        169,624
  Office buildings                                                               614,053        618,157
Other assets                                                                      64,601         27,755
                                                                              ----------     ----------
Total Assets                                                                  $3,611,337     $3,192,169
                                                                              ==========     ==========

LIABILITIES & MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                                              $  301,483     $  265,166
Accounts payable and other accruals                                               48,783        100,036
Unearned premiums                                                                232,623        104,412
Deferred income taxes                                                             57,667         47,668
Debt                                                                             760,256        713,790
Minority interest                                                                 44,631         38,300
                                                                              ----------     ----------
Total Liabilities                                                              1,445,443      1,269,372
                                                                              ----------     ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued
Common stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 131,000,000 shares in 1997 and
  135,000,000 shares in 1996                                                      13,100         13,500
Contributed surplus                                                               26,642         25,331
Retained earnings                                                              2,126,152      1,883,966
                                                                              ----------     ----------
Total Members' Equity                                                          2,165,894      1,922,797
                                                                              ----------     ----------
Total Liabilities & Members' Equity                                           $3,611,337     $3,192,169
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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       STATEMENTS OF CONSOLIDATED INCOME
                       ---------------------------------

                (U.S.$ IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                -----------------------------------  --------------------------------
                                                   1997                     1996        1997                   1996
                                                -----------              ----------  ----------             ----------

REINSURANCE:
 Premiums written                                 $113,103                 $ 96,557   $ 572,615              $ 451,007
 Change in unearned premiums                        31,128                  34,363    (128,212)                (62,673)
                                                  --------                --------   ---------                ---------
 Premiums earned                                   144,231                 130,920     444,403                 388,334
 Losses and loss expenses                          (71,496)                (57,672)   (220,454)               (167,123)
 Commissions, taxes and other                      (16,898)                (13,000)    (52,777)                (43,287)
                                                  --------                --------   ---------               ---------
   Reinsurance underwriting income                  55,837                  60,248     171,172                 177,924
                                                  --------                --------   ---------               ---------

Leasing & Real Estate:
 Revenue:
   Operating leases with UPS                        10,127                  10,432      30,414                  31,913
   Finance leases                                      998                   1,063       3,021                   3,159
   Hotel                                            22,121                  19,766      62,751                  56,976
   Office buildings                                 28,634                   4,133      80,556                   9,405
                                                  --------                --------   ---------               ---------
                                                    61,880                  35,394     176,742                 101,453
  Depreciation                                      (7,563)                 (4,285)    (22,467)                (12,438)
  Operating and maintenance expenses               (28,268)                (18,036)    (90,629)                (52,493)
  Interest expense                                 (16,824)                 (9,782)    (48,232)                (31,849)
  Minority interest in earnings                       (861)                    ---        (218)                   ---
                                                  --------                --------   ---------               ---------
   Leasing and real estate operating income          8,364                   3,291      15,196                   4,673
                                                  --------                --------   ---------               ---------

INVESTMENT INCOME:
 Interest from debt securities                      14,675                  13,722      42,048                  44,176
 Net holding gain on trading securities             57,704                  12,794     190,081                  41,893
 Amortization of held-to-maturity securities         1,235                   1,133       3,626                   3,326
 Dividends                                             653                   3,539       7,346                  10,996
 Other expenses                                     (1,307)                   (713)     (3,623)                 (2,565)
                                                  --------                --------   ---------               ---------
   Investment income                                72,960                  30,475     239,478                  97,826
                                                  --------                --------   ---------               ---------

INCOME BEFORE INCOME TAXES                         137,161                  94,014     425,846                 280,423

INCOME TAXES - DEFERRED                             (6,944)                 (2,951)     (9,999)                 (4,004)
                                                  --------                --------   ---------               ---------

NET INCOME                                        $130,217                $ 91,063   $ 415,847               $ 276,419
                                                  ========                ========   =========               =========

NET INCOME PER SHARE                              $    .99                $    .67   $    3.14               $    2.05
                                                  ========                ========   =========               =========



                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   STATEMENTS OF CONSOLIDATED MEMBERS' EQUITY
                   ------------------------------------------
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                 ---------------------------------------------
                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                       Preference            Common Stock            Contributed    Retained         Total
                                         Stock      Shares                  Amount     Surplus      Earnings    Members' Equity
                                       ----------  --------------------------------  -----------  ------------  ----------------
Balance - January 1, 1996               $     ---         136,000          $13,600       $25,331   $1,592,561        $1,631,492
Net income                                    ---             ---              ---           ---      276,419           276,419
Dividend declared ($.72 per share)            ---             ---              ---           ---      (97,920)          (97,920)
Retirement of common stock                    ---          (1,000)            (100)          ---      (11,900)          (12,000)
                                       ----------         -------          -------       -------   ----------        ----------
Balance - September 30, 1996                  ---         135,000          $13,500       $25,331   $1,759 160        $1,797 991
                                       ==========         =======          =======       =======   ==========        ==========

Balance - January 1, 1997               $     ---         135,000          $13,500       $25,331   $1,883,966        $1,922,797
Net income                                    ---             ---              ---           ---      415,847           415,847
Dividend declared ($.90 per share)            ---             ---              ---           ---     (117,101)         (117,101)
Gain on issuance of common stock
   held for stock plan                        ---             ---              ---         1,311          ---             1,311
Retirement of common stock                    ---          (4,000)            (400)          ---      (56,560)          (56,960)
                                       ----------         -------          -------       -------   ----------        ----------
Balance - September 30, 1997            $     ---         131,000          $13,100       $26,642   $2,126,152        $2,165,894
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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                     -------------------------------------

                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (Unaudited)
                                  -----------

                                                   Nine Months Ended September 30,
                                                  ---------------------------------
                                                        1997             1996
                                                  ----------------  ---------------

CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                              $ 415,847        $ 276,419
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation                                             22,467           12,438
  Income taxes - deferred                                   9,999            4,004
  Minority interest in earnings                               218              ---
  Net holding gain on trading securities                 (190,081)         (41,893)
  Proceeds from sale of investments                       855,077              ---
  Purchases of investments                               (799,038)         (10,918)
  Other                                                     2,758           (5,816)
Changes in assets and liabilities:
  Interest, premiums and other receivables               (122,976)         (27,968)
  Rentals receivable                                      (17,063)         (11,108)
  Deposits with insurers                                    5,096            8,366
  Deferred acquisition costs                              (28,068)         (18,605)
  Other assets                                            (35,535)         (15,284)
  Accrued losses and loss expenses                         36,317           60,384
  Accounts payable and other accruals                     (51,253)           9,572
  Unearned premiums                                       128,211           62,672
                                                        ---------        ---------

Net cash flow provided by operating activities            231,976          302,263
                                                        ---------        ---------

Cash flow from investing activities:
Acquisition of office building                                ---         (122,887)
Additions to fixed assets                                 (10,605)          (1,247)
                                                        ---------        ---------

NET CASH FLOW USED BY INVESTING ACTIVITIES                (10,605)        (124,134)
                                                        ---------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Retirement of common stock                              (56,960)         (12,000)
  Borrowings                                              260,000          110,000
  Repayment of debt                                      (213,492)        (121,652)
  Dividends paid                                         (117,101)         (97,920)
                                                        ---------        ---------

NET CASH FLOW USED BY FINANCING ACTIVITIES               (127,553)        (121,572)
                                                        ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  93,818           56,557

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                     394,343          327,259
                                                        ---------        ---------

  END OF PERIOD                                         $ 488,161        $ 383,816
                                                        =========        =========

AMOUNTS PAID FOR:
  U.S. income taxes                                     $     953        $     163
                                                        =========        =========

  Interest                                              $  27,513        $  33,281
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

  Net income per share is based on 131,000,000 shares at September 30, 1997 and 135,000,000 shares at September 30, 1996.

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

3. OPL Common stock is subject, on certain dispositions, to its right of first refusal and to a right of OPL to purchase its shares in certain circumstances. Prior to August 7, 1996, these rights were held by UPS. In 1997 and 1996, OPL purchased for cancellation, at book value per share, 4 million and 1 million shares, respectively, of its Common stock. The balance of Common stock held for stock plans as at September 30, 1997 was $25.0 million.

4.  Cash and Investments consist of:  (000's omitted)

                                        September 30,  December 31,
                                        ------------   -----------
                                                1997          1996
                                               -----          ----

       Trading                             $2,047,228    $1,818,834
       Held-to-maturity                        57,820        54,194
                                           ----------    ----------
                                           $2,105,048    $1,873,028
                                           ==========    ==========

5. In the opinion of Overseas, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the financial position of Overseas as of September 30, 1997 and the results of operations for the nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

6. The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the nine months ended September 30, 1997 and 1996, they each met these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------

Operations
----------

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------

Reinsurance:
------------

Gross reinsurance premiums written increased from $96.6 million to $113.1 million and reinsurance premiums earned increased from $130.9 million to $144.2 million for the three months ended September 30, 1997 as compared to the same
period of 1996.   The increase in gross written premium and premiums earned was
primarily the result of other reinsurance premium growth.   Other reinsurance
net premiums grew by $30.8 million. Excess value reinsurance premiums decreased by $17.5 million due to the 15 day strike against UPS in August 1997. Net underwriting income decreased by $4.4 million over last year since the increases in underwriting income from other reinsurance programs were not sufficient to completely offset the decreased underwriting income from excess value reinsurance.

LEASING AND REAL ESTATE:
------------------------

Leasing and real estate income increased by $5.1 million over 1996. Revenues increased by $26.5 million over 1996 primarily due to the three major properties
acquired in the second half of 1996.   Interest expense increased from $9.8
million to $16.8 million in 1997 primarily due to the additional debt added in connection with the acquisition of these properties.


INVESTMENT INCOME:
------------------

Investment income increased by $42.5 million from $30.5 million to $73.0 million for the three months ended September 30, 1997 as compared to the same period in 1996. Net gains on trading securities increased from $12.8 million to $57.7 million and realized gains increased from $2.2 million to $23.0 million. Net gains on equities were $52.7 million reflecting the advances in the world equity markets. Net gains on bonds were $5.0 million, reflecting decreases in world interest rates.

NET INCOME:
-----------

Net income for the quarter ended September 30, 1997 increased by $39.2 million over the same period in 1996 primarily due to increased investment income. The effects of the decreased excess value reinsurance premiums and underwriting income from the 15 day strike against UPS in August 1997 were offset by improvements in other reinsurance, leasing and real estate income. Net income per share was 99 cents, a 32 cent per share increase over 1996.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------

Operations
----------

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------

Reinsurance:
------------

Gross reinsurance premiums written increased from $451.0 million to $572.6 million and reinsurance premiums earned increased from $388.3 million to $444.4 million in the nine months ended September 30, 1997 as compared to the same period of 1996. This increase in reinsurance premiums written of $121.6 million was primarily due to increased other reinsurance premiums of $135.8 million. Other reinsurance premiums earned increased by $70.6 million as a result of the addition of twelve new programs which contributed $49.9 million in 1997 and increased premiums of $19.5 million on renewal programs. Excess value premiums decreased primarily due to the 15 day strike against UPS in August 1997. Underwriting income decreased $6.7 million over 1996 since the increases in underwriting income from other reinsurance programs were not sufficient to completely offset the decreased underwriting income from excess value reinsurance.


LEASING & REAL ESTATE:
----------------------

Leasing and real estate income increased by $10.5 million over 1996. Revenues increased by $75.3 million over 1996 mainly as a result of the acquisition of three major properties in the third and fourth quarters of 1996. Interest expense increased from $31.8 million to $48.2 million primarily due to the additional debt added in connection with the acquisition of these same properties.


INVESTMENT INCOME:
------------------

Investment income increased by $141.7 million from $97.8 million to $239.5 million in the nine months ended September 30, 1997 as compared to the same period in 1996. Net gains on trading securities increased from $41.9 million to $190.1 million with realized gains increasing from $1.1 million to $90.4 million. Net gains on equities were $188.0 million reflecting the advances in all of the world equity markets. Net gains on bonds were $2.1 million.


NET INCOME:
-----------

Net income for 1997 increased by $139.4 million over 1996 primarily due to increased investment income. The effects of the decreased excess value reinsurance premiums and underwriting income from the 15 day strike against UPS in August 1997 were offset by improvements in other reinsurance, leasing and real estate income. Net income per share was $3.14, a $1.09 per share increase over 1996.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------

                         PART II ,  OTHER INFORMATION
                         ----------------------------



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

a)   Exhibits:  27 - Financial Data Schedule (For SEC use only)
     --------
b)   Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter
     --------------------
ended September 30, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.


     Date:  November 7, 1997               OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda




                                           By:   /S/ BRUCE M. BARONE
                                               -----------------------
                                               Bruce M. Barone
                                               Chief Executive Officer and
                                               President