Form 10-K405
period 1997-12-31
OVERSEAS PARTNERS LTD
filed 1998-03-31
CIK 740125

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997; OR
                                                -----------------

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE   TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-11538
                    -------
                             OVERSEAS PARTNERS LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Islands of Bermuda                            N/A
     ---------------------------------------------    ------------------------
     (State or other jurisdiction of incorporation    (I.R.S. Employer Id. No.)
     or organization)

        Mintflower Place, 8 Par-la-Ville Road, Hamilton, HM GX, Bermuda
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  441-295-0788
                                  ------------
                   (Registrant's telephone number, including
                                   area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
            Title of Each Class           On Which Registered
            -------------------           -------------------
                   None                   None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.10 per share
                 ----------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X .    NO ___.
                                                 ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $17.00, the price per share as of January 8, 1998, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $2,132,243,496 as of February 28, 1998.

      The number of shares of Registrant's Common Stock outstanding as of February 28, 1998 was 131,000,000.

                                     PART I
                                     ------

Item 1.   Business
-------   --------

      Established in 1983, Overseas Partners Ltd. ("OPL") is one of the world's largest multi-line reinsurance companies. Specializing in non-catastrophe lines of reinsurance, OPL provides shipper's risk, property, workers' compensation, automobile, aviation, marine, finite risk and other specialty reinsurance products. Overseas is also engaged in the real estate, leasing and hotel business. Overseas' headquarters is located in Bermuda and its stewardship and reinsurance activities are conducted from Bermuda, one of the world's foremost reinsurance markets.

      Overseas' primary source of business is reinsurance. Its largest single reinsurance program is the reinsurance of Shipper's Risk insurance issued by United States based insurance companies covering loss or damage to packages carried by subsidiaries of UPS. In addition, Overseas offers various types of reinsurance to a number of insurers. Currently, Overseas has treaty relationships with Hannover Re, Liberty Mutual Fire Insurance Company, Prudential Property and Casualty Insurance Co., American International Specialty Lines Insurance Co., Motors Insurance Corporation, Associated Industries Insurance Company, Inc., M.E. Brockbank Esq., ERC Frankona, Lexington Insurance Company, QBE International Insurance Limited, Mutual Marine Office, Life Reinsurance Corporation and several leading Lloyd's syndicates. Overseas reinsurance business is carried on by OPL and by Overseas Partners Re Ltd. ("OP Re"), a wholly-owned subsidiary. Both OPL and OP Re are Class III reinsurers under the laws of Bermuda.

      OPL's United States based subsidiary, Overseas Partners Capital Corp. ("OPCC"), is engaged in the real estate and leasing and hotel businesses. See Leasing, Real Estate and Hotel Activities at page 7 hereof.

      Information concerning Overseas' identifiable assets, revenues and operating income relating to Overseas' reinsurance and real estate and leasing activities is set forth in Note 9 in the Notes to Consolidated Financial Statements. See "Item 8 -- Financial Statements and Supplementary Data" below.

REINSURANCE ACTIVITIES
----------------------

Reinsurance of Shipper's Risk Insurance
---------------------------------------

      Generally, UPS customers who wish to insure their packages for amounts greater than $100 may do so by paying a premium of 35 cents per $100 of declared value (or their equivalents in non-US currencies) with similar arrangements internationally. Shipper's Risk insurance premiums on packages carried in the United States are remitted on the shipper's behalf to United States based insurance companies who provide the primary insurance against the risks of loss or damage in excess of $100 to the shipper's packages, unless the shipper directs otherwise. Similar arrangements are in effect for international origins and destinations.

      This insurance is currently reinsured by OPL, for which it receives premiums equal to the excess value charges received by the primary insurer less a ceding commission and certain taxes and expenses. OPL reimburses the primary property and casualty insurer for the losses it pays on the Shipper's Risk insurance. Earned premiums from Shipper's Risk reinsurance constituted 57.4%, 71.8% and 77.6% of Overseas' reinsurance premiums earned in 1997, 1996 and 1995, respectively.

      The reinsurance of Shipper's Risk insurance does not involve transactions between UPS and OPL. National Union Fire Insurance Company, New Hampshire Insurance Company, Abeille General Insurance Company and Nichido Fire and Marine Insurance Company, subsidiaries of American International Group, Inc. ("AIG"), insure customer packages in return for premiums paid by the customers. All of the primary insurers have been assigned ratings of A++ (superior) by A. M. Best Company, Inc., a leading analyst of insurance companies.

Other Property and Casualty Reinsurance
---------------------------------------

      Overseas' other property and casualty reinsurance business grew significantly in 1997. Reinsurance premiums written for other reinsurance amounted to over $353 million, an increase of 97% over 1996. The types of Other Reinsurance OPL and OP Re participates in includes property, workers' compensation, automobile, aviation, marine, finite risk and other specialty reinsurance products.

      OPL reinsures workers' compensation insurance for employees of a UPS subsidiary located in the State of California. The primary insurer is Liberty Mutual Fire Insurance Company, an affiliate of the Liberty Mutual Group, which was assigned a rating of A (excellent) by A. M. Best Company, Inc. OPL's liability is limited to $500,000 per occurrence. Overseas also reinsures workers' compensation insurance underwritten by Associated Industries Insurance Company, Inc. In 1997, workers' compensation reinsurance premiums written increased $37.6 million primarily as a result of the Liberty Mutual policy period including eight months in 1996 compared to 12 months in 1997.

      Sixteen new reinsurance arrangements were added to Other Reinsurance in 1997. Eight of these new programs were additions to the property line of business. Gross premiums written of $98.7 million were produced by establishing relationships with M.E. Brockbank Esq., ERC Frankona, Lexington Insurance Company and QBE International Insurance Limited. OPL also expanded its business with Prudential Property and Casualty Insurance Co. and Motors Insurance Corporation. Two new automobile liability programs were written in 1997, generating $23.6 million in premiums written. Aviation and marine, one of OPL's new lines of reinsurance, added five new programs in 1997. $37.7 million in premiums were generated by working with several leading Lloyd's syndicates as well as ERC Frankona and Mutual Marine Office, Inc. For the first time, medical benefits reinsurance business was written through a program with Life Reinsurance Corporation.

      In 1997, OPL renewed, or continued to participate in, many of the programs reinsured in 1996. Among them are U.S. homeowners policies with Prudential, worldwide commercial property with Hannover Re and automobile property and liability with Motors Insurance Corporation.

      During 1997, six programs with premiums of $41.8 million were not renewed and are currently in run-off.

      All of the above companies were assigned, where available, a rating of B++ (very good) to A++ (superior) by A. M. Best Company, Inc.

      In December 1997, OPCC acquired the assets and liabilities of Parcel Insurance Plan, LP, a St. Louis-based independent insurance agent that manages the general underwriting of excess value packages for shippers of small parcels.

      Information concerning reinsurance premiums written, earned premiums and net underwriting income for the years ended 1997, 1996 and 1995 can be found in Overseas' Statements of Consolidated Income and in Note 9 of the Notes to the Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data".

Factors Affecting Overseas' Reinsurance Business
------------------------------------------------

      An important aspect of Overseas' Shipper's Risk reinsurance business is that it does not expose Overseas in any material way to unanticipated sources of liability because Overseas' liability is limited, like the primary coverage, to the declared value of a lost or damaged package. In its other lines of reinsurance, Overseas seeks highly predictable underwriting results or purchases excess coverage that will limit losses to acceptable amounts. The primary insurers whose business OPL reinsures are major international insurance companies which are highly rated by leading analysts of insurance companies and are unaffiliated with Overseas.

      Overseas expects to continue to participate in other areas of reinsurance and will continue to offer reinsurance for risks if appropriate opportunities arise. The Shipper's Risk reinsurance described above, which contributed over 32.0% of Overseas' revenues in 1997, has historically been OPL's largest source of revenue. There can be no assurance that UPS or its subsidiaries will continue to offer the Shippers' Risk insurance to its customers, or, if so offered, that the primary insurers will continue to reinsure with OPL, and there can be no assurance that UPS will continue to use workers' compensation insurance arrangements for which Overseas provides reinsurance, or that those primary insurers will use OPL.

      UPS regularly reviews its package and worker's compensation insurance programs, and its relationships with its primary insurers, in view of cost, competition and other factors, and may make changes in such programs at its discretion. An adverse resolution of the federal income tax matter referred to in Note 2 in Notes to the Consolidated Financial Statements included in "Item 8
- Financial Statements and Supplementary Data", could also impact UPS's package insurance practices.

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

The Property and Casualty Reinsurance Industry and
--------------------------------------------------
Overseas' Position Therein
--------------------------

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

Regulation
----------

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

       In addition, OPL and OP Re are individually required to maintain a minimum solvency margin at least equal to $250,000 plus the greater of: (i) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (ii) 15% of the aggregate of loss expense provisions and other general business insurance reserves. As of December 31, 1997, OPL and OP Re had more than $1.7 billion and $536.2 million, respectively, of statutory capital and surplus in excess of these requirements. Minimum statutory capital and surplus for OPL and OP Re is $1.25 million and $1.0 million, respectively. Regulatory approval is required to reduce total statutory capital, as set out in the previous year's financial statements, by more than 15%.

       Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However, certain categories of assets, such as unquoted equities, investments in and advances to affiliates, real estate and collateral loans, are not "relevant assets" for purposes of complying with the minimum liquidity ratio with respect to OPL's and OP Re's general business activities. The exclusion of these types of assets from the definition of relevant assets does not materially affect their ability to satisfy the minimum liquidity ratio. OPL met these requirements for the years ended December 31, 1997, 1996 and 1995, and OP Re met these requirements for the years ended December 31, 1997 and 1996.

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

       Because OPL and OP Re conduct their businesses as reinsurers in Bermuda, they are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory accounting standards adopted by the jurisdictions which regulate the companies to which OPL and OP Re provide life, property and casualty and other reinsurance affect OPL and OP Re indirectly. OPL and OP Re record such transactions on their statutory accounts in a manner which complies with statutory accounting principles required by the Bermuda Insurance Act of 1978.

REAL ESTATE, LEASING AND HOTEL ACTIVITIES
-----------------------------------------

       OPCC is engaged in the real estate, leasing and hotel businesses and has offices in Bermuda and the United States. OPCC continued to expand its operations in 1997 through the creation of its own property management company, and maintains its United States headquarters in Atlanta, Georgia to assist in the management of its business affairs. OPCC's leasing, real estate and hotel assets exceeded $1.3 billion at December 31, 1997, a growth of approximately 3% over 1996 levels and 90% over 1995 levels.

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

       In another finance lease transaction in 1994, OPCC purchased all of the limited partnership interests, and all stock of the corporate general partner, of KMS II Realty Limited Partnership, a Delaware Limited Partnership ("KMS II"). KMS II owns a 1.5 million square foot regional distribution facility in Manteno, Illinois (the "KMart Facility"), which it leases to KMart Corporation. OPCC purchased the interests in KMS II for approximately $6.7 million in cash and the assumption of approximately $40.3 million in non-recourse debt, which was approximately $34.9 million as of December 31, 1997. The initial term of the KMart lease expires in 2020 and yearly lease payments are approximately $4.2 million. After the initial term, KMart has the option to extend the lease for ten consecutive terms of five years each. KMart has the option to purchase the KMart Facility at the end of the initial term of the lease for a price equal to the fair market value of the KMart Facility on that date.

       OPCC leases to UPS five Boeing 757 air package freighters and a 435,000 square foot facility located on approximately 39 acres of land in Mahwah, New Jersey (the "Ramapo Ridge Facility"), which UPS is using as a data processing, telecommunications and operations facility.

       United Parcel Service Co. ("UPS Co."), a certified air carrier subsidiary of UPS, is responsible for all ground facilities, certain aircraft maintenance, and air transportation safety and standards for all of the aircraft leased from OPCC. OPCC is responsible, at its own expense, for the performance of certain periodic heavy maintenance. The payments due under the lease are then adjusted every three years to reflect the actual maintenance costs, so that OPCC receives the same net economic return over the life of the lease, and each year the payments for maintenance costs are adjusted to reflect increases or decreases in the inflation rate (as measured by the United States Gross National Product Implicit Price Deflator). Additionally, OPCC is responsible for the payment of all costs over $50,000 for corrective work undertaken to comply with FAA Airworthiness Directives and mandatory notes and bulletins. OPCC also pays the cost of insurance for each of the aircraft.

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

       Rent on the five Boeing 757 aircraft and the Ramapo Ridge Facility has a fixed component and a variable component, based on the extent to which the assets are utilized by UPS's subsidiaries. The total rent from aircraft leases between OPCC and UPS Co. in 1995, 1996 and 1997 was $24.1 million, $23.3 million and $22.5 million, respectively, and the total rent from the Facility lease in 1995, 1996 and 1997 was $16.3 million, $20.0 million and $19.8 million, respectively. The fixed and variable components of the aircraft leases and Ramapo Ridge Facility lease for 1997 are set forth below. For further information regarding the fixed component of rent see Note 5 to the Consolidated Financial Statements included in "Item 8 --Financial Statements and Supplementary Data."

                              1997 Lease Revenues
                              -------------------
                             (amounts in millions)

                       Fixed          Variable
                      Component       Component
                      ---------       ---------
Aircraft                $17.2           $ 5.3
Facility                $ 7.3           $12.5

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

       Effective December 31, 1993, OPCC acquired the Marriott Copley Place Hotel in Boston, Massachusetts (the "Hotel"). This is a full service, luxury, convention hotel with 1,139 rooms and 44,000 square feet of meeting and convention space. In 1996, the existing indebtedness on the Hotel was refinanced with a 10-year, non-recourse loan in a principal amount of $110 million with Metropolitan Life Insurance Company which was approximately $107.4 million as of December 31, 1997.

       For a description of OPCC's acquisition of its interests in the Marriott Copley Place Hotel, see Item 2 of OPL's Report on Form 8-K dated January 12, 1994, which is incorporated by reference herein.

       On November 15, 1995, OPCC acquired One Buckhead Plaza ("OBP"), a 20-story office and specialty retail tower located in the heart of Buckhead, the geographic center of Atlanta, Georgia. OBP is approximately 91% leased. The purchase price has been allocated to the various asset categories, following an independent appraisal. OPCC also has a purchase option on adjacent tracts of land totaling almost 14 acres for five years and a right of first refusal for ten years. The OBP purchase was financed, in part, with a $35 million, 10-year, non-recourse loan with Metropolitan Life Insurance Company which was approximately $33.9 million as of December 31, 1997.

       On August 30, 1996, OPCC, through a subsidiary, acquired the Atlanta Financial Center, a three-tower office complex in Atlanta's prestigious Buckhead community with over 885,000 square feet of rentable office space and a nine-level parking structure. The complex is currently 98% leased to a variety of tenants. Indebtedness of this property is a $79.9 million, 10-year, non-recourse loan with New York Life which was approximately $78.9 million as of December 31, 1997.

       In December 1996, OPCC, through a subsidiary, acquired 333 West Wacker Drive situated in the heart of Chicago's West Loop. This 36-story tower with 826,632 square feet is a defining feature of the Chicago skyline and is currently 91% leased. It was acquired for cash and in 1997 was refinanced with a $65.0 million, 15-year, non-recourse loan from The Prudential Insurance Company of America which was approximately $64.8 million as of December 31, 1997.

       Also in December 1996, OPCC purchased a two-thirds partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston. The four seven-story towers have 368,894 square feet of retail space beneath four office towers with a total of 842,460 square feet and two parking garages. The retail and office space are currently 99% and 97% occupied. The property was acquired with a non-recourse mortgage indebtedness to Aetna Casualty and Surety Company in the amount of $210 million as of December 31, 1996, including accrued but deferred interest. OPCC refinanced the property in 1997 with a $195.0 million, 10-year, non-recourse loan from Metropolitan Life Insurance Company which was approximately $194.4 million as of December 31, 1997.

       In January 1997, OPCC established its own real estate property management company, Overseas Management, Inc. ("OMI"). With its own employees and third-party service providers, OMI provides on-site management and leasing of all of OPCC's office and retail properties.

       Revenues for the real estate and leasing business (which includes the hotel) constituted 21.9%, 17.8% and 17.0% of OPL's consolidated revenues in 1997, 1996 and 1995, respectively. Information regarding real estate and leasing operating income for the years ended 1997, 1996 and 1995 is set forth in Overseas' Statements of Consolidated Income and in Note 9 to the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data".

Real Estate and Leasing Industry
--------------------------------

       The commercial real estate industry offers an interested purchaser a wide array of opportunities depending on the location and type of property they are interested in. OPCC's credit standing and today's attractive interest rates permit OPCC to approach numerous sources for competitive financing. As with many industries affected by market trends, depending on market conditions and the property type OPCC chooses to acquire or dispose of, OPCC may become subject to strong competition when demonstrating an interest in a property or risk devaluation of real estate held if the market takes a sudden turn downward. In consideration of the foregoing, OPCC, through its professional staff and outside consultants, monitors the real estate market closely to ensure that all acquisitions continue to meet OPCC's investment criteria.

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


Regulation
----------

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

INVESTMENTS AND INVESTMENT POLICY
---------------------------------

       OPL's investment policies are designed to achieve high levels of total return while maintaining liquidity and preserving principal. OPL primarily invests in highly liquid debt securities of investment grade standard such as governments, government agencies, financial institutions and utilities in its fixed income portfolio and in stocks drawn mainly from within the S&P 500 Index for its equity portfolio as determined by one or more recognized ratings agencies or by our investment managers. OPL's investments are managed by unaffiliated investment managers based in London as follows: Deutsche Morgan Grenfell International Funds Management Ltd., Barclays Global Investors Plc, BankAmerica Trust Company (Jersey) Ltd., HSBC Asset Management Bahamas Ltd., State Street Global Advisors U.K. Ltd. and AON Advisors (U.K.) Ltd.

       OPL has standardized investment management agreements an example of which is attached as Exhibit 10(ee). All managed portfolios are held in custody by State Street Trust Company Canada.

       OPL's investment portfolio as of December 31, 1997, consisted of the following (000s omitted):

                                                                                          AMOUNT SHOWN IN
                                                          COST               VALUE             BALANCE
                                                                                                SHEET
                                                  ---------------------------------------------------------
Fixed Maturities:
  Bonds
    U.S. Government and government agencies
    and authorities (including Treasury notes)             $  371,044         $  403,544         $  371,533
    Foreign governments                                       314,361            310,374            310,374
    All other corporate bonds                                  18,539             19,176             19,176
                                                  ---------------------------------------------------------
TOTAL FIXED MATURITIES                                     $  703,944         $  733,094         $  701,083
                                                  ---------------------------------------------------------

EQUITY SECURITIES
   Common Stocks
    Public utilities                                       $   63,769         $   80,466         $   80,466
    Banks, trust and insurance companies                       76,934            102,488            102,488
    Industrial, miscellaneous and all other                   741,475            916,280            916,280
                                                  ---------------------------------------------------------
TOTAL EQUITY SECURITIES                                    $  882,178         $1,099,234         $1,099,234
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------
SHORT TERM INVESTMENTS                                     $   20,854         $   21,520         $   21,520
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------
TOTAL INVESTMENTS                                          $1,606,976         $1,853,848         $1,821,837
                                                  ---------------------------------------------------------

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

       For a further discussion of investment results, see "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations," and Note 3 in Notes to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

TAXATION
--------

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

          The United States Internal Revenue Service ("IRS") has issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest for that year. On August 18, 1995, the Company filed a Petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court in two sessions during the fall of 1997, the second of which ended on November 7, 1997. An additional trial session previously scheduled for the week of December 8, 1997 was cancelled by agreement of the Company and the IRS. The Company filed its trial brief on February 13, 1998. The IRS indicated on February 13, 1998, that it no longer intends to pursue its position against the Company for 1984. However, it is unclear as to the impact, if any, the IRS's position with respect to 1984 would have on subsequent years. The IRS has also asserted that OPL is subject to U.S. taxation for its 1985 through 1987 taxable years and has proposed an aggregate assessment of $240 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The IRS has further asserted that OPL is subject to U.S. taxation for the years 1988 through 1990 and has proposed an aggregate assessment of $170 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1988 through 1990. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1984 and will vigorously contest proposed assessments for the years 1985 through 1990 and any future assessments.

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

          Under the passive foreign investment company rules, all United States shareowners of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL were "passive income", or if at least 50% by value of the average assets of OPL were to produce, or were held for the production of, "passive income". Except as may be provided in future regulations promulgated by the Secretary of the Treasury, income derived by OPL in the active conduct of its reinsurance business does not constitute "passive income", and assets held by OPL that produce solely or are held solely for the production of such income do not constitute "passive assets". Further, under the Subsidiary Look-Through Rules, because OPL owns 100% of the stock of OPCC, OPL is treated as if it held the assets of OPCC and received directly the income of OPCC earned from those assets. Consistent with OPL's income from its reinsurance business, however, the income derived by OPCC in the active conduct of its real estate, leasing and hotel business does not constitute "passive income", and assets held by OPCC that produce solely or are held solely for the production of such income do not constitute "passive assets".

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

EMPLOYEES
---------

          Overseas, directly and through its subsidiaries, has 65 employees, 20 in Bermuda, 12 in Atlanta, 26 in St. Louis and 7 in its OMI offices.

          The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

          See "Item 10 - Directors and Executive Officers of the Registrant" below.

Item 2.   Properties
-------   ----------

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

          Sitting on 39 acres in Mahwah, New Jersey, OPCC owns and maintains a 435,000 square foot facility which has been leased to UPS through 2019. This facility, known as Ramapo Ridge, is being used by a UPS subsidiary as a data processing, telecommunications and operations facility. The entire facility consists of an office building, computer center, a central service structure and a parking garage with an area of approximately 562,000 square feet. UPS has an option to purchase the Ramapo Ridge Facility at the end of the lease term. It also has an option to purchase the land, but not the buildings, from OPCC in 2050. In 1996, OPCC completed construction of a 27,000 square foot addition to the Ramapo Ridge Facility which accommodates future expansions of up to 54,000 square feet. See "Item 13 -- Certain Relationships and Related Transactions".

          OPCC owns five Boeing 757 aircraft which have been leased to UPS for a term ending in 2012. See "Item 13 -- Certain Relationships and Related Transactions".

          OPCC purchased One Buckhead Plaza ("OBP") in November 1995. OBP is a 20-story office and specialty retail tower located in the heart of Buckhead, a prestigious business and residential community of Atlanta, Georgia. The building has 400,000 square feet of rentable office space, 40,000 square feet of rentable retail space, 1,229 parking spaces and 14,000 square feet of storage. It is approximately 91% leased.

          OPCC acquired the Atlanta Financial Center on August 30, 1996. The complex is currently 98% leased to a variety of high quality firms. Some of Atlanta's prominent retail and hotel facilities are within easy walking distance and easy access to primary roadways is nearby. This office building has over 885,000 square feet of rentable office space and includes a nine level parking structure.

          In December 1996, OPCC acquired 333 West Wacker Drive situated in the heart of Chicago's West Loop in the downtown market. This 36-story tower with 826,632 square feet is a defining feature of the Chicago skyline. The property is currently 91% leased and is occupied by a nationally known multitenants.

          Also in December 1996, OPCC purchased a two-thirds partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston, Massachusetts. The four seven-story towers , adjacent to the Marriott Hotel have 368,894 square feet of retail space developed beneath four office towers with a total of 842,460 square feet and two parking garages. The retail and office space are currently 99% and 97% occupied. The space is occupied by strong creditworthy tenants and retailers.

          The Boeing 757 aircraft and the related lease are subject to a security interest, the Ramapo Ridge Facility, the related lease , certain buildings and the Hotel are subject to mortgages. See "Item 1 -- Business -- Real Estate and Leasing Activities".


Item 3.   Legal Proceedings
-------   -----------------

          OPL was subject to a tax audit by the United States Internal Revenue Service for the years 1984 through 1990. Information regarding the tax audit is incorporated herein by reference from Note 2 of the Notes to Consolidated Financial Statements. See "Item 8 -- Financial Statements and Supplementing Data" below. See also "Item 1 -- Taxation".


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                    PART II
                                    -------

Item 5.   Market for the Registrant's
-------
          Common Equity and Related Stockholder Matters
          ---------------------------------------------

          (a)  OPL Common Stock
               ----------------

          OPL is authorized to issue 900,000,000 shares of Capital Stock, $.10 par value per share ("Common Stock"), of which 131,000,000 were issued and outstanding as of February 28, 1998. It is also authorized to issue 200,000,000 shares of Preference Stock, $.10 par value per share. At present no shares of Preference Stock have been issued or are outstanding nor are there any plans to issue any such shares.

          Each share of Common Stock is entitled to one vote in the election of directors and other matters except that any "Substantial Shareholder", as defined in OPL's Bye-Laws, is entitled to only one one-hundredth of a vote with respect to each share held by such shareholder which is in excess of 10 percent of OPL's outstanding voting stock. The term Substantial Shareholder is defined to mean any shareholder, other than UPS or any employee benefit plan of OPL or UPS, who is the beneficial owner of more than 10 percent of the voting power of the outstanding shares of OPL entitled to vote generally in the election of directors. There are no limitations imposed by foreign law, or by OPL's Memorandum of Association and Bye-Laws, or by any agreement or other instrument to which OPL is a party or to which it is subject, on the right of shareowners, solely by reason of their citizenship or domicile, to vote Common Stock. Owners of Common Stock are entitled to receive ratably such dividends as are declared by the Board of Directors. Upon liquidation, OPL's shareowners are entitled to share on a pro rata basis in the assets of OPL legally available for distribution to shareowners.

          (b)  Market for OPL's Common Stock
               -----------------------------

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

          OPL's Bye-Laws provide that no outstanding shares of Common Stock may be transferred, except by a bona fide gift or inheritance, unless such shares shall have first been offered, by written notice, for sale to OPL at the lower of their book value or the price at which they are to be offered to the proposed transferee and on the same terms upon which they are to be offered to the proposed transferee. Notices of proposed transfers must be sent to the Treasurer of OPL, must set forth the number of shares proposed to be sold, the proposed price per share, the name and address of the proposed transferee, the terms of the proposed sale and must contain a statement by the proposed transferee that the information contained in the notice is true and correct. OPL has the option, within 30 days after receipt of the notice, to purchase all or a portion of the shares. If OPL chooses to exercise its right of first refusal with respect to only a portion of the shares designated for sale, the shareowner may sell the remaining portion of such shares for the price and on the terms described in the notice. If OPL fails to exercise or waives the option, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares which were previously offered to OPL, and not purchased by it pursuant to its option, for the price and on the terms described in the notice.

          All transferees of shares hold their shares subject to the same restrictions. Shares previously offered to OPL but not transferred within the 20 day period remain subject to the initial restrictions. Shares of Common Stock may be pledged but they may not be transferred upon foreclosure unless they have first been offered to OPL in the manner described above.

          OPL also has the right under its Bye-Laws to purchase shares of Common Stock distributed as incentive awards (including awards under the UPS Managers Incentive Plan and shares distributed pursuant to certain UPS Stock Option Plans) to employees of UPS and its subsidiaries following the recipient's retirement, death or other termination of employment. OPL may exercise this right to purchase all or a portion of such shares of a former employee at any time within a period of three years following such termination (if the shareowner owns less than 500 shares of UPS's common stock) or thirteen years (if the shareowner owns 500 or more shares of UPS's common stock). The purchase price will be the book value of the shares at the time of purchase as described below. Any transferee of shares of Common Stock owned by recipients of incentive awards of OPL shares will hold the shares subject to this right of purchase by OPL.

          OPL also has a right to repurchase shares of Common Stock sold by UPS prior to August 7, 1996, in a continuing offering of UPS and OPL's shares, which commenced in June of 1986. This repurchase right, which is contained in the Subscription Agreement executed by each purchaser in that offering, is similar to the right which OPL has to repurchase shares distributed as incentive awards.

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

          Although UPS and OPL, each individually, has indicated that they intend to continue their policies of awarding shares of Common Stock, there can be no assurance of the continuation of that policy. The feasibility of purchases is subject to continued maintenance by UPS and OPL, each individually, of satisfactory earnings and financial condition and UPS's need for OPL shares for awards under its compensation plans.

          For the purposes of fixing the price at which OPL will purchase shares of Common Stock upon exercise of its rights described above, book value per share is determined from OPL's audited balance sheet as reported in its most recently published Annual Report to Shareowners and mailed to its shareowners or otherwise generally made available. Book value per share since January 9, 1995 has been as follows:

                              Date                           Price
                            --------                         ------
                 January 9, 1995 to January  8, 1996         $ 9.88
                 January 9, 1996 to January  8, 1997         $12.00
                 January 9, 1997 to January 7, 1998          $14.24

          On January 8, 1998, OPL announced that according to OPL's most recent audited balance sheet, book value per share was $17.00. Under the Bye-Laws, OPL has the rights to purchase its shares at $17.00 per share.

          As of December 31, 1993, UPS held 1,519,775 shares of Common Stock. From January 1 to January 10, 1994, UPS purchased 5,355 shares of Common Stock at a price of $7.40 per share. From January 11 to February 28, 1994, UPS purchased 5,768,631 shares of Common Stock and sold 362,081 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares at a price of $8.80 per share. UPS distributed 1,604,901 shares pursuant to the Managers Incentive Plan in February 1994. Effective February 11, 1994, OPL purchased four million shares from UPS at $8.80 per share and constructively retired them.

          From March 1, 1994 to January 9, 1995, UPS purchased 1,077,260 shares of Common Stock and sold 1,286,963 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares at a price of $8.80 per share. From January 10, 1995 to February 28, 1995, UPS purchased 4,826,482 shares of Common Stock at a price of $9.88 per share and sold 199,084 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares. In February 1995 UPS distributed 1,645,602 shares pursuant to awards under the Managers Incentive Plan. On February 17, 1995, OPL purchased from UPS three million shares of Common Stock at $9.88 per share and constructively retired them. As of February 28, 1995, UPS held 1,098,872 shares of Common Stock.

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

          From March 1, 1996 to August 7, 1996, UPS purchased 814,034 shares of Common Stock at a price of $12.00 per share and sold 3,408,147 shares to eligible employees pursuant to its continuous offering of UPS and Overseas shares. On September 26,1996, OPL purchased from UPS one million shares of Common Stock at $12.00 per share and constructively retired them. Between January 9, 1997 and February 28, 1997 UPS sold 279,639 shares of Common Stock at a price of $14.24 per share. As of February 28, 1997, UPS held 459,779 shares of Common Stock.

          Since August 7, 1996 , OPL has assumed responsibility for stock purchases under the Company's Bye-Laws. From August 7, 1996 to January 8, 1997, OPL purchased 587,178 shares of Common Stock at a price of $12.00 per share. From January 9, 1997 to February 28, 1997, OPL purchased 5,520,015 shares of Common Stock at a price of $14.24 per share and sold 1,583,792 shares pursuant to awards under the UPS Managers Incentive Plan. As of February 28, 1997, OPL held 4,523,401 shares of Common Stock in Treasury.

          From March 1, 1997 to March 26, 1997, UPS sold 30,540 shares of Common Stock to eligible employees pursuant to its continuous offering of UPS and OPL shares at a price of $14.24 per share. On March 26, 1997, OPL purchased 429,239 shares of Common Stock from UPS. Effective March 26, 1997, UPS was no longer a holder of OPL shares.

          From March 1, 1997 to January 7, 1998, OPL purchased 2,170,107 shares of Common Stock at $14.24 per share. From March 27, 1997, to January 7, 1998 OPL sold 1,425,977 shares to eligible employees pursuant to its continuous offering of UPS and OPL shares at a price of $14.24 per share. Between January 8, 1998 and February 28, 1998, OPL purchased 5,429,007 shares of Common Stock, sold 374,722 shares pursuant to its continuous offering of UPS and OPL shares and sold 1,177,143 shares pursuant to awards under the UPS Managers Incentive Plan, all at a price of $17.00 per share. As of February 28, 1998, OPL held 5,573,912 shares of Common Stock in Treasury.

          In 1997, OPL purchased four million shares at $14.24 and constructively retired them - three million shares on March 7, 1997 and one million shares on August 18, 1997.

          There were approximately 84,000 holders of Common Stock as of February 28, 1998.

          (c)  Dividend Policy
               ---------------

          Declarations of dividends are at the discretion of the Board of Directors in light of all relevant facts, including general business conditions and OPL's earnings and capital requirements. It is the intent of the Board to consider the payment of an annual dividend in an amount to be determined on the basis of OPL's earnings, financial condition and capital needs. OPL declared and paid cash dividends in 1997, 1996 and 1995 of $0.90, $0.72 and $0.60 per share, respectively.

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

          (d)  Custody Arrangements For Certificates
               -------------------------------------
               For Common Stock
               ----------------

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

Item 6.   Selected Financial Data
-------   -----------------------

          The following selected financial information should be read in conjunction with Overseas' consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follow this section. All currency amounts herein are expressed in U.S. dollars.

                       Five-Year Selected Financial Data
                   (in thousands, except per share amounts)

Income Statement Data:
---------------------
Years Ended December 31,

                                               1997           1996           1995          1994           1993
                                               ----           ----           ----          ----           ----
Reinsurance:
  Premiums written                         $  720,084    $  560,561      $  500,652     $  449,577     $  347,906
  Premiums earned                          $  639,071    $  531,088      $  463,910     $  432,323     $  345,770
  Underwriting income                      $  225,307    $  237,854      $  233,657     $  220,678     $  173,363
Real Estate and Leasing:
  Revenue                                  $  247,940    $  150,741      $  125,450     $  121,758     $   49,686
  Operating income                         $   25,210    $   12,060      $    6,579     $   13,438     $    9,601
Investments:
  Interest income                          $   53,367    $   55,538      $   87,361     $   43,731     $   52,921
  Net holding gain on trading
   securities                              $  187,139    $   91,758      $   48,636             --             --
  Net gain (loss) of investments
   available-for-sale                              --            --      $    8,520     $  (54,269)    $   26,813
  Investment income (loss)                 $  243,408    $  162,113      $  148,372     $   (7,210)    $   81,908
Net Income                                 $  477,115    $  401,225      $  370,799     $  222,444     $  260,658
Net Income Per Share                       $     3.64    $     2.97      $     2.73     $     1.60     $     1.82
Cash  Dividends Per Share                  $      .90    $      .72      $      .60     $      .48     $      .45

Balance Sheet Data:
------------------
December 31,

                                               1997           1996           1995          1994           1993
                                               ----           ----           ----          ----           ----
Cash and Investments                       $2,176,893    $1,873,028      $1,650,291     $1,388,697     $1,166,423

Total Assets:
  Reinsurance                              $2,302,054    $1,864,360      $1,699,035     $1,417,013     $1,331,892
  Real estate and leasing                  $1,365,615    $1,327,809      $  720,276     $  668,877     $  600,584
                                           ----------    ----------      ----------     ----------     ----------
                                           $3,667,669    $3,192,169      $2,419,311     $2,085,890     $1,932,476
                                           ----------    ----------      ----------     ----------     ----------

Debt                                       $  758,416    $  713,790      $  436,674     $  402,943     $  385,077
                                           ----------    ----------      ----------     ----------     ----------
Members' Equity                            $2,227,162    $1,922,797      $1,631,492     $1,373,931     $1,257,765

Book Value Per Share                           $17.00        $14.24          $12.00          $9.88          $8.80

Item 7    Management's Discussion and Analysis of
------    ---------------------------------------
          Financial Condition and Results of Operations
          ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

1997 Compared to 1996
---------------------

Reinsurance:

Reinsurance premiums written increased to $720.1 million in the year ended December 31, 1997, from $560.6 million in 1996. The increase of $159.5 million was primarily due to an increase in property premiums of $108.3 million, an increase in workers' compensation premiums of $37.6 million and an increase in automobile reinsurance premiums of $13.9 million. These increases were offset by a decrease of $14.8 million in shipper's risk premiums due to the 15-day strike against UPS in August 1997 and a decrease of $41.8 million from reinsurance programs which were discontinued and are currently in run-off. Two new lines of business introduced in 1997 contributed $42.7 million to reinsurance premiums written - aviation and marine programs amounted to $37.7 million and medical benefits totalled $5.0 million. The significant increase in property premiums can be attributed primarily to the writing of eight new property programs which provided $98.7 million in premiums written. Workers' compensation increased as a result of a policy period including eight months in 1996 compared to 12 months in 1997. Net underwriting income decreased by $12.5 million over last year since the increases in underwriting income from other reinsurance programs were not sufficient to completely offset the decreased underwriting income from excess value reinsurance.

Real Estate and Leasing:

Real estate and leasing revenue increased by $97.2 million over 1996. Office buildings purchased in August and December 1996 generated rents of $97.3 million for 1997 compared to $6.6 million in 1996. Hotel sales increased $5.2 million due to higher room rates and slightly higher occupancy rates. Operating lease rents with UPS decreased $1.1 million due to a reduction in the toll structure as well as a decrease in operating activity at one of the facilities. Operating expenses increased due to increased operating costs for new buildings and increased hotel operating expenses. Real estate and leasing operating income increased from $12.1 million to $25.2 million in 1997.

Investment Income:
The investment results for the year ended December 31, 1997 reflect the advances in the U.S. equity market. Investment income increased by $81.3 million over 1996 primarily due to increased net holding gains on investments of $95.4 million offset by decreased dividends on real estate investments trust securities and equity securities of $12.2 million and a decline in interest income of $2.1 million. Net holding gains on the equity portfolio increased $73.0 million while holding gains in the fixed income portfolio increased $22.4 million. Interest from debt securities declined $2.1 million, primarily due to a lower allocation of investment in fixed income securities of 51% in 1997 compared to 53% during 1996.

Net Income:
Net income increased by $75.9 million over 1996 due to the performance of our investment portfolio. The effects of the decreased excess value reinsurance premiums and underwriting income from the 15-day strike against UPS in August 1997, were offset by improvements in other reinsurance underwriting income and real estate and leasing income. Net income per share was $3.64, a 67 cent per share increase over 1996.

1996 Compared to 1995
---------------------

Reinsurance:
Reinsurance premiums written increased to $560.6 million in the year ended December 31, 1996, from $500.7 million in 1995. The increase of $59.9 million was due to growth in excess value premiums of $21.5 million, decreased workers' compensation reinsurance premiums written of $19.1 million and an increase in other reinsurance premiums written of $57.5 million. Excess value reinsurance premiums increased due to a 6% increase in excess value units over 1995. Workers' compensation reinsurance premiums written decreased $19.1 million due to a change in the program's coverage period and renewal date from May 1, 1997 to December 31, 1996. The increase in other reinsurance premiums written was primarily the result of four new treaties which contributed $68.4 million in premiums written in 1996, and increased premiums of $11.3 million on the renewal of existing programs. This premium increase was offset by reduced premiums of $22.2 million from four reinsurance programs which were discontinued and are currently in run-off. The increase in reinsurance underwriting income of $4.2 million is primarily due to excess value reinsurance.

Real Estate and Leasing:
Real estate and leasing revenue increased by $25.3 million over 1995. OPCC purchased office buildings in November 1995 and August 1996, which generated rents of $17.1 million for 1996 compared to $1.7 million in 1995. The two properties acquired in December 1996 did not contribute to revenues in 1996. Hotel sales increased $7.2 million due to higher occupancy and higher room rates. Operating lease rents with UPS increased $2.9 million due to increased rents resulting from the expansion of the data processing facility. Operating expenses increased due to increased hotel operating expenses, increased costs at the data processing facility due to its expansion and increased operating costs for new buildings. Real estate and leasing operating income increased from $6.6 million to $12.1 million in 1996.

Investment Income:
The investment results for the year ended December 31, 1996, reflect the effects of the diversification steps taken in November 1995 and the reclassification of our investments as trading securities with the corresponding reporting of unrealized gains and losses as income instead of as a separate component of Members' Equity. Investment income increased by $13.7 million over 1995 primarily due to increased net holding gains on investments of $34.6 million, increased dividends on real estate investment trust securities and equity securities of $12.1 million offset by a decline in interest income of $31.8 million. Net holding gains on the equity portfolio increased $78.3 million and were partially offset by increased holding losses in the fixed income portfolio of $43.7 million due to declines in carrying values resulting from increases in interest rates during the year. Interest from debt securities declined $31.8 million, primarily due to a lower allocation of investments in fixed income securities of 53% in 1996 instead of almost 100% during 1995.

Net Income:
Net income increased by $30.4 million over 1995 due to improved earnings in all segments, with the greatest improvement reported in our investment activities. Net income per share was $2.97, a 24 cent per share increase over 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Overseas believes that its investments and cash flow from operations are adequate sources of capital and liquidity for the payment of claims and the conduct of its existing real estate and leasing operations. Overseas further believes that its strong capital position will permit continued expansion of its reinsurance business should appropriate opportunities arise. In the event Overseas decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or by outside borrowing which Overseas believes would be readily available to it.

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

          In connection with the acquisition of real estate assets and leased assets, Overseas Partners Capital Corp. (OPCC) has issued or assumed certain debt obligations. For further information, see Notes to Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data". OPCC continues to actively seek additional investment opportunities.

          The United States Internal Revenue Service ("IRS") has issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest for that year. On August 18, 1995, the Company filed a Petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court in two sessions during the fall of 1997, the second of which ended on November 7, 1997. An additional trial session previously scheduled for the week of December 8, 1997 was cancelled by agreement of the Company and the IRS. The Company filed its trial brief on February 13, 1998. The IRS indicated on February 13, 1998 that it no longer intends to pursue its position against the Company for 1984. However, it is unclear as to the impact, if any, the IRS's position with respect to 1984 would have on subsequent years. The IRS has also asserted that OPL is subject to U.S. taxation for its 1985 through 1987 taxable years and has proposed an aggregate assessment of $240 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The IRS has further asserted that OPL is subject to U.S. taxation for the years 1988 through 1990 and has proposed an aggregate assessment of $170 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1988 through 1990. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1984 and will vigorously contest proposed assessments for the years 1985 through 1990 and any future assessments.

          Overseas believes that its borrowing capabilities and cash flows from reinsurance, investments and real estate and leasing operations will be a sufficient source of capital for its ongoing operations. On a long-term basis, Overseas believes that its resources and available credit capacity will continue to be adequate to meet any obligations likely to arise under its existing lines of business, and that its resources are sufficient to allow it to underwrite additional reinsurance business as well as to acquire additional capital assets in the future.

YEAR 2000 MATTERS
-----------------

          The Year 2000 issue is the result of the inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields using two digits rather than four to define the applicable year. Time-sensitive systems and software may recognize a date using "00" as the year 1900 rather than the year 2000.

          Overseas plans to have formal communications with all of its significant vendors and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's system.

          The total cost to the Company of the Year 2000 issue has not yet been calculated but is not anticipated to be material to its financial position or results of operations in any given year.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          The Financial Statements of Overseas are filed together with this
Report: see pages [F-1 to F-14] which are incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants
-------   ---------------------------------------------
          on Accounting and Financial Disclosure
          --------------------------------------

          Not applicable.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Directors
---------

       Set forth below is certain biographical information concerning each of the directors.

--------------------------------------------------------------------------------

Bruce M. Barone                   Age 48                  Director since 1995

          Bruce has been President and Chief Executive Officer of Overseas since December 20, 1995. Previously, he served as Senior Vice President and Chief Operating Officer since 1991, and as Vice President and member of the Executive Committee since before 1990. Bruce has been associated with Overseas since its incorporation in 1983. He became an employee of Overseas on January 1, 1995. Previously, he held various senior executive positions at United Parcel Service of America, Inc. ("UPS") since before 1990. He holds an MBA from the Graduate School of Business of Columbia University and is a Certified Public Accountant.

--------------------------------------------------------------------------------

Robert J. Clanin                  Age 54                  Director since 1994

          Prior to becoming a director, Bob served as Vice President of Overseas from June 1990 to August 1994. He has been Senior Vice President, Treasurer and Chief Financial Officer of UPS since 1994. Bob joined UPS in 1971. In 1979 he was named Wisconsin District Controller and Southwest Region Controller in 1987. In 1989 he became Treasury manager and then Finance Manager prior to assuming his present responsibilities.

--------------------------------------------------------------------------------

Joseph M. Pyne                    Age 50                  Director since 1995

          Joe is Senior Vice President - Corporate Marketing for UPS. In this capacity, he directs UPS's worldwide marketing efforts in the U.S. and in more than 200 countries and territories served by UPS. Previously, he has served as Vice President - U.S. Marketing at UPS. He began his UPS career in 1969 and was promoted to North Central region Business Development Manager in 1984. In 1989 he became National Marketing Planning Manager, and later he headed Marketing for U.S. ground and air delivery services.

--------------------------------------------------------------------------------

Cyril E. Rance                       Age 63               Director since 1995

          Cyril was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He also has had a long and varied career in civic and government service, including 10 years as a member of the Bermuda Parliament. He is a director of Exel Limited, an insurance holding company, and of several exempt companies registered in Bermuda.

--------------------------------------------------------------------------------

Edwin H. Reitman                     Age 55               Director since 1991

          Ed became non-executive Chairman of the Board of Directors in 1995. Previously, he served as President and Chief Executive Officer since 1991. Ed has been Vice President - Corporate Marketing for UPS since May, 1997. Previously, he was President of UPS Europe since April 1995. In that capacity, he had overall responsibility for UPS's operations in Europe, Africa and the Middle East. Ed was Manager of the UPS Legal Department from 1989 until 1995.

--------------------------------------------------------------------------------

Walter A. Scott                     Age 60                Director since 1995

          Prior to his retirement in September 1994, Walter served as Chairman, President and Chief Executive Officer of ACE Limited, an insurer based in Bermuda. He has served as a director of ACE since 1989 and as a consultant to the Company after his retirement until September 1996. Prior to 1989, Walter served in various senior positions with Primerica Corporation, (now Travelers Corporation), a major publicly owned diversified financial services company. He is also a director of Annuity and Life Re Holdings Ltd., an insurer based in Bermuda.

Executive Officers
------------------

          Listed below is certain information relating to the executive officers of OPL.


Name                  Age                 Officers
--------------------  ---   -------------------------------------
Bruce M. Barone        48   President and Chief Executive Officer

Thomas E. Butler       53   Vice President and Secretary

Leopold A. Schmidt     54   Vice President and Treasurer

          For biographical information on Mr. Barone, see above section on "Directors".

          Mr. Butler serves as Vice President - Law and Secretary of Overseas. Mr. Butler has served as Vice President of Overseas since June 1990 and Secretary of Overseas since August 1994. Mr. Butler also served as Vice President and Secretary of Overseas Partners Capital Corp. ("OPCC") since 1995 as well as a director. Prior to his Overseas service, Mr. Butler was a member of the UPS Legal Department since before 1990.

          Mr. Schmidt serves as Vice President - Finance and Treasurer of Overseas. He also served as Vice President and director of OPCC since 1994. Prior to Mr. Schmidt's Overseas duties, he was a member of the UPS Financial Planning Department since before 1990.

          The executive officers of Overseas serve at the pleasure of the Board of Directors.

Item 11   Executive Compensation
-------   ----------------------

Report of Compensation Committee on Executive Compensation
----------------------------------------------------------

          The Compensation Committee of the Board of Directors has furnished the following report on Executive Compensation:

          The Compensation Committee of the Board of Directors has responsibility for determining the compensation of the Chief Executive Officer and for approving the compensation of the other officers of Overseas and its subsidiaries upon recommendation of the CEO. Overall compensation currently includes salary, bonus, and stock appreciation rights. The Committee also determines cost of living allowances paid to executive officers resident in Bermuda. The Committee is assisted in carrying out its responsibility by Overseas management and by outside consultants.

          In determining appropriate compensation levels, the Committee reviews data received from a consultant concerning compensation for comparable positions at reinsurance and real estate investment companies in Bermuda and the United States, but does not place great weight on such data. The 1997 compensation of Overseas' executive officers was less than the median compensation levels at the companies studied. Companies studied are not limited to those in the Standard & Poor's 500 Index and the Standard & Poor's Multi-Line Insurance Companies Index used in the performance charts following this report.

          All elements of the current compensation package are payable in cash. With respect to the salaries and bonuses of the CEO and other executive officers, the Committee does not employ formulas but instead exercises its judgment based on considerations including overall responsibilities, experience and ability, individual performance and past compensation. The Committee stresses collaborative working relationships and does not use objective corporate performance standards in determining the salaries and bonuses of individual executive officers, including the CEO.

          Awards under the Stock Appreciation Rights Plan are long-term awards intended to promote growth in shareowner value and continuity of employment.
The number of performance units comprising each award is determined by a formula based on the salary of the recipient at the time of grant. The amount received upon exercise of the award depends on the performance of Overseas Common Stock over the five-year period between grant and exercise.

          Cost of living allowances are intended to permit executive officers who have relocated to Bermuda from the United States to maintain a comparable standard of living.

                                             The Compensation Committee

                                              Robert J. Clanin, Chairman
                                              Edwin H. Reitman
                                              Walter A. Scott

Performance Graph

          The following graph shows a five year comparison of cumulative total shareowner returns for Overseas, the Standard & Poor's 500 Index (the "S&P 500") and the Standard & Poor's Multi-Line Insurance Companies Index (the "S&P Multi-Line"). The comparison of the cumulative total returns on investment (change in annual stock price plus reinvested dividends) for each of the annual periods assumes that $100 was invested on December 31, 1992 in each of Overseas, the S&P 500 and the S&P Multi-Line.

               Comparison Of Five Year Cumulative Total Returns
                      (Overseas, S&P 500, S&P Multi-Line)


                             [GRAPH APPEARS HERE]


-----------------------------------------------------------------------------------------
                       Dec-92      Dec-93      Dec-94      Dec-95      Dec-96      Dec-97
-----------------------------------------------------------------------------------------
Overseas               100.00      125.00      147.16      187.67      233.97      294.10
-----------------------------------------------------------------------------------------
S&P 500                100.00      109.92      111.34      152.65      187.28      249.28
-----------------------------------------------------------------------------------------
S&P Multi-Line         100.00      111.82      118.04      173.11      209.34      327.23
-----------------------------------------------------------------------------------------

          Overseas Common Stock is not listed on a securities exchange or traded in the over-the-counter market. The current price of Overseas Common Stock at any time during a year is equal to the book value of Overseas Common Stock on December 31 of the prior year as reported in Overseas' Annual Report to Shareowners. The current price of Overseas Common Stock is announced approximately ten days after the end of the year. Because the date varied during the years listed above, the performance graph assumes that the price was announced on December 31.

          The following table shows the cash compensation paid or to be paid by Overseas or any of its subsidiaries, as well as certain other compensation paid in 1997, 1996 and 1995 to its Named Executive Officers in all capacities in which they served:

SUMMARY COMPENSATION TABLE
--------------------------

                                                                                                        Long Term
                                                             Annual Compensation                       Compensation
                                                             -------------------                       ------------
                                                                                                           Stock
                                                                                      Other            Appreciation
                                                                                      -----
Name and Principal Position                    Year      Salary        Bonus       Compensation (1)       Rights
---------------------------                    ----      ------        -----       ----------------       ------
Bruce M. Barone                                1997     $243,750      $71,740           $234,035          13,870
  President and Chief Executive Officer        1996     $212,500      $57,300           $ 54,001          13,267
                                               1995     $179,500      $44,200              -0-             5,794

Thomas E. Butler                               1997     $126,250      $40,512           $132,851           3,832
  Vice President and Secretary (2)             1996     $120,000      $34,762              -0-             3,996
                                               1995     $113,750      $29,750              -0-             4,056

Leopold A. Schmidt                             1997     $131,250      $37,980           $165,675           3,938
  Vice President and Treasurer (2)             1996     $112,500      $30,560           $ 27,905           3,747
                                               1995     $100,000      $23,460              -0-             3,566

(1) Other compensation consists of cost of living allowances and reimbursement of additional U.S. income taxes paid as a result of the foreign assignment. These allowances are intended to permit such executives to maintain comparable living standards. Messrs. Barone and Schmidt became Bermuda residents in September and November of 1996, respectively. Mr. Butler became a Bermuda resident in January 1997.
(2) Messrs. Butler and Schmidt were designated Executive Officers of Overseas on March 14, 1996.

Stock Appreciation Rights - Grants
----------------------------------

          The following table sets forth information concerning grants of Stock Appreciation Rights to the Named Executive Officers in 1997:

                                                                                         Potential Realized
                                                                                         Value at Assumed
                                     % of Total                                         Rates of OPL Stock
                                     Rights                                               Appreciation for
                         Rights      Granted to      Appreciation      Expiration             Rights Term
                                                                                             -----------
Name                     Granted     Employees       Base (1)          Date (2)             5%           10%
----                     -------     ---------       --------          --------             --           ---
Bruce M. Barone           13,870       52%              $14.24           9/30/02       $42,564       $91,664

Thomas E. Butler           3,832       14%              $14.24           9/30/02       $11,760       $25,325

Leopold A. Schmidt         3,938       15%              $14.24           9/30/02       $12,085       $26,025

(1) Represents the price of Overseas Common Stock on the date of grant.
(2) Generally, Rights may not be exercised until the expiration of five years from the date of grant, and then only during a 30-day period following the mailing date of OPL's Annual Report on Form 10-K for the prior year.

Stock Appreciation Rights Exercises and Holdings
-------------------------------------------------

          The following table sets forth information concerning Stock Appreciation Rights exercised in 1997 by the Named Executive Officers and the value of their unexercised Rights on December 31, 1997.

     Aggregated Stock Appreciation Rights Exercised in 1997 and Year-End Rights
     --------------------------------------------------------------------------
                                        Value
                                        -----

                                                Number of Unexercised Rights            Value of Unexercised Rights
                                                        at 12/31/97                            at 12/31/97
                                                        -----------                            -----------
                               Cash Realized
Name                           Upon Exercise       Exercisable      Unexercisable     Exercisable    Unexercisable
----                           -------------       -----------      -------------     -----------    -------------
Bruce M. Barone                   $67,721              -0-               46,170           -0-          $263,948

Thomas E. Butler                  $43,394              -0-               20,528           -0-          $136,504

Leopold A. Schmidt                $17,450              -0-               15,651           -0-          $ 93,328

Retirement Plans
----------------

          The following table shows the estimated annual retirement benefit payable on a single life only annuity basis to participating employees, including the Named Executive Officer, under Overseas' Retirement Plan and Coordinating Benefit Plan (the "Plans") at age 65 who are also entitled to receive $15,912 per year (maximum currently payable) in primary Social Security benefits:

Pension Plan Table
------------------

                           Estimated Annual Retirement Benefits (as of 12/31/97)
                                 for Years of Service (1) (2) (3) (4)
                                 ------------------------------------
Average
Remuneration        15 Years        20 Years        25 Years          30 Years
------------        --------        --------        --------          --------
  $ 100,000         $ 21,022        $ 28,029        $ 35,027          $ 42,044
  $ 125,000         $ 27,272        $ 36,363        $ 45,453          $ 54,544
  $ 150,000         $ 33,522        $ 44,696        $ 55,870          $ 67,044
  $ 175,000         $ 39,772        $ 53,029        $ 66,287          $ 79,544
  $ 200,000         $ 46,022        $ 61,363        $ 76,703          $ 92,044
  $ 250,000         $ 58,522        $ 78,029        $ 97,537          $117,044
  $ 300,000         $ 71,022        $ 94,696        $118,370          $142,044
  $ 350,000         $ 83,522        $111,363        $139,203          $167,044
  $ 400,000         $ 96,022        $128,029        $160,037          $192,044
  $ 450,000         $108,522        $144,696        $180,870          $217,044
  $ 500,000         $121,022        $161,363        $201,703          $242,044

(1) Under the Overseas' Retirement Plan, participants receive credit for prior service with UPS. In the case of participants with UPS deferred vested benefits, Overseas is responsible for the difference between the amounts shown above and the amounts such participants receive from UPS at retirement.
(2) Amounts exceeding $125,000 would be paid pursuant to Overseas' Coordinating Benefit Plan.
(3) For 1997, no more than $160,000 (which is adjusted from time to time by the Internal Revenue Service) of cash compensation could be taken into account in calculating benefits payable under OPCC Retirement Plan.
(4) Participants who elect payment forms with survivor options will receive lesser monthly amounts than those shown in the above table.

     The compensation covered by the Plans whose benefits are summarized in the table above includes salary plus bonus. The Covered Compensation for each participant in the Plans is the average Covered Compensation of the participant during the five highest consecutive years out of the last ten full calendar years of service.

     Estimated or actual credited years of service under the Plans to the Named Executive Officers was as follows: Barone - 24 years, Butler - 30 years and Schmidt - 29 years.

     The Plans permit participants with 25 or more years of benefit service to retire as early as age 55 with no or only a limited reduction in the amount of their monthly benefits.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Two members of the Compensation Committee of the Board of Directors of Overseas were officers of Overseas prior to 1997. Robert J. Clanin served as Vice President of Overseas from 1990 until 1994, and Edwin H. Reitman served as President and Chief Executive Officer of Overseas from 1991 until 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Stock Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------

       Set forth below is information relating to the beneficial ownership of Overseas Common Stock by (i) each person known to Overseas to own beneficially more than five percent of the outstanding shares, (ii) each director or director nominee, (iii) the Chief Executive Officer and the Named Executive Officers (iv) all directors and executive officers as a group:

                   Name                                       Common Stock Held as of February 28, 1998(1)
                   ----                                       --------------------------------------------
                                                                        Additional Shares in which
                                                                        the Director or Nominee
                                             Shares Beneficially        has, or Participates in
                                             Owned, Directly or by      the Voting Investment            Total Shares and
                                             Family Members (2)         Power (3)                        Percent of Class
                                             ---------------------      ---------                        ----------------
Bruce M. Barone
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                             29,235                        0                      29,235 (.02%)
Thomas E. Butler
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                             15,078                        0                      15,078 (.01%)
Robert J. Clanin
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                    27,216                5,641,407 (a)(b)            5,668,623 (4.33%)
Joseph M. Pyne
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                    19,919                        0                      19,919 (.01%)
Cyril E. Rance
  Blue Anchorage
  No. 6 Agars Hill - Point Shares
  Pembroke HM 05, Bermuda                               1,000                        0                       1,000 (.00%)
Edwin H. Reitman
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                    33,879                        0                      33,879 (.03%)
Leopold A. Schmidt
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                             29,603                        0                      29,603 (.02%)
Walter A. Scott
  c/o Tempest Re
  Par-la-Ville Place
  14 Par-la-Ville Road
  Hamilton HM 08 Bermuda                                1,000                        0                       1,000 (.00%)
All directors and executive officers
as a group(8) (including the above)                   156,930                5,641,407                   5,798,337 (4.43%)

(1) These holdings are reported in accordance with regulations of the Securities and Exchange Commission ("SEC") requiring the disclosure of shares as to which directors and officers hold voting or disposition power, notwithstanding the fact that they are held in a fiduciary, rather than a personal, capacity and that the power is shared among a number of fiduciaries including, in several cases, corporate trustees, directors or other persons who are neither officers nor directors of Overseas.

(2) The amounts shown in this column include an aggregate of 27,871 shares owned by or held in trust for members of the families of Messrs. Barone, Butler, Clanin, and Schmidt as to which they disclaim all beneficial ownership.

(3) Neither the directors, nominees, other officers nor members of their families, have any ownership rights in the shares listed in this column. Of the shares (a) 5,304,245 shares are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and (b) 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees. See note 4 below.

(4) This number reflects the total number of shares held in a fiduciary capacity after adjustment to eliminate duplications.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Common Relationships With UPS
-----------------------------

     Overseas was incorporated under Bermuda law in June 1983 by UPS. On December 31, 1983, prior to commencing operations, Overseas was spun off when UPS paid a special dividend to shareowners of one share of Common Stock for each share of UPS Common Stock then outstanding, resulting in the distribution of approximately 97% of the outstanding Common Stock.

     Mr. Clanin, an Overseas director, is an executive officer and director of UPS and Mr. Pyne, an Overseas director, is an executive officer of UPS. In considering which risks related to UPS's business to reinsure, or which leasing or other arrangements to enter into with UPS, directors and officers of Overseas who are also directors and officers and shareowners of UPS must consider the impact of their business decisions on each of the two companies. Although prevailing market conditions are among the factors considered by them in making such decisions, there can be no assurance that transactions relating to the two companies will be on the most favorable terms that could be obtained by either party in the open market.

     Overseas does not have any formal conflict resolution procedures. Nevertheless, in connection with the reinsurance by Overseas of risks related to the business of UPS, Overseas believes that the rates charged by the primary insurers reinsured by Overseas are competitive with those charged to shippers utilizing other carriers. Additionally, in connection with major transactions in which UPS and Overseas have been involved, primarily leasing transactions, Overseas has generally obtained fairness or valuation opinions from one or more leading investment banking firms or other organizations with significant expertise in the evaluation of the interests involved.

Reinsurance Transactions
------------------------

     Overseas was organized to reinsure shipper's risks relating to packages carried by UPS as a common carrier as well as to underwrite other reinsurance for insureds unaffiliated with UPS. Since commencing operations on January 1, 1984, Overseas' primary reinsurance business has been reinsuring insurance issued by United States-based insurance companies unaffiliated with UPS or Overseas. This reinsurance covers the risk of loss or damage to shippers' packages carried by UPS's subsidiaries and unaffiliated foreign common carriers whose declared value exceeds $100 or equivalent in foreign currency. The reinsurance of excess value insurance does not involve transactions conducted between UPS and Overseas. Various subsidiaries of American International Group, Inc., (an insurance company unaffiliated with Overseas or UPS) insure customer packages in return for premiums paid by the customers. Overseas reinsures these primary insurers, whose premium payments constitute Overseas' largest source of revenues and profits. Reinsurance premiums earned by Overseas for reinsuring these risks from January 1, 1997 to December 31, 1997 were approximately $367 million or over 32% of Overseas' 1997 revenues, a reduction of 28% over 1996. Overseas' reinsurance business has also included reinsurance of workers compensation insurance issued by another unaffiliated United States-based insurance company covering risks of a UPS subsidiary in the State of California.

     Mr. Clanin, an Overseas director, is an executive officer and director of UPS and Mr. Pyne, an Overseas director, is an executive officer of UPS. In considering which risks related to UPS's business to reinsure, or which leasing or other arrangements to enter into with UPS, directors and officers of Overseas who are also directors and officers and shareowners of UPS must consider the impact of their business decisions on each of the two companies. Although prevailing market conditions are among the factors considered by them in making such decisions, there can be no assurance that transactions relating to the two companies will be on the most favorable terms that could be obtained by either party in the open market. Overseas does not have any formal conflict resolution procedures. Nevertheless, in connection with the reinsurance by Overseas of risks related to the business of UPS, Overseas believes that the rates charged by the primary insurers reinsured by Overseas are competitive with those charged to shippers utilizing other carriers. Additionally, in connection with major transactions in which UPS and Overseas have been involved, primarily leasing transactions, Overseas has generally obtained fairness or valuation opinions from one or more leading investment banking firms or other organizations with significant expertise in the evaluation of the interests involved.

Leasing Transactions
--------------------

     Overseas' business has included leasing certain aircraft and real property to subsidiaries of UPS through Overseas Partners Capital Corporation ("OPCC"). OPCC is a wholly owned subsidiary of Overseas and Overseas has guaranteed OPCC's performance of the leasing arrangements described below. In December 1989, OPCC acquired from UPS the Ramapo Ridge Facility ("the Facility") Beginning in July 1990, the Facility was leased to UPS for an initial term ending in 2019. UPS uses the facility as a data processing, telecommunications and operations center. Lease payments have fixed and variable components. The fixed component provides for aggregate lease payments of approximately $216 million over the initial term of the lease. The variable component of the lease payments is based on the number of customer accounts maintained by UPS.

     In December 1989, OPCC acquired from UPS for approximately $67.9 million its rights to purchase from the Boeing Company five 757 aircraft which were then being manufactured. The aircraft were delivered to OPCC in 1990 and are leased to UPS for a term ending in 2012. Lease payments have fixed and variable components. The fixed component provides for minimum aggregate lease payments of approximately $376.5 million over the term of the lease. The variable component is based on the number of flight hours recorded for the aircraft. Rentals began in the fourth quarter of 1990.

     OPCC has irrevocably assigned the right to receive the fixed component of rentals on the Boeing 757 aircraft and Facility leases to its subsidiary, OPL Funding Corp. ("OPL Funding"), a Delaware corporation. OPL Funding pledged its interest in these payments to secure bonds issued to finance the acquisition of the leased assets. UPS's obligation to pay the fixed rentals to OPL Funding is absolute and unconditional during the initial term of each lease, and continues after an early lease termination unless UPS pays to OPL Funding an amount
sufficient to defease the remaining interest payments on the bonds.   In the
event that OPCC fails to pay certain income taxes, UPS is obligated to pay
additional rentals to provide for such taxes.   OPCC is required to reimburse
UPS the amount of any such termination or tax payments.

     At the conclusion of each of the leases, UPS may purchase the aircraft and the Facility at fair market value. UPS has an option to purchase the land on which the Facility is located, but not the buildings, from OPCC in 2050 for approximately $63.7 million, subject to certain adjustments for increases in the fair market value of the land. In 1997, OPCC and its subsidiary received rental payments of approximately $42.2 million in the aggregate from UPS pursuant to the leases described above.

Section 16(a) Filings
---------------------

     Based solely on the review of the forms required by Section 16(a) of the Securities Exchange Act of 1934 that have been received, Overseas believes that all filing requirements applicable to its officers, directors and beneficial owners of greater than 10% of its Common Stock have been complied with.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement
--------  Schedules and Reports on Form 8-K
          ---------------------------------


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

          (b)  Reports on Form 8-K.
               - No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

                                       OVERSEAS PARTNERS LTD.


DATE:  MARCH 31, 1998                  BY: /s/ BRUCE M. BARONE
                                          -------------------------------
                                          BRUCE M. BARONE
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER
                                          AND PRINCIPAL FINANCIAL OFFICER


       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

               Signature                                      Title                                    Date
               ---------                                      -----                                    ----
/s/ Bruce M. Barone                             President, Chief Executive Officer                March 31, 1998
---------------------------------------
(Bruce M. Barone)                               (Principal Financial Officer) and
                                                             Director

/s/ Robert J. Clanin                                         Director                             March 31, 1998
---------------------------------------
(Robert J. Clanin)

/s/ Joseph M. Pyne                                           Director                             March 31, 1998
---------------------------------------
(Joseph M. Pyne)

/s/ Cyril E. Rance                                           Director                             March 31, 1998
---------------------------------------
(Cyril E. Rance)

/s/ Edwin H. Reitman                                         Chairman                             March 31, 1998
---------------------------------------
(Edwin H. Reitman)                                of the Board of Directors and
                                                             Director

/s/ Leopold A. Schmidt                             Vice President and Treasurer                   March 31, 1998
---------------------------------------
(Leopold A. Schmidt)                              (Principal Accounting Officer)

/s/ Walter A. Scott                                          Director                             March 31, 1998
---------------------------------------
(Walter A. Scott)

/s/ Michael J. Moletta                           Authorized Representative in the                 March 31, 1998
---------------------------------------
(Michael J. Molletta)                                       United States

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Item 8.              Financial Statements                                    Page Number
-------              --------------------                                    -----------
                     Independent Auditors' Report                               F - 2

                     Consolidated Balance Sheets December 31, 1997 and          F - 3
                     1996

                     Statements of Consolidated Income years ended              F - 4
                     December 31, 1997,1996, and 1995

                     Statements of Consolidated Members' Equity years           F - 5
                     ended December 31, 1997, 1996 and 1995

                     Statements of Consolidated Cash Flows years ended          F - 6
                     December 31, 1997, 1996 and 1995


                     Notes to Consolidated Financial Statements years           F - 7
                     ended December 31, 1997, 1996 and 1995                      to
                                                                               F - 14

Item 14(a).          Financial Statement Schedules
-----------          -----------------------------

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, members' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE

Hamilton, Bermuda
January 8, 1998

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

(U.S.$ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
================================================================================

                                                       1997        1996
                                                       ----        ----
ASSETS:
Cash and cash equivalents                        $  355,056  $  394,343
Investments (principally at fair value)           1,821,837   1,478,685
Receivables:
  Interest, premiums and other                      144,869      80,313
  Rentals                                            14,929       5,857
Deposits with insurers                               74,162      34,989
Deferred acquisition costs                           47,701      27,104
Real Estate and Leasing:
  Operating leases with UPS                         297,708     306,141
  Finance leases                                     48,035      49,201
  Hotel                                             167,333     169,624
  Office buildings                                  621,346     618,157
Other assets
  Common stock held for stock plans                  24,859       6,944
  Goodwill                                           24,756          --
  Other                                              25,078      20,811
-----------------------------------------------------------------------
Total assets                                     $3,667,669  $3,192,169
-----------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
LIABILITIES:
Accrued losses and loss expenses                 $  338,425  $  265,166
Accounts payable and other accruals                  48,225     100,036
Unearned premiums                                   185,425     104,412
Deferred income taxes                                64,478      47,668
Debt                                                758,416     713,790
Minority interest                                    45,538      38,300
-----------------------------------------------------------------------
Total liabilities                                $1,440,507  $1,269,372
-----------------------------------------------------------------------

MEMBERS' EQUITY:
Preference stock, par value $.10 per share;
  authorized 200,000,000 shares; none issued             --          --
Common stock, par value, $.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 131,000,000 shares in 1997 and
  135,000,000 shares in 1996                         13,100      13,500
Contributed surplus                                  26,642      25,331
Retained earnings                                 2,187,420   1,883,966
-----------------------------------------------------------------------
Total members' equity                             2,227,162   1,922,797
-----------------------------------------------------------------------
Total liabilities and members' equity            $3,667,669  $3,192,169
-----------------------------------------------------------------------
BOOK VALUE PER SHARE                             $    17.00  $    14.24
-----------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(U.S.$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

================================================================================

                                                     1997        1996       1995
                                                  -----------  ---------  ---------
REVENUES:
  Reinsurance premiums written                    $  720,084   $560,561   $500,652
  Change in unearned premiums                        (81,013)   (29,473)   (36,742)
----------------------------------------------------------------------------------
  Reinsurance premiums earned                        639,071    531,088    463,910
  Operating leases with UPS                           42,233     43,359     40,456
  Finance leases                                       3,991      4,092      4,256
  Hotel                                               91,361     86,175     79,012
  Office buildings                                   110,355     17,115      1,726
  Interest from debt securities                       53,367     55,538     87,361
  Net holding gain on trading securities             187,139     91,758     48,636
  Net gain on investments available-for-sale              --         --      8,520
  Amortization of held-to-maturity securities          4,887      4,483      4,112
  Dividends                                            2,037     14,202      2,071
----------------------------------------------------------------------------------
                                                   1,134,441    847,810    740,060
----------------------------------------------------------------------------------

EXPENSES:
  Reinsurance losses and loss expenses               331,879    236,293    189,373
  Reinsurance commissions, taxes and other            81,885     56,941     40,880
  Depreciation                                        32,596     17,497     13,512
  Real estate and leasing operating expenses         126,371     79,028     67,018
  Interest                                            62,442     42,156     38,341
  Minority interest in earnings                        1,321         --         --
  Other                                                4,022      3,868      2,328
----------------------------------------------------------------------------------
                                                     640,516    435,783    351,452
----------------------------------------------------------------------------------
Income before income taxes                           493,925    412,027    388,608
Income taxes - deferred                              (16,810)   (10,802)   (17,809)
----------------------------------------------------------------------------------
  NET INCOME                                      $  477,115   $401,225   $370,799
----------------------------------------------------------------------------------
  NET INCOME PER SHARE                                 $3.64      $2.97      $2.73
----------------------------------------------------------------------------------
  NUMBER OF SHARES (IN MILLIONS)                         131        135        136
----------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED MEMBERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(U.S.$ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

================================================================================

                                                                                                    Unrealized       Total
                                    Preference    Common Stock           Contributed    Retained       Gain on       Members'
                                                  ------------
                                      Stock      Shares    Amount          Surplus      Earnings     Investments      Equity
                                      -----      ------    ------          -------      --------     -----------      ------
BALANCE, JANUARY 1, 1995           $    --      139,000     $13,900        $25,331     $1,332,702       $  1,998     $1,373,931
Net income                              --           --          --             --        370,799             --        370,799
Dividends paid ($.60 per share)         --           --          --             --        (81,600)            --        (81,600)
Retirement of common stock              --       (3,000)       (300)            --        (29,340)            --        (29,640)
Change in unrealized gain on
 investments                            --           --          --             --             --         38,668         38,668
Transfer of unrealized
 gain to income                    $    --           --          --             --             --        (40,666)       (40,666)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995              --      136,000     $13,600        $25,331     $1,592,561       $     --     $1,631,492
Net income                              --           --          --             --        401,225             --        401,225
Dividends paid ($.72 per share)         --           --          --             --        (97,920)            --        (97,920)
Retirement of common stock              --       (1,000)       (100)            --        (11,900)            --        (12,000)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1996         $    --      135,000     $13,500        $25,331     $1,883,966       $     --     $1,922,797
-------------------------------------------------------------------------------------------------------------------------------

Net income                              --           --          --             --        477,115             --        477,115
Dividends paid ($.90 per share)         --           --          --             --       (117,101)            --       (117,101)
Gain on issuance of common
 stock held for stock plans             --           --          --          1,311             --             --          1,311
Retirement of common stock              --       (4,000)       (400)            --        (56,560)            --        (56,960)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997         $    --      131,000     $13,100        $26,642     $2,187,420       $    --      $2,227,162
-------------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(U.S.$ IN THOUSANDS)
================================================================================

                                                               1997          1996          1995
                                                               ----          ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                 $   477,115   $   401,225   $   370,799
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                32,596        17,497        13,512
    Income taxes - deferred                                     16,810        10,802        17,809
    Minority interest in earnings                                1,321            --            --
    Net holding gain on trading securities                    (187,139)      (91,758)      (48,636)
    Net gain on investments available-for-sale                      --            --        (8,520)
    Proceeds from sale of investments                        1,635,416     1,153,594            --
    Purchase of investments                                 (1,785,831)   (1,209,433)           --
    Other                                                        1,429        (7,905)       (2,853)
Changes in assets and liabilities:
  Interest, premiums and other receivables                     (64,556)       (3,537)      (18,481)
  Rentals receivable                                            (9,072)       (1,710)       (3,857)
  Deposits with insurers                                       (39,173)       28,103        14,389
  Deferred acquisition costs                                   (20,597)      (10,772)       (6,668)
  Common stock held for stock plans                            (17,915)       (6,944)           --
  Other assets                                                  (4,267)      (12,758)         (593)
  Accrued losses and loss expenses                              73,259        50,959        (5,104)
  Accounts payable and other accruals                          (51,811)       (1,697)       (2,061)
  Unearned premiums                                             81,013        29,473        36,742
--------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                 138,598       345,139       356,478
--------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from maturities and sale of investments                  --            --     2,334,180
  Purchases of investments                                          --            --    (2,634,850)
  Proceeds from termination of finance leases                       --            --        14,541
  Acquisition of office buildings                                   --      (232,969)      (62,131)
  Additions to fixed assets                                    (25,061)       (2,225)      (23,445)
  Goodwill                                                     (24,756)           --            --
--------------------------------------------------------------------------------------------------

Net cash flow used by investing activities                     (49,817)     (235,194)     (371,705)
--------------------------------------------------------------------------------------------------

CASH FLOW  FROM FINANCING ACTIVITIES:
  Gain on issuance of common stock held for stock plans          1,311            --            --
  Retirement of common stock                                   (56,960)      (12,000)      (29,640)
  Dividends paid                                              (117,101)      (97,920)      (81,600)
  Repayment of debt                                           (215,318)     (122,641)       (1,325)
  Borrowings                                                   260,000       189,700        35,000
--------------------------------------------------------------------------------------------------

Net cash flow used by financing activities                    (128,068)      (42,861)      (77,565)
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           (39,287)       67,084       (92,792)
Cash and cash equivalents:
  Beginning of year                                            394,343       327,259       420,051
--------------------------------------------------------------------------------------------------
  End of year                                              $   355,056   $   394,343   $   327,259
--------------------------------------------------------------------------------------------------

Amounts paid for:
  U.S. income taxes                                        $       814   $       168   $       619
--------------------------------------------------------------------------------------------------
  Interest                                                 $    63,661   $    49,923   $    38,284
--------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

  The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. (OPL) and its subsidiaries (collectively "Overseas"). Intercompany balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

  Overseas is engaged in the property, casualty and life reinsurance business and in the real estate and leasing business. A major source of its reinsurance business is the reinsurance of shipper's insurance issued by U.S. based insurance companies covering loss or damage to shipper's packages carried by subsidiaries of United Parcel Service (UPS). OPL expects that package reinsurance will continue to be a significant part of its business. However, there can be no assurance that UPS or its subsidiaries will continue to utilize the insurance arrangements for which OPL provides reinsurance.

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

  Letters of credit of $371.1 million and $356.7 million at December 31, 1997 and 1996 in favor of certain reinsureds were established and are amended annually based upon the reinsureds' actual experience.

  All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

  Debt issuance expenses, included in other assets, and original issue discounts are amortized over the term of the related debt. OPL common stock held for stock plans is carried at cost. Goodwill is amortized on a straight-line basis over 10 years.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================


  Real estate and leasing activities include finance leases, operating leases with UPS and the operation of a hotel and four office buildings. Income from finance leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income from operating leases is recognized as rentals and becomes receivable according to the provisions of the leases. The hotel air rights lease is prepaid through the year 2077 (the expiration date of the lease) and is amortized under the straight-line method over the life of the lease. Equipment under operating leases, the hotel and the office building are recorded at cost less accumulated depreciation, which is provided under the straight-line method over the estimated useful lives as follows:

Operating Leases with UPS
-------------------------
Facility                            40 years
Aircraft                            35 years

Hotel
-----
Building and improvements           40 years
Furniture, fixtures and equipment   10 years

Office Buildings
----------------
Building and improvements           40 years
Furniture, fixtures and equipment    7 years

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

  Estimated fair value of investments are based on market quotations and estimated fair value of debt is based on dealer supplied quotations.

  Net income and book value per share are based on 131 million shares in 1997, 135 million shares in 1996 and 136 million shares in 1995.

2.  TAXES
    -----

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

  The United States Internal Revenue Service (IRS) has issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest for that year. On August 18, 1995, the Company filed a Petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court in two sessions during the fall of 1997, the second of which ended on November 7, 1997. An additional trial session previously scheduled for the week of December 8, 1997 was cancelled by agreement of the Company and the IRS. Trial briefs are due to be filed on or before February 10, 1998 and reply briefs are due to be filed on or before April 16, 1998. The IRS has also asserted that OPL is subject to U.S. taxation for its 1985 through 1987 taxable years and has proposed an aggregate assessment of $240 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The IRS has further asserted that OPL is subject to U.S. taxation for the years 1988 through 1990 and has proposed an aggregate assessment of $170 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1988 through 1990. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1984 and will vigorously contest proposed assessments for the years 1985 through 1990 and any future assessments.

  Deferred income taxes calculated at the U.S. Federal statutory rate of 35% plus appropriate state income taxes on the income of those subsidiaries engaged in business in the United States result from temporary differences in the recognition of revenues and expenses for financial statement and income tax purposes. The tax effects of those temporary differences are as follows: (000s omitted)

                                                           1997         1996         1995
                                                           ----         ----         ----
Excess of tax over book depreciation                      $ 7,563     $ 8,149      $ 6,152
Benefit of net operating loss carryovers                    4,948          96         (930)
Other accrued expenses not currently deductible             1,194        (195)       4,617
Unrealized securities holding gain                          3,105       2,752        7,970
------------------------------------------------------------------------------------------
U.S. income taxes - deferred                              $16,810     $10,802      $17,809
------------------------------------------------------------------------------------------

Overseas has unused net operating loss carryovers which expire as follows: (000s omitted)

Year
----
2006                  $45,323
2007                  $32,584
2008                  $15,572

Overseas also has alternative minimum tax credits which have no expiration date.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

The components of deferred income taxes at December 31, 1997 and 1996 are as follows: (000s omitted)

                                                         1997            1996
                                                         ----            ----
Benefit of operating loss carryovers                 $   32,444      $   37,392
Other accrued expenses not currently deductible           2,810           2,938
Other - net                                              (1,081)            (34)
-------------------------------------------------------------------------------
  Total deferred tax assets                              34,173          40,296
-------------------------------------------------------------------------------
Excess of tax over book depreciation                     85,115          77,551
Unrealized securities holding gain                       13,536          10,413
-------------------------------------------------------------------------------
  Total deferred tax liabilities                         98,651          87,964
-------------------------------------------------------------------------------
  Net deferred taxes                                 $   64,478      $   47,668
-------------------------------------------------------------------------------

3.  INVESTMENTS
    -----------

Investments consist of:  (000s omitted)

                                                           1997            1996
                                                           ----            ----
Trading                                              $1,762,755      $1,424,491
Held-to-maturity                                         59,082          54,194
-------------------------------------------------------------------------------
                                                     $1,821,837      $1,478,685
-------------------------------------------------------------------------------

Held-to-maturity securities, which are comprised of zero coupon U.S. Treasury notes, are carried at amortized cost and have an estimated fair value of $91.1 million at December 31, 1997 and $72.6 million at December 31, 1996.

Amortized cost and estimated fair value of investments in trading securities are as follows: (000s omitted)

------------------------------------------------------------------------------------------------------------------------
                                                AMORTIZED COST        UNREALIZED           UNREALIZED          ESTIMATED
                                                                           GAINS               LOSSES         FAIR VALUE
------------------------------------------------------------------------------------------------------------------------
December  31, 1997:
Short-term Investments                              $   20,854           $    846          $    (181)         $   21,519
Bonds                                                  644,863              1,549             (4,410)            642,002
Equities                                               832,876            219,960            (41,548)          1,011,288
Real estate investment trust certificates               49,301             38,645                 --              87,946
------------------------------------------------------------------------------------------------------------------------
                                                    $1,547,894           $261,000          $ (46,139)         $1,762,755
------------------------------------------------------------------------------------------------------------------------
December 31, 1996:
Short-term investments                              $   25,333           $    218          $     (99)         $   25,452
Bonds                                                  532,657              2,012             (5,181)            529,488
Equities                                               675,030            134,758            (16,097)            793,691
Real estate investment trust certificates               47,104             28,756                 --              75,860
------------------------------------------------------------------------------------------------------------------------
                                                    $1,280,124           $165,744          $( 21,377)         $1,424,491
------------------------------------------------------------------------------------------------------------------------

  Included in net holding gain on trading securities of $187.1 million and $91.7 million in 1997 and 1996, were $104.4 million and $100.8 million of unrealized holding gains, respectively.

  The maturities of fixed income securities held-to-maturity at December 31, 1997, are in excess of ten years.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

Fair value of financial instruments is as follows:(000s omitted)

                                                    1997                                  1996
                                 ----------------------------------------------------------------------------
                                            CARRYING         FAIR VALUE           CARRYING         FAIR VALUE
                                               VALUE                                 VALUE
-------------------------------------------------------------------------------------------------------------
Investments: (Note 3)
  U.S. dollar denominated                 $1,332,951         $1,364,963         $1,305,921         $1,324,307
  Non-U.S. dollar denominated                488,886            488,886            172,764            172,764
-------------------------------------------------------------------------------------------------------------
                                           1,821,837          1,853,849          1,478,685          1,497,071
-------------------------------------------------------------------------------------------------------------
Debt:  (Note 7)                              758,416            749,609            713,790            699,352

5.  REAL ESTATE AND LEASING
    -----------------------

In November 1995, One Buckhead Plaza was purchased. In August of 1996, the Atlanta Financial Center was acquired and in December 1996, the 333 West Wacker building was purchased. Also in December, a two-third interest in the retail center and office complex Copley Place was acquired. The purchase prices are allocated to the various asset categories following independent appraisals.

  The operating lease agreements require fixed annual minimum rentals and variable additional rentals based upon usage for certain of the leases.

  Variable additional rentals in 1997, 1996 and 1995 were $17.8 million, $18.9 million and $16.0 million, respectively. Total aggregate fixed minimum rentals are as follows: (000s omitted)

                OPERATING          FINANCE           OFFICE
                   LEASES           LEASES        BUILDINGS            TOTAL
----------------------------------------------------------------------------
1998             $ 24,436          $ 5,157         $ 46,510         $ 76,103
1999               24,436            5,157           39,158           68,751
2000               24,436            5,157           27,865           57,458
2001               24,436            4,476           21,168           50,080
2002               24,436            4,248           16,373           45,057
After 2002        295,602           74,348           49,170          419,120
----------------------------------------------------------------------------
                 $417,782          $98,543         $200,244         $716,569
----------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

Real estate and leasing assets consist of the following: (000s omitted)

                                                              1997               1996
-----------------------------------------------------------------------------------------
Operating Leases with UPS:
  Boeing 757 aircraft                                    $  237,543            $  237,543
  Data processing facility                                  118,001               117,841
-----------------------------------------------------------------------------------------
                                                            355,544               355,384
  Accumulated depreciation                                  (57,836)              (49,243)
-----------------------------------------------------------------------------------------
                                                            297,708               306,141
-----------------------------------------------------------------------------------------
Finance leases:
  Lease rents receivable                                     98,543               103,701
  Estimated residual value                                    6,740                 6,744
  Unearned and deferred income                              (57,248)              (61,244)
-----------------------------------------------------------------------------------------
                                                             48,035                49,201
-----------------------------------------------------------------------------------------
Hotel:
  Building and improvements                                 152,076               152,076
  Furniture, fixtures and equipment                          17,940                14,605
  Air rights, leasehold interest                             18,128                18,128
-----------------------------------------------------------------------------------------
                                                            188,144               184,809
  Accumulated depreciation                                  (20,811)              (15,185)
-----------------------------------------------------------------------------------------
                                                            167,333               169,624
-----------------------------------------------------------------------------------------
Office buildings:
  Building and improvements                                 617,714               596,084
  Furniture, fixtures and equipment                           3,938                 3,961
  Land                                                       21,900                21,900
-----------------------------------------------------------------------------------------
                                                            643,552               621,945
  Accumulated depreciation                                  (22,206)               (3,788)
-----------------------------------------------------------------------------------------
                                                            621,346               618,157
-----------------------------------------------------------------------------------------
  Total                                                  $1,134,422            $1,143,123
-----------------------------------------------------------------------------------------

6.  ACCRUED LOSSES AND LOSS EXPENSES
    --------------------------------

Activity in accrued losses and loss expenses is summarized as follows: (000s omitted)

                                                              1997                  1996                  1995
----------------------------------------------------------------------------------------------------------------
Balance at January 1,                                      $ 265,166             $ 214,207             $ 219,311
----------------------------------------------------------------------------------------------------------------
Incurred related to:
  Current year                                               318,807               233,919               184,535
  Prior years                                                 13,072                 2,374                 4,838
----------------------------------------------------------------------------------------------------------------
Total incurred                                               331,879               236,293               189,373
----------------------------------------------------------------------------------------------------------------
Paid related to:
  Current year                                              (120,788)             (132,480)             (104,681)
  Prior years                                               (130,802)              (94,811)              (75,836)
----------------------------------------------------------------------------------------------------------------
Total Paid                                                  (251,590)             (227,291)             (180,517)
----------------------------------------------------------------------------------------------------------------
Loss portfolio assumed                                            --                70,837                    --
Amortization of life and annuity reserve - net                (7,030)              (28,880)              (13,960)
----------------------------------------------------------------------------------------------------------------
Balance at December 31,                                    $ 338,425             $ 265,166             $ 214,207
----------------------------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

7.  DEBT
    ----

In connection with the acquisition of real estate and leasing assets, Overseas has issued or assumed certain debt obligations, as follows: (000s omitted)

                                                                            1997                     1996
-----------------------------------------------------------------------------------------------------------
Operating Leases:
9 7/8% Series A Bonds due 2012                                            $171,600                 $171,600
9 7/8% Series B Bonds due 2019                                              73,400                   73,400
-----------------------------------------------------------------------------------------------------------
                                                                           245,000                  245,000
Unamortized discount                                                          (955)                  (1,011)
-----------------------------------------------------------------------------------------------------------
                                                                           244,045                  243,989
-----------------------------------------------------------------------------------------------------------
Finance leases:
7.53% non-recourse note through 2009                                        24,840                   26,331
8.1% non-recourse note through 2012                                         10,070                   10,070
-----------------------------------------------------------------------------------------------------------
                                                                            34,910                   36,401
-----------------------------------------------------------------------------------------------------------
Hotel:
8.39% non-recourse note due through 2006                                   107,396                  109,272
-----------------------------------------------------------------------------------------------------------
Office buildings:
7.246% non-recourse note due through 2005                                   33,930                   34,484
7.8% non-recourse note due through 2006                                     78,947                   79,644
8.5% non-recourse note due 1998                                                 --                  210,000
7.44% non-recourse note due through 2007                                   194,409                       --
7.57% non-recourse note due through 20012                                   64,779                       --
-----------------------------------------------------------------------------------------------------------
                                                                           372,065                  324,128
-----------------------------------------------------------------------------------------------------------
Total debt                                                                $758,416                 $713,790
-----------------------------------------------------------------------------------------------------------

Principal payments under debt obligations are as follows: (000s omitted)
1998                                      $  7,788
1999                                         8,412
2000                                         9,088
2001                                         9,817
2002                                        10,606
Thereafter                                 713,660
--------------------------------------------------
                                           759,371
Unamortized discount                          (955)
--------------------------------------------------
                                          $758,416
                                          ========

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

================================================================================

8.  COMMON STOCK
    ------------

OPL has the right of first refusal and the right to purchase its shares in certain circumstances. Prior to August 7, 1996, these rights were enjoyed by UPS. In 1997, 1996 and 1995, OPL purchased for cancellation, at book value per share, four million, one million and three million shares, respectively, of its common stock.

9.  BUSINESS SEGMENTS
    -----------------

Overseas is engaged in the reinsurance and real estate and leasing business. All capital expenditures are associated with the real estate and leasing business segment. Amortization of acquisition costs included in reinsurance commissions, taxes and other for 1997, 1996 and 1995 were $72.2 million, $50.3 million and $37.3 million, respectively. Identifiable assets, revenues and operating income are as follows: (000's omitted)

                                                             1997                  1996                  1995
---------------------------------------------------------------------------------------------------------------
Assets:
  Reinsurance                                            $2,302,054            $1,864,360            $1,699,035
  Real estate and leasing                                 1,365,615             1,327,809               720,276
---------------------------------------------------------------------------------------------------------------
Revenues:
  Reinsurance premiums written                              720,535               561,386               502,527
  Reinsurance premiums ceded                                   (451)                 (825)               (1,875)
---------------------------------------------------------------------------------------------------------------
  Net reinsurance premiums written                          720,084               560,561               500,652
---------------------------------------------------------------------------------------------------------------
  Real estate and leasing                                   247,940               150,741               125,450
---------------------------------------------------------------------------------------------------------------
Operating income:
  Reinsurance                                               225,307               237,854               233,657
  Real estate and leasing                                    25,210                12,060                 6,579
---------------------------------------------------------------------------------------------------------------

10.  THE BERMUDA INSURANCE REGULATIONS
     ---------------------------------

The Bermuda Insurance Act of 1978 and related regulations require OPL and OP Re to each maintain a minimum solvency margin and a liquidity ratio. For the years ended December 31, 1997 and 1996, OPL and OP Re each met these requirements.

11.    COMPARATIVE FIGURES
       -------------------

Certain prior year amounts have been reclassified to conform with current year presentation.

                                    EXHIBITS
                                    --------

                                       TO

                             OVERSEAS PARTNERS LTD.


                              REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                                 EXHIBIT INDEX
                                 -------------

(3)  Articles of Incorporation and Bye-Laws.

     3(a)   Certificate of Incorporation               Incorporated by Reference to Exhibit 3(a) to
                                                       Registration Statement (on Form S-1), No. 2-95460.


            Bye-Laws as amended                        Incorporated by Reference to Exhibit 3(c) of
     3(b)                                              OPL's Annual Report on Form 10-K for the Year
                                                       Ended December 31, 1990.

(4)  Instruments defining the rights of security holders, including indentures.

     4(a)   Copy of specimen stock certificate         Incorporated by Reference to Exhibit 4(a)
                                                       Registration Statement (on Form S-1), No. 2-95460.

     4(b)   Agreement accepting restrictions on        Incorporated by Reference to Exhibit 4(b) to
            transfer and rights to purchase            Registration Statement (on Form S-1), No. 2-95460.
            executed by recipients of shares

     4(c)   Subscription Agreement                     Incorporated by Reference to Exhibit 4(c) to
                                                       Registration Statement (on Form S-1), No. 33-0009.

     4(d)   Subscription Agreement                     Incorporated by Reference to Exhibit 4(d) of OPL's
                                                       Annual Report on Form 10-K for the year ended
                                                       December 31, 1990.

(10) Material Contracts.

     10(a)  Facultative Reinsurance Agreement          Incorporated by Reference to Exhibit 10(b) of OPL's
            between OPL and Liberty Mutual Fire        Registration Statement (on Form S-1) No. 2-95460.
            Insurance Company and Amendments.

     10(b)  Facultative Reinsurance Agreement          Incorporated by Reference to Exhibit 10(g) of OPL's
            with New Hampshire Insurance               Registration Statement (on Form S-2) No. 33-19672.
            Company of Manchester, New
            Hampshire.

     10(c)  Facultative Reinsurance Agreement          Incorporated by Reference to Exhibit 10(a) to OPL's
            among OPL and National Union Fire          Post-Effective Amendment No. 1 to Registration
            Insurance Company of Pittsburgh, PA        Statement (on Form S-2) No. 33-30944.
            and New Hampshire Insurance Company.

     10(d)  Facultative Reinsurance Agreement          Incorporated by Reference to Exhibit 10(d) of OPL's
            Federal Insurance Company.                 Registration Statement (on Form S-2) No. 33-43869.

     10(e)  Management Services                        Incorporated by Reference to Exhibit 10(c) of

            Agreement between OPL and                  Registration Statement (on Form S-1) No. 2-95460.
            Rollins Hudig Hall (Bermuda) Ltd.
            (successor to Parker & Co.
            Interocean Ltd.)

     10(f)  Investment Management Agreement            Incorporated by Reference to Exhibit 10(d) of
            with Citibank N.A.                         Registration Statement (on Form S-1) No. 2-95460.

     10(g)  Investment Management Agreement            Incorporated by Reference to Exhibit 10(e) of
            with County Bank Limited.                  Amendment No. 1 to Registration Statement (on Form
                                                       S-1) No. 2-95460.

     10(h)  Investment Management Agreement            Incorporated by Reference to Exhibit 10(f) of
            with Morgan Grenfell & Co. Limited.        Registration Statement (on Form S-2) No. 33-11379.

     10(i)  Aircraft Lease Agreement between           Incorporated by Reference to Exhibit 10(f) of OPL's
            OPCC, Inc. ("OPCC") and United             Post-Effective Amendment No. 1 to Registration
            Parcel Service Co. ("UPS Co.")             Statement (on Form S-2) No. 33-30944.
            dated May 31, 1990.

     10(j)  Aircraft Lease Agreement between           Incorporated by Reference to Exhibit 10(g) of OPL's
            OPCC and UPS Co. dated May 31, 1990.       Post-Effective Amendment No. 1 to Registration
                                                       Statement (on Form S-2) No. 33-30944.

     10(k)  Aircraft Lease Agreement between           Incorporated by Reference to Exhibit 10(h) of OPL's
            OPCC and UPS Co. dated May 31, 1990.       Post-Effective Amendment No. 1 to Registration
                                                       Statement (on Form S-2) No. 33-30944.

     10(l)  Aircraft Lease Agreement between           Incorporated by Reference to Exhibit 10(i) of OPL's
            OPCC and UPS Co. dated August 31,          Post-Effective Amendment No. 1 to Registration
            1990.                                      Statement (on Form S-2) No. 33-30944.

     10(m)  Amended and Restated Aircraft Lease        Incorporated by Reference to Exhibit 10(l) of OPL's
            Agreement among OPCC, UPS Co. and          Post-Effective Amendment No. 1 to Registration
            United Parcel Service of America,          Statement (on Form S-2) No. 33-30944.
            Inc. ("UPS") dated November 6, 1990.

     10(n)  Purchase Agreement Assignment              Incorporated by Reference to Exhibit 10(m) of OPL's
            between OPCC, UPS Co. and UPS dated        Form 10-K Annual Report for the Year ended December
            December 28, 1989.                         31, 1989.

     10(o)  Engine Support Contract Agreement          Incorporated by Reference to Exhibit 10(n) of OPL's
            between UPS Co. and OPCC dated             Annual report on Form 10-K for the year ended
            December 28, 1989.                         December 31, 1989.

     10(p)  Guaranty Agreement from OPL in             Incorporated by Reference to Exhibit 10(m) of OPL's
            favor of UPS Co. dated November 6,         Post-Effective Amendment No. 1 to Registration
            1990.                                      Statement (on Form S-2) No. 33-30944.

     10(q)  Instrument of Conveyance of Basic          Incorporated by Reference to Exhibit 10(n) of OPL's
            Tolls (Series A) among OPCC, UPS,          Post-Effective Amendment No. 1 to Registration
            UPS Co., Continental Bank, N.A., as        Statement (on Form S-2) No. 33-30944.
            Trustee ("Continental Bank") and
            OPL Funding Corp. ("OPL Funding")
            dated November 6, 1990.

     10(r)  Series A Loan Agreement and Note           Incorporated by Reference to Exhibit 10(o) of OPL's
            between OPL Funding and OPCC dated         Post-Effective Amendment No. 1 to Registration
            November 6, 1990.                          Statement (on Form S-2) No. 33-30944.

     10(s)  Security Agreement between OPL             Incorporated by Reference to Exhibit 10(p) of OPL's
            Funding and OPCC dated November 6,         Post Effective Amendment No. 1 to Registration
            1990.                                      Statement (on Form S-2) No. 33-30944.

     10(t)  Amended and Restated Facility Lease        Incorporated by Reference to Exhibit 10(s) of OPL's
            Agreement among OPCC, United Parcel        Post-Effective Amendment No. 1 to Registration
            Service General Services Co.,              Statement (on Form S-2) No. 33-30944.
            ("GSC") and UPS dated November 6,
            1990.

     10(u)  Agreement of Sale between Edison           Incorporated by Reference to Exhibit 10(p) of OPL's
            Corp. and OPCC dated December 28,          Annual Report on Form 10-K for the year ended
            1989.                                      December 31, 1989.

     10(v)  Assignment and Assumption Agreement        Incorporated by Reference to Exhibit 10(q) of OPL's
            among Edison Corp., OPCC, McBride          Annual Report on Form 10-K for the year ended
            Enterprises, Inc. and Ramapo               December 31, 1989.
            Ridge-McBride Office Park dated
            December 28, 1989.

     10(w)  Guaranty Agreement from OPL in             Incorporated by Reference to Exhibit 10(t) of OPL's
            favor of GSC dated November 6, 1990.       Post-Effective Amendment No. 1 to Registration
                                                       Statement (on Form S-2) No. 33-30944.

     10(x)  Instrument of Conveyance of Basic          Incorporated by Reference to Exhibit 10(u) of OPL's
            Tolls (Series B) among OPCC, UPS,          Post-Effective Amendment No. 1 to Registration
            UPS Co., Continental Bank and OPL          Statement (on Form S-2) No. 33-30944.
            Funding dated November 6, 1990.

     10(y)  Series B Loan Agreement and Note           Incorporated by Reference to Exhibit 10(v) of OPL's
            between OPL Funding and OPCC dated         Post-Effective Amendment No. 1 to Registration
            November 6, 1990.                          Statement (on Form S-2) No. 33-30944.

     10(z)  Mortgage and Security Agreement            Incorporated by Reference to Exhibit 10(w) of OPL's
            between OPL Funding and OPCC dated         Post-Effective Amendment No. 1 to Registration
            November 6, 1990.                          Statement (on Form S-2) No. 33-30944.

     10(aa) Amended and Restated Trust                 Incorporated by Reference to Exhibit 10(x) of OPL's
            Indenture and Security Agreement           Post-Effective Amendment No. 1 to Registration
            among OPL Funding, Overseas                Statement (on Form S-2) No. 33-30944.
            Partners Credit, Inc. ("OPL
            Credit") and Continental Bank N.A.
            as trustee, dated November 6, 1990.

     10(bb) Bond Purchase Agreement among OPL          Incorporated by Reference to Exhibit 10(y) of OPL's
            Funding, UPS, OPL and Salomon              Post-Effective Amendment No. 1 to Registration
            Brothers Inc. dated November 6,            Statement (on Form S-2) No. 33-30944.
            1990.

     10(cc) Letter Agreement from OPL Funding,         Incorporated by Reference to Exhibit 10(z) of OPL's
            UPS and OPL to each Purchaser of           Post-Effective Amendment No. 1 to Registration
            the Bonds dated November 9, 1990.          Statement (on Form S-2) No. 33-30944.

     10(dd) Indemnification Agreement among            Incorporated by Reference to Exhibit 10(aa) of OPL's
            OPL, OPL Funding, OPCC and                 Post-Effective Amendment No. 1 to Registration
            Continental Bank N.A., as Trustee,         Statement (on Form S-2) No. 33-30944.
            dated November 6, 1990.

     10(ee) Investment Management Agreement            Incorporated by Reference to Exhibit 10(ee) of OPL's
            with Rothschild Asset Management           Annual Report on Form 10-K for the Year Ended
            Limited                                    December 31, 1992.

     10(ff) Insurance Underwriting Adviser             Incorporated by Reference to Exhibit 10(ff) of OPL's
            Agreement between OPL and Lincoln          Annual Report on Form 10-K for the Year Ended
            National Intermediaries, Inc.              December 31, 1992.
            dated September 3, 1993.

     10(gg) Agreement dated as of December 22,         Incorporated by Reference to Exhibit 99.1 of OPL's
            1993, among Host Marriott                  Current Report on Form 8-K dated January 12, 1994.
            Corporation, Urban Investment and
            Development Co. and OPCC.

     10(hh) Agreement dated as of December 31,         Incorporated by Reference to Exhibit 99.2 of OPL's
            1993, between Mascester Company            Current Report on Form 8-K dated January 12, 1994.
            and OPCC.

     10(ii) Amendment dated December 31, 1993          Incorporated by Reference to Exhibit 10 (ll) of OPL's
            to Aircraft Lease Agreement                Annual Report on Form 10-K for the Year Ended
            between OPCC and UPS Co. dated May         December 31, 1993.
            31, 1990.

     10(jj) Term Loan Agreement dated as of            Incorporated by Reference to Exhibit 10 (ll) of OPL's
            December 30, 1994 between Bank of          Annual Report on Form 10-K for the Year Ended
            America Illinois and Marriott              December 31, 1994.
            Urban Boston Venture ("MUBV").

     10(kk) Guaranty dated as of December 30,          Incorporated by Reference to Exhibit 10 (ll) of OPL's
            1994 of OPCC.                              Annual Report on Form 10-K for the Year Ended
                                                       December 31, 1994

     10(ll) Guaranty dated as of December 30,          Incorporated by Reference to Exhibit 10 (ll) of OPL's
            1994 of OPL.                               Annual Report on Form 10-K for the Year Ended
                                                       December 31, 1994

     10(mm) Investment Management Agreement            Incorporated by Reference to Exhibit 10 (ll) of OPL's
            with INVESCO Asset Management              Annual Report on Form 10-K for the Year Ended
            Limited.                                   December 31, 1994

     10(nn) Investment Management Agreement            Incorporated by Reference to Exhibit 10 (ll) of OPL's
            with Barings International                 Annual Report on Form 10-K for the Year Ended
            Investment Management Limited.             December 31, 1994

     10(oo) OPCC 1995 Stock Appreciation Rights        Incorporated by Reference to Exhibit 10 (ll) of OPL's
            Plan.                                      Annual Report on Form 10-K for the Year Ended
                                                       December 31, 1994

     10(pp) Purchase and Sale Agreement                Incorporated by Reference to Exhibit 10 (pp) of
            between OPCC and The Mutual Life           OPL's Annual Report on Form 10-K for the Year Ended
            Insurance Company of New York              December 31, 1996
            dated August 9, 1996.

     10(qq) Bill of Sale and Assignment by and         Incorporated by Reference to Exhibit 10 (qq) of
            between The Mutual Life Insurance          OPL's Annual Report on Form 10-K for the Year Ended
            Company of New York and Overseas           December 31, 1996
            Partners (AFC), Inc. dated August
            30, 1996.

     10(rr) Assignment and Assumption of               Incorporated by Reference to Exhibit 10 (rr) of
            Leases by and between The Mutual           OPL's Annual Report on Form 10-K for the Year Ended
            Life Insurance Company of New York         December 31, 1996
            and Overseas Partners (AFC), Inc.
            dated August 30, 1996.

     10(ss) Assignment and Assumption of               Incorporated by Reference to Exhibit 10 (ss) of
            Contracts by and between The               OPL's Annual Report on Form 10-K for the Year Ended
            Mutual Life Insurance Company of           December 31, 1996
            New York and Overseas Partners
            (AFC), Inc. dated August 30, 1996.

     10(tt) Promissory Note from Overseas              Incorporated by Reference to Exhibit 10 (tt) of
            Partners (AFC), Inc. to The Mutual         OPL's Annual Report on Form 10-K for the Year Ended
            Life Insurance Company of New York         December 31, 1996
            dated October 23, 1996.

10(uu)    Deed to Secure Debt, Assignment of   Incorporated by Reference to Exhibit 10 (uu) of
          Leases and Rents and Security        OPL's Annual Report on Form 10-K for the Year
          Agreement from Overseas Partners     Ended December 31, 1996
          (AFC), Inc. to The Mutual Life
          Insurance Company of New York
          dated October 23, 1996.

10(vv)    Reserve Account Agreement from       Incorporated by Reference to Exhibit 10 (vv) of
          Overseas Partners (AFC), Inc. and    OPL's Annual Report on Form 10-K for the Year
          The Mutual Life Insurance Company    Ended December 31, 1996
          of New York dated
          October 23, 1996.

10(ww)    Side Letter Agreement Waiving Tax    Incorporated by Reference to Exhibit 10 (ww) of
          and Insurance Deposits from The      OPL's Annual Report on Form 10-K for the Year
          Mutual Life Insurance Company of     Ended December 31, 1996
          New York to Overseas Partners
          (AFC), Inc. dated October 23,
          1996.

10(xx)    Side Letter Agreement Regarding      Incorporated by Reference to Exhibit 10 (xx) of
          Audit Certification from The         OPL's Annual Report on Form 10-K for the Year
          Mutual Life Insurance Company of     Ended December 31, 1996
          New York to Overseas Partners
          (AFC), Inc. dated October 23,
          1996.

10(yy)    One Time Transfer Letter from The    Incorporated by Reference to Exhibit 10 (yy) of
          Mutual Life Insurance Company of     OPL's Annual Report on Form 10-K for the Year
          New York to Overseas Partners        Ended December 31, 1996
          (AFC), Inc. dated October 23,
          1996.

10(zz)    Guarantee of Payment Related to      Incorporated by Reference to Exhibit 10 (zz) of
          Leasing between The Mutual Life      OPL's Annual Report on Form 10-K for the Year
          Insurance Company of New York to     Ended December 31, 1996
          Overseas Partners (AFC), Inc.
          dated October 23, 1996.

10(aaa)   Purchase and Sale Agreement          Incorporated by Reference to Exhibit 10 (aaa) of
          between OPCC and 333 Wacker          OPL's Annual Report on Form 10-K for the Year
          Drive Limited Partnership dated      Ended December 31, 1996
          December 24, 1996.

10(bbb)   Assignment and Assumption of         Incorporated by Reference to Exhibit 10 (bbb) of
          Leases between Overseas Partners     OPL's Annual Report on Form 10-K for the Year
          (333), Inc. and 333 Wacker Drive     Ended December 31, 1996
          Limited Partnership dated
          December 31, 1996.

10(ccc)   Assignment and Assumption of         Incorporated by Reference to Exhibit 10 (ccc) of
          Contracts between Overseas           OPL's Annual Report on Form 10-K for the Year
          Partners (333), Inc. and 333         Ended December 31, 1996
          Wacker Drive Limited Partnership
          dated  December 31, 1996.

10(ddd)   Bill of Sale and Assignment by 333   Incorporated by Reference to Exhibit 10 (ddd) of
          Wacker Drive Limited Partnership     OPL's Annual Report on Form 10-K for the Year
          for benefit of Overseas Partners     Ended December 31, 1996
          (333), Inc. dated  December 31,
          1996.

10(eee)   Purchase and Sale Agreement by and   Incorporated by Reference to Exhibit 10 (eee) of
          among JMB Realty Corporation,        OPL's Annual Report on Form 10-K for the Year
          Carlyle Real Estate Limited          Ended December 31, 1996
          Partnership - XIII, Urban
          Investment and Development Co.
          and OPCC dated December 31, 1996.

10(fff)   First Amendment to Purchase and      Incorporated by Reference to Exhibit 10 (fff) of
          Sale Agreement by and among JMB      OPL's Annual Report on Form 10-K for the Year
          Realty Corporation, Carlyle Real     Ended December 31, 1996
          Estate Limited Partnership - XIII,
          Urban Investment and Development
          Co. and OPCC dated January 23,
          1997.

10(ggg)   Assignment and Assumption of         Incorporated by Reference to Exhibit 10 (ggg) of
          Membership Interest by JMB Realty    OPL's Annual Report on Form 10-K for the Year
          Corporation to OPCC dated            Ended December 31, 1996
          January 23, 1997.

10(hhh)   Assignment and Assumption of         Incorporated by Reference to Exhibit 10 (hhh) of
          Membership Interest by Urban         OPL's Annual Report on Form 10-K for the Year
          Investment and Development Co. to    Ended December 31, 1996
          OPCC dated January 23, 1997.

10(iii)   Assignment and Assumption of        Incorporated by Reference to Exhibit 10 (iii) of
          Membership Interest by Carlyle      OPL's Annual Report on Form 10-K for the Year
          Real Estate Limited Partnership -   Ended December 31, 1996
          XIII to OPCC dated January 23,
          1997.

10(jjj)   Confirmatory Assumption and          Incorporated by Reference to Exhibit 10 (jjj) of
          Reaffirmation Agreement by and       OPL's Annual Report on Form 10-K for the Year
          among Copley Place Associates,       Ended December 31, 1996
          LLC, Copley Place Associates
          Nominee Corporation, Copley
          Funding Corporation, Copley
          Financing Corporation and The
          Aetna Casualty and Surety Company
          dated January 23, 1997.

10(kkk)   Certificate of Borrower dated        Incorporated by Reference to Exhibit 10 (kkk) of
          January 23, 1997.                    OPL's Annual Report on Form 10-K for the Year
                                               Ended December 31, 1996

10(lll)   Central Area Bill of Sale,           Incorporated by Reference to Exhibit 10 (lll) of
          Assignment and Assumption            OPL's Annual Report on Form 10-K for the Year
          Agreement by JMB Realty              Ended December 31, 1996
          Corporation, Carlyle Real Estate
          Limited Partnership - XIII, Urban
          Investment and Development Co. to
          Copley Place Associates LLC dated
          January 23, 1997.

10(mmm)   Amended and Restated Limited         Incorporated by Reference to Exhibit 10 (mmm) of
          Liability Company Agreement of       OPL's Annual Report on Form 10-K for the Year
          Copley Place Associates, LLC dated   Ended December 31, 1996
          January 23, 1997.

10(nnn)   Agreement of Merger between Copley   Incorporated by Reference to Exhibit 10 (nnn) of
          Place Associates and Copley Place    OPL's Annual Report on Form 10-K for the Year
          Associates, LLC dated                Ended December 31, 1996
          dated January 23, 1997.


10(ooo)   Management Agreement by and          Incorporated by Reference to Exhibit 10 (ooo) of
          between Copley Place Associates,     OPL's Annual Report on Form 10-K for the Year
          LLC and Overseas Management, Inc.    Ended December 31, 1996
          dated January 23, 1997.

10(ppp)   Management and Leasing Fee           Incorporated by Reference to Exhibit 10 (ppp) of
          Subordination Agreement by and       OPL's Annual Report on Form 10-K for the Year
          among Copley Place Associates,       Ended December 31, 1996
          LLC, Copley Funding Corporation,
          Copley Financing Corporation, The
          Aetna Casualty and Surety Company
          and Overseas Management, Inc.
          dated January 23, 1997.

10(qqq)   Agreement for Purchase of            Incorporated by Reference to Exhibit 10 (qqq) of
          Consulting and Other Services by     OPL's Annual Report on Form 10-K for the Year
          and between Overseas Management,     Ended December 31, 1996
          Inc. and Urban Retail Property Co.
          dated January 23, 1997.

10(rrr)   Consulting Subordination Agreement   Incorporated by Reference to Exhibit 10 (rrr) of
          by and among Copley Place            OPL's Annual Report on Form 10-K for the Year
          Associates, LLC, Copley Funding      Ended December 31, 1996
          Corporation, Copley Financing
          Corporation, The Aetna Casualty
          and Surety Company and Urban
          Retail Properties Co. dated
          January 23, 1997.

10(sss)   Class A Promissory Note from         Filed herewith.
          Copley Place Associates, LLC and
          Urban Investment and
          Development Co. to the
          Metropolitan Life Insurance
          Company dated July 30, 1997.

10(ttt)   Class B Promissory Note from         Filed herewith.
          Copley Place Associates, LLC and
          Urban Investment and
          Development Co. to the
          Metropolitan Life Insurance
          Company dated July 30, 1997.

10(uuu)   Leasehold Mortgage, Security         Filed herewith.
          Agreement and Fixture Financing
          Statement by Copley Place
          Associates, LLC and Urban
          Investment and Development Co. to
          Metropolitan Life Insurance
          Company dated July 30, 1997.

10(vvv)   Assignment of Lessor's Interest in   Filed herewith.
          Leases by Copley Place Associates,
          LLC to Metropolitan Life Insurance


          Company dated July 30, 1997.

10(www)   Collateral Assignment and Security   Filed herewith.
          Agreement in regard to Contracts,
          Licenses, Permits, Agreements,
          Warranties and Approvals, to
          Metropolitan Life Insurance
          Company dated July 30, 1997.

10(xxx)   Guaranty Agreement made by           Filed herewith.
          Overseas Partners Capital Corp.
          and JMB Realty Corporation in
          favor of Metropolitan Life
          Insurance Company dated July 30,
          1997.

10(yyy)   Second Amended and Restated          Filed herewith.
          Limited Liability Company
          Agreement of Copley Place
          Associates, LLC by Overseas
          Partners Capital Corp., JMB Realty
          Corporation and Copley Place
          Corp., Inc. dated July 30, 1997.

10(zzz)   Notice of Direct Lease by Copley     Filed herewith.
          Place Associates, LLC to Urban
          Investment and Development Co. and
          Massachusetts Turnpike
          Authority dated July 30, 1997.

10(aaaa)  Confirmation of Direct Lease and     Filed herewith.
          Leasehold Mortgage by Copley
          Place Associates, LLC, Urban
          Investment and Development Co.
          and Metropolitan Life Insurance
          Company dated July 30, 1997.

10(bbbb)  Second Amendment to Amended and      Filed herewith.
          Restated Facility Lease Agreement
          among Overseas Partners Leasing,
          Inc., United Parcel Services
          General Services Co. and United
          Parcel Service of America, Inc.
          Affecting 340 MacArthur Boulevard.

10(cccc)  Mortgage, Security Agreement and     Filed herewith.
          Fixture Filing by Overseas
          Partners (333), Inc. and The
          Prudential Insurance Company of
          America, Inc. dated August 27,
          1997.

10(dddd)  Promissory Note from Overseas        Filed herewith.
          Partners (333), Inc. to The
          Prudential Insurance Company of
          America, Inc. dated August 28,
          1997.

10(eeee)  Dartmouth Street Garage Assignment   Filed herewith.
          and Assumption of Ground Lease by
          and between Urban Investment and
          Development Co. and Copley Place
          Associates, LLC dated January 23,
          1997.

10(ffff)  Assignment of Agreements by          Filed herewith.
          Overseas Partners (333), Inc. to
          The Prudential Insurance Company
          of America, Inc. dated August 28,
          1997.

10(gggg)  Assignment of Leases and Rents by    Filed herewith.
          and from Overseas Partners (333),
          Inc. to The Prudential Insurance
          Company of America, Inc. dated
          August 27, 1997.

10(hhhh)  The Overseas Partners Ltd. and       Filed herewith.
          Subsidiaries Retirement Plan As
          Amended and Restated Generally
          Effective January 1, 1997

10(iiii)  Agreement of General Partnership     Filed herewith.
          of OPL Group Investment
          Partnership dated as of December
          1, 1997.

 (21)     Subsidiaries.                        Filed herewith.

 (23)     Consent of Deloitte & Touche.        Filed herewith.

 (99)     Additional Exhibits.

 99(a)    UPS Custody Arrangements for         Incorporated by Reference to Exhibit 28(c) of OPL's
          OPLCommon Stock.                     Registration Statement (on Form S-1) No. 2-95460.

                                               Incorporated by Reference to OPL's Proxy statement
 99(b)    Amendment to OPL's Bye-              filed July 3, 1996.
          laws.

 99(c)    OPL's Specimen Stock.                Incorporated by Reference to Exhibit 99 (c) of OPL's
          Certificate.                         Annual Report on Form 10-K for the Year Ended
                                               December 31, 1996