Form 10-Q
period 1998-03-31
OVERSEAS PARTNERS LTD
filed 1998-05-13
CIK 740125

                                 UNITED STATES
                                 -------------

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                            WASHINGTON, D.C. 20549
                            ----------------------

                                  FORM 10 - Q
                                  -----------



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                                 -------------


 For Quarter Ended  March 31, 1998             Commission file Number 0-11538
                    --------------------                              -------



                            Overseas Partners Ltd.
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)



               Islands of Bermuda                         N/A
          ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)



        Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
      ------------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


    Registrant's telephone number, including area code      (441) 295-0788
                                                        ----------------------


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

                            127,000,000      Shares
                          --------------------------
                          Outstanding at May 13, 1998

                         PART I, FINANCIAL INFORMATION
                         -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

           (U.S.$ IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
           --------------------------------------------------------

                                                  March 31,   December 31,
                                                  ---------   ------------
                                                       1998           1997
                                                       ----           ----
                                                (Unaudited)
                                                -----------
ASSETS:

Cash and cash equivalents                        $  221,778     $  355,056
Investments (principally at fair value)           2,069,582      1,821,837
Receivables:
  Interest, premiums and other                      259,024        144,869
  Rentals                                            26,407         14,929
Deposits with insurers                               68,989         74,162
Deferred acquisition costs                           72,474         47,701
Real Estate and Leasing:
  Operating leases with UPS                         295,559        297,708
  Finance leases                                     47,732         48,035
  Hotel                                             166,355        167,333
  Office buildings                                  619,849        621,346
Other assets
  Common stock held for stock plans                  35,062         24,859
  Goodwill                                           24,060         24,756
  Other                                              27,784         25,078
                                                 ----------     ----------

Total Assets                                     $3,934,655     $3,667,669
                                                 ==========     ==========

LIABILITIES AND MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                 $  351,908     $  338,425
Accounts payable and other accruals                  53,248         48,225
Unearned premiums                                   300,457        185,425
Deferred income taxes                                65,265         64,478
Debt                                                756,539        758,416
Minority interest                                    46,587         45,538
                                                 ----------     ----------

Total liabilities                                 1,574,004      1,440,507
                                                 ----------     ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued            ---            ---
Common stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 127,000,000 shares in 1998 and
  131,000,000 shares in 1997                         12,700         13,100
Contributed surplus                                  31,307         26,642
Retained earnings                                 2,316,644      2,187,420
                                                 ----------     ----------

Total members' equity                             2,360,651      2,227,162
                                                 ----------     ----------

Total Liabilities and Members' Equity            $3,934,655     $3,667,669
                                                 ==========     ==========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                (U.S.$ IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    1998             1997
                                                                    ----             ----

REVENUES:
Reinsurance premiums written                                    $ 276,725       $ 303,293
Change in unearned premiums                                      (115,032)       (166,793)
                                                                ---------       ---------
Reinsurance premiums earned                                       161,693         136,500
Operating leases with UPS                                          10,127          10,093
Finance leases                                                        986           1,014
Hotel                                                              18,159          16,718
Office buildings                                                   29,445          26,235
Interest from debt securities                                      15,552          13,678
Net holding gain on trading securities                            119,974           5,826
Amortization of held-to-maturity securities                         1,289           1,183
Dividends                                                           5,079           2,586
                                                                ---------       ---------
                                                                  362,304         213,833
                                                                ---------       ---------

EXPENSES:
Reinsurance losses and loss expenses                               77,996          62,171
Reinsurance commissions, taxes and other                           25,660          16,957
Depreciation                                                        8,549           7,506
Real estate and leasing operating and maintenance expenses         31,917          28,677
Interest                                                           15,772          15,715
Minority interest in earnings                                         617             108
Other                                                               2,564           1,654
                                                                ---------       ---------
                                                                  163,075         132,788
                                                                ---------       ---------

INCOME BEFORE INCOME TAXES                                        199,229          81,045

INCOME TAXES                                                       (2,405)           (910)
                                                                ---------       ---------

NET INCOME AND COMPREHENSIVE INCOME                             $ 196,824       $  80,135
                                                                =========       =========

NET INCOME PER SHARE                                            $    1.55       $     .61
                                                                =========       =========


                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                  THREE MONTHS ENDED MARCH  31, 1998 AND 1997
                  -------------------------------------------
                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                             Preference        Common Stock          Contributed      Retained          Total
                                               Stock         Shares      Amount        Surplus        Earnings      Members' Equity
                                               -----         ------      ------        -------        --------      ----------------

Balance - January 1, 1997                      $ ---         135,000     $13,500      $25,331         $1,883,967        $1,922,798
Net income                                       ---             ---         ---          ---             80,135            80,135
Gain on issuance of common stock held for
 stock plans                                     ---             ---         ---        1,311               ---              1,311
Retirement of common stock                       ---          (3,000)       (300)         ---            (42,420)          (42,720)
                                               -----         -------     -------      -------         ----------        ----------
Balance - March 31, 1997                       $ ---         132,000     $13,200      $26,642         $1,921,682        $1,961,524
                                               =====       =========     =======    =========         ==========        ==========

Balance - January 1, 1998                      $ ---         131,000     $13,100      $26,642         $2,187,420        $2,227,162
Net income                                       ---             ---         ---          ---            196,824           196,824
Gain on issuance of common stock held for
 stock plans                                     ---             ---         ---        4,665                ---             4,665
Retirement of common stock                       ---          (4,000)       (400)         ---            (67,600)          (68,000)
                                               -----        --------     -------      -------         ----------        ----------
Balance - March 31, 1998                       $ ---         127,000     $12,700      $31,307         $2,316,644        $2,360,651
                                               =====        ========     =======      =======         ==========        ==========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (Unaudited)
                                  -----------

                                                              Three Months Ended March 31,
                                                             ------------------------------
                                                                  1998            1997
                                                                  ----            ----

CASH FLOW  FROM OPERATING ACTIVITIES:
Net income                                                       $ 196,824       $  80,135
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                       8,549           7,506
  Income taxes - deferred                                              787             910
  Minority interest in earnings                                        617             108
  Net holding gain on trading securities                          (119,974)         (5,826)
  Amortization of held-to-maturity securities                       (1,289)         (1,183)
  Other                                                              1,445           2,968
Changes in assets and liabilities:
  Interest, premiums and other receivables                        (114,155)       (125,879)
  Rentals receivable                                               (11,478)        (10,092)
  Deposits with insurers                                             5,173          (1,687)
  Deferred acquisition costs                                       (24,773)        (40,482)
  Other assets                                                      (2,706)         (2,902)
  Accrued losses and loss expenses                                  13,483           9,832
  Accounts payable and other accruals                                5,023         (57,215)
  Unearned premiums                                                115,032         166,793
Proceeds from sale of investments                                  210,159         514,731
Purchases of investments                                          (336,641)       (477,207)
                                                                 ---------       ---------

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES              (53,924)         60,510
                                                                 ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                         (3,925)         (4,011)
                                                                 ---------       ---------

NET CASH FLOW USED BY INVESTING ACTIVITIES                          (3,925)         (4,011)
                                                                 ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock held for stock plans           27,864             ---
  Purchases of common stock                                       (101,402)        (66,853)
  Repayment of debt                                                 (1,891)         (1,121)
                                                                 ---------       ---------

NET CASH FLOW USED BY FINANCING ACTIVITIES                         (75,429)        (67,974)
                                                                 ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (133,278)        (11,475)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                              355,056         394,343
                                                                 ---------       ---------

  END OF PERIOD                                                  $ 221,778       $ 382,868
                                                                 =========       =========

AMOUNTS PAID FOR:
  U.S. income taxes                                              $   2,466       $     252
                                                                 =========       =========

  Interest                                                       $   9,905       $   5,162
                                                                 =========       =========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                MARCH 31, 1998
                                --------------
                                  (UNAUDITED)
                                  -----------


1.   GENERAL
     -------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on 10-K for the fiscal year ended December 31, 1997.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year: in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

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

Net income per share is based on 127,000,000 shares at March 31, 1998 and 132,000,000 shares at March 31, 1997.

Certain prior year amounts have been reclassified to conform to the current year presentation.

In the opinion of Overseas, the accompanying interim unaudited consolidated financial statements contain all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the financial position of Overseas as of March 31, 1998 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3.  TAXES
    -----

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

The United States Internal Revenue Service (IRS) has issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company is subject to U.S. tax in the amount of $53 million for the year 1984, plus penalties and interest for that year. On August 18, 1995, the Company filed a petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court in two sessions during the fall of 1997, the second of which ended on November 7, 1997. An additional trial session previously scheduled for the week of December 8, 1997 was cancelled by agreement of the Company and the IRS. The Company filed its trial brief on February 13, 1998. The IRS indicated on February 13, 1998 that it no longer intends to pursue its position against the Company for 1984. However, it is unclear as to the impact, if any, the IRS's position with respect to 1984 would have on subsequent years. The IRS has also asserted that OPL is subject to U.S. taxation for its 1985 through 1987 taxable years and has proposed an aggregate assessment of $240 million, plus penalties and interest, for those years. The Company has also filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The IRS has further asserted that OPL is subject to U.S. taxation for the years 1988 through 1990 and has proposed an aggregate assessment of $170 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1988 through 1990. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute. OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1984 and will vigorously contest proposed assessments for the years 1985 through 1990 and any future assessments.

4.  COMMON STOCK
    ------------

OPL Common stock is subject, on certain dispositions, to its right of first refusal and to a right of OPL to purchase its shares in certain circumstances. In 1998 and 1997, OPL purchased for cancellation, at opening book value per share, 4 million and 3 million shares, respectively, of its Common stock.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1998
                                 --------------
                                  (UNAUDITED)
                                  -----------
5.  INVESTMENTS
    -----------



Investments consist of:  (000s omitted)
                                             March 31,  December 31,
                                            ----------  ------------
                                                  1998          1997
                                                  ----          ----

              Trading                       $2,009,211    $1,762,755
              Held-to-maturity                  60,371        59,082
                                            ----------  ------------

                                            $2,069,582    $1,821,837
                                            ==========  ============

6.  THE BERMUDA INSURANCE REGULATION
    --------------------------------

The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the three months ended March 31, 1998 and 1997, they each met these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------

Operations
----------

THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------

Underwriting:
-------------

The company wrote a total of $276.7 million in premiums in the first three months of 1998 compared to $303.3 million in 1997, a decrease of $26.6 million. Two of OPL's new lines of business generated $79.0 million of premiums written - $63.8 million from aviation and marine programs and $15.2 million from medical benefits programs. These premiums were offset by a decrease in shipper's risk of $4.3 million due to a decline of 4.5% in excess value units. Workers' compensation programs were restructured in 1998 leading to a decrease in premiums written of $29.6 million and the cancellation of an automobile warranty program led to a decrease of $68.0 million in other reinsurance.

Despite a decrease in gross premiums written, reinsurance premiums earned increased by 18.5% to $161.7 million from $136.5 million. This increase of $25.2 million was primarily due to the new lines of reinsurance as well as new programs within our existing lines of business. Aviation, marine and medical benefits' programs contributed $9.3 million, $10.2 million and $2.7 million, respectively, to premiums earned. New property programs generated $10.2 million in premiums earned and automobile programs generated $5.2 million. These increases were offset by a decrease in shipper's risk premiums earned of $4.3 million as well as a decrease in workers' compensation premiums earned of $5.9 million.

Net underwriting income increased by 1.2% to $58.0 million over 1997. The company's overall combined ratio has increased from 58.0% to 64.1% as a result of the introduction of the new lines of business.

REAL ESTATE AND LEASING:
------------------------

Hotel revenue has increased $1.4 million due to higher room rates as well as higher occupancy rates. Office building revenue increased primarily due to occupancy rates for Copley Place increasing from 90% in 1997 to 99% in 1998. Operating expenses have increased by $3.2 million primarily due to increases in operating costs for the office buildings purchased in 1996, increased hotel operating expenses and increased operating expenses for the Boeing 757 aircraft on operating lease with UPS. Real estate and leasing operating income decreased by $0.2 million over 1997.


INVESTMENTS:
------------

Investment income for the three months ended March 31, 1998 increased by $117.7 million over 1997 primarily as a result of an increase in net holding gains from $5.8 million in 1997 to $120.0 million in 1998. The increase of $114.2 million was attributed to gains on the equity portfolio of $122.5 million offset by declines in bond valuations of $2.5 million. Dividend and interest income increased by $2.5 million and $1.9 million, respectively.

NET INCOME:
-----------

Net income for the first quarter of 1998 increased by $116.7 million over 1997 due to the performance of our investment portfolio. This performance was enhanced by modest growth in our underwriting income offset by a decrease in operating income from real estate and leasing business. Net income per share was $1.55, a $0.94 per share increase over 1997.

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

Overseas' investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Overseas primarily invests in highly liquid debt securities of governments, government agencies, financial institutions and utilities in its fixed income portfolio. Overseas' U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Investable Index. Increases in interest rates could have a negative effect on the value of the bonds and equities comprised within its investment portfolio. However, Overseas expects that an increase in interest rates will have no material, adverse effect on overall liquidity.

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



     Date:  May 11, 1998                   OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda



                                           By:     /S/ BRUCE M. BARONE
                                               -----------------------
                                           Bruce M. Barone
                                           Chief Executive Officer and President

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          PART II,  OTHER INFORMATION
                          ---------------------------



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------
a)  Exhibits:  27 - Financial Data Schedule (For SEC use only)
    --------

b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter
    -------------------
    ended March 31, 1998.