Form 10-Q
period 1998-06-30
OVERSEAS PARTNERS LTD
filed 1998-08-14
CIK 740125

                           UNITED STATES OF AMERICA
                           ------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10 - Q
                                  -----------



                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        --------------------------------



  For Quarter Ended  June 30, 1998             Commission file Number 0-11538
                    --------------                                    -------



                            Overseas Partners Ltd.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Islands of Bermuda                                                N/A
 -----------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)



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

                            127,000,000      Shares
                        ------------------------------
                        Outstanding at August 14, 1998

                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

           (U.S.$ IN THOUSANDS,  EXCEPT SHARE AND PER SHARE AMOUNTS)
           ---------------------------------------------------------

                                                  June 30,    December 31,
                                                 -----------  ------------
                                                    1998          1997
                                                 -----------  ------------
                                                 (Unaudited)
                                                 -----------
ASSETS:

Cash and cash equivalents                        $  180,858     $  355,056
Investments (principally at fair value)           2,171,478      1,821,837
Receivables:
  Interest, premiums and other                      257,014        144,869
  Rentals                                            17,191         14,929
Deposits with insurers                              118,536         74,162
Deferred acquisition costs                           64,144         47,701
Leasing & Real Estate:
  Operating leases with UPS                         293,410        297,708
  Finance leases                                     47,422         48,035
  Hotel                                             166,021        167,333
  Office buildings                                  617,256        621,346
Other assets
  Common Stock held for stock plans                  30,031         24,859
  Goodwill                                           23,437         24,756
  Other                                              26,855         25,078
                                                 ----------     ----------

Total Assets                                     $4,013,653     $3,667,669
                                                 ==========     ==========

LIABILITIES & MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                 $  389,914     $  338,425
Accounts payable and other accruals                  57,763         48,225
Unearned premiums                                   273,999        185,425
Deferred income taxes                                67,916         64,478
Debt                                                754,628        758,416
Minority interest                                    47,349         45,538
                                                 ----------     ----------

Total Liabilities                                 1,591,569      1,440,507
                                                 ----------     ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued            ---            ---
Common Stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 127,000,000 shares in 1998 and
  131,000,000 shares in 1997                         12,700         13,100
Contributed surplus                                  31,307         26,642
Retained earnings                                 2,378,077      2,187,420
                                                 ----------     ----------

Total Members' Equity                             2,422,084      2,227,162
                                                 ----------     ----------

Total Liabilities & Members' Equity              $4,013,653     $3,667,669
                                                 ==========     ==========

                 See notes to consolidated financial statements

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ----------------------------------

                (U.S.$ IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                 -----------------------------   --------------------------
                                                      1998           1997          1998           1997
                                                 --------------  -------------  ----------  ---------------

REVENUES:
Reinsurance premiums written                          $152,535       $156,219    $429,260       $ 459,512
Change in unearned premiums                             26,440          7,453     (88,592)       (159,340)
                                                      --------       --------    --------       ---------
Reinsurance premiums earned                            178,975        163,672     340,668         300,172
Operating leases with UPS                               10,135         10,194      20,262          20,287
Finance leases                                             979          1,009       1,965           2,023
Hotel                                                   25,750         23,912      43,909          40,630
Office buildings                                        29,073         25,687      58,519          51,922
Interest from debt securities                           16,269         13,694      31,821          27,372
Net holding gain (loss) on trading securities          (25,014)       126,550      94,960         132,376
Amortization of held-to-maturity securities              1,318          1,208       2,607           2,391
Dividends                                                4,029          4,107       9,108           6,693
                                                      --------       --------    --------       ---------
                                                       241,514        370,033     603,819         583,866
                                                      --------       --------    --------       ---------
EXPENSES:
Losses and loss expenses                                94,775         86,787     172,771         148,958
Commissions, taxes and other                            22,303         18,097      47,607          34,940
Depreciation                                             8,622          7,407      17,171          14,913
Real estate and leasing operating and
  maintenance expenses                                  32,076         33,556      63,844          62,185
Interest expense                                        15,739         15,693      31,511          31,408
Minority interest in earnings                              543           (752)      1,160            (644)
Other                                                    2,131          1,501       4,410           3,064
                                                      --------       --------    --------       ---------
                                                       176,189        162,289     338,474         294,824
                                                      --------       --------    --------       ---------

INCOME BEFORE INCOME TAXES                              65,325        207,744     265,345         289,042

INCOME TAXES                                            (3,892)        (2,249)     (7,088)         (3,413)
                                                      --------       --------    --------       ---------

NET INCOME                                            $ 61,433       $205,495    $258,257       $ 285,629
                                                      ========       ========    ========       =========

NET INCOME PER SHARE                                     $0.48          $1.56       $2.03           $2.16
                                                      ========       ========    ========       =========




                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                    ---------------------------------------
                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                               Preference            Common Stock            Contributed   Retained         Total
                                 Stock           Shares          Amount        Surplus     Earnings    Members' Equity
                               ----------  --------------------------------  -----------  -----------  ----------------
Balance - January 1, 1997           $ ---         135,000          $13,500       $25,331  $1,883,966        $1,922,797
Net Income                            ---             ---              ---           ---     285,629           285,629
Gain on issuance of Common            ---             ---              ---         1,311         ---             1,311
 Stock held for stock plans
Retirement of Common Stock            ---          (3,000)            (300)          ---     (42,420)          (42,720)
                               ----------         -------          -------       -------  ----------        ----------
Balance - June 30, 1997             $ ---         132,000          $13,200       $26,642  $2,127,175        $2,167,017
                               ==========         =======          =======       =======  ==========        ==========

Balance - January 1, 1998           $ ---         131,000          $13,100       $26,642  $2,187,420        $2,227,162
Net Income                            ---             ---              ---           ---     258,257           258,257
Gain on issuance of Common            ---             ---              ---         4,665         ---             4,665
 Stock held for stock plans
Retirement of Common Stock            ---          (4,000)            (400)          ---     (67,600)          (68,000)
                               ----------         -------          -------       -------  ----------        ----------
Balance - June 30, 1998             $ ---         127,000          $12,700       $31,307  $2,378,077        $2,422,084
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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                                                         Six Months Ended June 30,
                                                                          ----------------------
                                                                             1998        1997
                                                                          ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                 $ 258,257   $ 285,629
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation                                                                17,171      14,913
  Income taxes                                                                 7,088       3,413
  Minority interest in earnings                                                1,160        (644)
  Net holding gain on trading securities                                     (94,960)   (132,376)
  Amortization of held-to-maturity securities                                 (2,607)     (2,391)
  Other                                                                       (1,095)      1,666
Changes in assets and liabilities:
  Interest, premiums and other receivables                                  (112,145)   (137,787)
  Rentals receivable                                                          (2,262)    (11,463)
  Deposits with insurers                                                     (44,374)      5,244
  Deferred acquisition costs                                                 (16,443)    (32,549)
  Other assets                                                                (1,777)     (3,167)
  Accrued losses and loss expenses                                            51,489      22,959
  Accounts payable and other accruals                                          9,538     (58,883)
  Unearned premiums                                                           88,574     159,340
Proceeds from sale of investments                                            392,543     687,037
Purchases of investments                                                    (644,617)   (628,596)
                                                                           ---------   ---------

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                        (94,460)    172,345
                                                                           ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to fixed assets                                                     (7,471)     (5,010)
                                                                           ---------   ---------

NET CASH FLOW USED BY INVESTING ACTIVITIES                                    (7,471)     (5,010)
                                                                           ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock held for stock plans                       44,110      11,507
Purchases of Common Stock                                                   (112,617)    (72,879)
Repayment of debt                                                             (3,760)     (2,263)
                                                                           ---------   ---------

NET CASH FLOW USED BY FINANCING ACTIVITIES                                   (72,267)    (63,635)
                                                                           ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (174,198)    103,700

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                        355,056     394,343
                                                                           ---------   ---------

  END OF PERIOD                                                            $ 180,858   $ 498,043
                                                                           =========   =========

AMOUNTS PAID FOR:
  U.S. income taxes                                                        $   3,806   $     358
                                                                           =========   =========

  Interest                                                                 $  31,874   $  22,397
                                                                           =========   =========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 JUNE 30, 1998
                                 -------------
                                  (UNAUDITED)
                                  -----------


1.   GENERAL
     -------

Overseas is engaged in the property, casualty and life reinsurance business and in the leasing and real estate business.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The results of operations for the six-month and three-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. ("OPL") and its subsidiaries (collectively "Overseas"). Inter-company balances and transactions have been eliminated in consolidation.

The operating leases are with subsidiaries of United Parcel Service of America Inc. ("UPS").

Net income per share is based on 127,000,000 shares at June 30, 1998 and 132,000,000 shares at June 30, 1997.

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  TAXES
    -----

OPL is incorporated under the laws of the Islands of Bermuda and does not consider the Company to be engaged in a trade or business in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the United States, primarily Overseas Partners Capital Corp.("OPCC"), and as a result it, but not OPL, is subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

The United States Internal Revenue Service (IRS) has issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company is subject to U.S. federal income taxation in the amount of $53 million, plus penalties and interest for that year. On August 18, 1995, the Company filed a petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court in two sessions during the fall of 1997, the second of which ended on November 7, 1997. An additional trial session previously scheduled for the week of December 8, 1997 was cancelled by agreement of the Company and the IRS. The Company filed its trial brief on February 13, 1998.
By letter dated February 13, 1998 the IRS informed the court that it was conceding the case. On July 9, 1998, the IRS filed a Motion for Entry of Decision for the year 1984. The IRS has also asserted that OPL is subject to U.S. federal income taxation for its 1985 through 1987 taxable years and has proposed an aggregate assessment of $240 million of tax, plus penalties and interest, for those years. The Company has also filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1985 through 1987. The IRS has further asserted that OPL is subject to U.S. federal income taxation for the years 1988 through 1990 and has proposed an aggregate assessment of $170 million of tax, plus penalties and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1988 through 1990. The Company believes that the IRS's concession for the year 1984 should include the period through December 11, 1988, and has so informed the Court.
The period within which the IRS must determine whether to assess additional tax for the years 1985 through 1990 will expire on December 31, 1998. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute. OPL believes that it has no tax liability, that it is not subject to U.S. federal income taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1984 and will, if necessary, vigorously contest the proposed assessments for the years 1985 through 1990 and any future assessments.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 1998
                                 --------------
                                  (UNAUDITED)
                                  -----------



5.  INVESTMENTS
    -----------

Investments consist of:  (000s omitted)
                                              June 30,  December 31,
                                              --------  ------------
                                                  1998          1997
                                                  ----          ----

              Trading                       $2,109,790    $1,762,755
              Held-to-maturity                  61,688        59,082
                                            ----------  ------------

                                            $2,171,478    $1,821,837
                                            ==========  ============
6.  THE BERMUDA INSURANCE REGULATION
    --------------------------------

The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the six months ended June 30, 1998 and 1997, they each met these requirements.

7.  SUBSEQUENT EVENTS
    -----------------

In July, 1998, the Company sold its five Boeing 757 aircraft to United Parcel Service Co. pursuant to the terms of a purchase option granted to United Parcel Service Co. in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds from the sale were approximately $202 million, yielding a gain on sale before income taxes of approximately $11 million. Approximately $185 million of the proceeds are held in restricted accounts as substitute collateral for the interest obligations associated with $171.6 million of Series A Bonds due 2012, issued in connection with the original acquisition of the aircraft.

Also in July 1998, the Company purchased 200 West Madison Plaza, a 45-story class A office building located in Chicago's Central Business District. The purchase price of approximately $194 million was financed out of the Company's working capital and a six-month bridge loan of $100 million. The bridge loan bears interest at 0.9% over LIBOR and is expected to be refinanced with long-term debt prior to December 31, 1998.

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

THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------

UNDERWRITING:
-------------

Gross reinsurance premiums written decreased to $152.5 million for the quarter ended June 30, 1998 from $156.2 million in the same period of 1997. This decrease of $3.7 million is attributed to decreases of $42.1 million in excess value and other lines offset by increases totalling $38.4 million in our accident and health, property and automobile programs. The decrease of $2.9 million in excess value premiums over the same period last year may be attributed to the continuing effects of the 15-day strike against UPS in August 1997. Declines in premiums written for other lines is due to the restructuring of two major workers' compensation programs and the termination of an automobile warranty program.

Reinsurance premiums earned increased by $15.3 million to $179.0 million for the quarter ended June 30, 1998, from $163.7 million in 1997. This increase was despite the cancellation of the automobile warranty program and the restructuring of the workers' compensation programs, which led to reductions in premiums earned of $15.9 million and $7.7 million respectively. The overall increase in premiums earned is primarily due to programs written in late 1997 and the first quarter in 1998 earning premium in this period. Premiums earned increased by $13.0 million for property programs, $10.9 million for marine, $6.8 million for accident and health, $6.6 million for aviation and $4.5 million for auto and other. A decrease of $2.9 million in excess value premiums also offset the increases in premiums earned for the quarter.

Net underwriting income increased by 5.3% to $61.9 million for the quarter ended June 30, 1998 from $58.8 million in 1997. While the company's premiums earned has increased by 9.3%, the overall combined ratio has also increased from 64.1% to 65.4% as a result of the introduction and expansion of its new lines of business.

REAL ESTATE AND LEASING:
------------------------

Office building revenue increased by 13.2% to $29.1 million for the quarter ended June 30, 1998 from $25.7 million for the same period of 1997. This increase of $3.4 million was primarily due to an increase in average occupancy rates for all office buildings for the quarter, particularly at Copley Place. Hotel revenue increased $1.8 million due to higher room rates as well as higher occupancy rates. Operating expenses for the quarter have decreased by $1.5 million primarily due to lower operating expenses at Copley Place. Real estate and leasing operating income for the second quarter 1998 increased by $4.0 million over the same period in 1997 as a result of the increased occupancy and room rates and the decrease in operating expenses.

INVESTMENTS:
------------

Investment income for the three months ended June 30, 1998 decreased by $149.6 million over the same period in 1997. Exceptional returns in 1997 and downturns in global equity markets in 1998 were the primary reasons for this decrease with a decline in net holding gains of approximately $80.4 million in U.S. equities and $76.8 million in emerging market countries over the same period in 1997. This decrease was offset by an increase of approximately $7.6 million in income from global bonds and other investments.

NET INCOME:
-----------

Net income for the second quarter of 1998 decreased by $144.1 million over 1997 primarily due to the performance of our investment portfolio. The overall decline in investment income was offset by growth in underwriting income and a strong quarter for real estate and leasing. Net income per share was $0.48, a $1.08 per share decrease over 1997 due to the aforementioned factors.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------

OPERATIONS
----------

SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------

UNDERWRITING:
-------------

Gross reinsurance premiums written decreased to $429.3 million for the six month period ended June 30, 1998 from $459.5 million for the same period of 1997. Premiums written increased by a total of $104.4 million from the Company's accident and health, aviation, marine, property and automobile programs. This was offset by a decrease of $134.7 million in excess value, workers compensation and other programs. A $7.2 million decrease in excess value premiums over the same period last year may be attributed to the continuing effects of the 15-day strike against UPS in August 1997. Workers compensation premiums have decreased due to the restructuring of one of its programs as well as a decreased participation in another. Other reinsurance premiums decreased by $94.7 million due to the 1997 cancellation of an automobile warranty program.

Reinsurance premiums earned increased by $40.5 million to $340.7 million for the six month period ended June 30, 1998, from $300.2 million in 1997, despite a decrease in gross premiums written of approximately 7%. Of this increase $39.1 million is attributed to nine programs which incepted in late 1997 and continue to earn premium in 1998 and $37.6 million is attributed to twenty-six new programs written in 1998 earning premium in this period. These increases were offset by a $15.0 million decrease in earned premium on renewals and a $21.2 million decrease on programs in run-off.

Net underwriting income increased by 3.4% to $120.3 million for the six month period ended June 30, 1998 from $116.3 million in 1997. While the company's premiums earned increased by 13.5%, the overall combined ratio has increased from 61.3% to 64.7% as a result of the introduction and expansion of its new lines of business.

REAL ESTATE AND LEASING:
------------------------

Office building revenue increased by 12.7% to $58.5 million for the six month period ended June 30, 1998 from $51.9 million for the same period of 1997. This increase of $6.6 million was primarily due to occupancy rates at Copley Place increasing from 92% in 1997 to 99% in 1998. Hotel revenue increased $3.3 million due to higher room rates as well as higher occupancy rates. Operating expenses have increased by $1.7 million primarily due to increases in operating costs for the office buildings purchased in 1996, increased hotel operating expenses and increased operating expenses for the Boeing 757 aircraft on operating lease with UPS. Real estate and leasing operating income increased by $4.0 million over 1997.

INVESTMENTS:
------------

Investment income for the six month period ended June 30, 1998 decreased by $31.7 million to $134.1 million for the six month period ended June 30, 1998 from $165.8 million for the same period in 1997. A decrease of $62.2 million in income from emerging market countries' equity markets was the primary reason for this decrease. This decrease was offset by an increase of $21.5 million in income from U.S. equities. A strong bond market combined with an increase in the global bond portion of the company's portfolio led to an increase in bond valuations and other investments of $10.2 million.

NET INCOME:
-----------

Net income for the six month period ended June 30, 1998 decreased by $27.4 million over 1997 primarily due to the performance of our investment portfolio. Our underwriting income continues to show modest growth, as does the operating income from real estate and leasing. Net income per share was $2.03, a $0.13 per share decrease over 1997 attributable to the aforementioned factors.

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

Overseas' investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Overseas' fixed income portfolio comprises highly liquid debt securities of governments, government agencies, financial institutions and utilities. Overseas' U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Investable Index. Increases in interest rates could have a negative effect on the value of the bonds and equities comprised within its investment portfolio. However, Overseas expects that an increase in interest rates will have no material, adverse effect on overall liquidity.

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

Overseas believes that its borrowing capabilities and cash flows from reinsurance, investments and leasing and real estate operations will be a sufficient source of capital for its ongoing operations. On a long-term basis, Overseas believes that its resources and available credit capability will continue to be adequate to meet any obligations likely to arise under its existing lines of business. Overseas also believes that its resources are sufficient to allow it to underwrite additional reinsurance business as well as to acquire additional capital assets in the future.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                         PART II,  OTHER INFORMATION
                         ---------------------------


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------     ---------------------------------------------------

The Annual Meeting of Shareowners was held on August 12, 1998. The appointment of Deloitte & Touche, Chartered Accountants, as auditors of the Company was approved by a vote of 112,110,469 for, 760,589 against and 222,500 abstaining. At the Annual Meeting, each of the directors nominated by the Board for re-election, Messrs. Barone, Clanin, Pyne, Rance, Reitman and Scott were elected to one (1) year terms by the shareowners.


ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K
-----      --------------------------------

a)  Exhibits:  27 - Financial Data Schedule (For SEC use only)
    --------

b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter
    -------------------
ended June 30, 1998.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.



     Date:  August 14, 1998                OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda




                                           By:  /S/ BRUCE M. BARONE
                                               -----------------------
                                           Bruce M. Barone
                                           Chief Executive Officer and President