Form 10-Q
period 1998-09-30
OVERSEAS PARTNERS LTD
filed 1998-11-13
CIK 740125

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
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------



For the Quarter Ended  September 30, 1998        Commission file Number 0-11538
                       ------------------                               -------


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



        Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
        --------------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code   (441) 295-0788
                                                   --------------------




                                 Not Applicable
                         -------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                        Outstanding at November 13, 1998

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

           (U.S.$ IN THOUSANDS,  EXCEPT SHARE AND PER SHARE AMOUNTS)
           ---------------------------------------------------------

                                                 September 30,   December 31,
                                                 --------------  ------------
                                                      1998           1997
                                                 --------------  ------------
                                                  (Unaudited)
                                                 --------------
ASSETS:

Cash and cash equivalents                           $  135,228     $  355,056
Investments (principally at fair value)              2,169,168      1,821,837
Receivables:
  Interest, premiums and other                         326,868        144,869
  Rentals                                               29,367         14,929
Deposits with insurers                                 118,817         74,162
Deferred acquisition costs                              79,194         47,701
Real Estate & Leasing:
  Operating leases with UPS                            101,963        297,708
  Finance leases                                        47,104         48,035
  Hotel                                                165,720        167,333
  Office buildings                                     808,607        621,346
Other assets
  Common Stock held for stock plans                     20,661         24,859
  Goodwill                                              22,811         24,756
  Other                                                 28,342         25,078
                                                    ----------     ----------

Total Assets                                        $4,053,850     $3,667,669
                                                    ==========     ==========

LIABILITIES & MEMBERS' EQUITY:

Liabilities:
Accrued losses and loss expenses                    $  427,564     $  338,425
Accounts payable and other accruals                     74,286         48,225
Unearned premiums                                      331,420        185,425
Deferred income taxes                                   70,076         64,478
Debt                                                   852,673        758,416
Minority interest                                       46,124         45,538
                                                    ----------     ----------

Total Liabilities                                    1,802,143      1,440,507
                                                    ----------     ----------

Members' Equity:
Preference stock, par value $0.10 per share;
  authorized 200,000,000 shares; none issued               ---            ---
Common Stock, par value $0.10 per share;
  authorized 900,000,000 shares; issued and
  outstanding, 127,000,000 shares in 1998 and
  131,000,000 shares in 1997                            12,700         13,100
Contributed surplus                                     31,307         26,642
Retained earnings                                    2,207,700      2,187,420
                                                    ----------     ----------

Total Members' Equity                                2,251,707      2,227,162
                                                    ----------     ----------

Total Liabilities & Members' Equity                 $4,053,850     $3,667,669
                                                    ==========     ==========

                 See notes to consolidated financial statements

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ----------------------------------

                (U.S.$ IN THOUSANDS,  EXCEPT PER SHARE AMOUNTS)
                -----------------------------------------------
                                  (UNAUDITED)
                                  -----------


                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                               -----------------------------------  --------------------------------
                                                    1998         1997                        1998         1997
                                                    ----         ----                        ----         ----

REVENUES:
Reinsurance premiums written                      $ 255,461    $113,103                     $ 684,720    $ 572,615
Change in unearned premiums                         (57,403)     31,128                      (145,995)    (128,212)
                                                  ---------    --------                     ---------    ---------
Reinsurance premiums earned                         198,058     144,231                       538,725      444,403
Commission income                                     1,500         ---                         4,569          ---
Operating leases with UPS                             7,009      10,127                        27,271       30,414
Finance leases                                          972         998                         2,937        3,021
Hotel                                                25,747      22,121                        69,656       62,751
Office buildings                                     35,592      28,634                        94,111       80,556
Gain on sale of Boeing 757 aircraft                  11,794         ---                        11,794          ---
Interest income                                       8,965      14,551                        40,786       41,923
Net holding gain (loss) on trading securities      (135,348)     57,705                       (40,388)     190,081
Amortization of held-to-maturity securities           3,204       1,235                         5,811        3,626
Dividends                                             3,103         778                        12,211        7,471
                                                  ---------    --------                     ---------    ---------
                                                    160,596     280,380                       767,483      864,246
                                                  ---------    --------                     ---------    ---------

EXPENSES:
Losses and loss expenses                            104,249      71,496                       277,020      220,454
Commissions, taxes and other                         28,445      16,191                        79,120       51,131
Depreciation                                          9,064       7,554                        26,235       22,467
Real estate and leasing operating and
  maintenance expenses                               37,516      28,108                       101,360       90,293
Interest expense, net                                14,453      16,824                        45,964       48,232
Minority interest in earnings                           707         862                         1,867          218
Other                                                 2,246       1,589                         6,656        4,653
                                                  ---------    --------                     ---------    ---------
                                                    196,680     142,624                       538,222      437,448
                                                  ---------    --------                     ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES                   (36,084)    137,756                       229,261      426,798

INCOME TAXES                                         (3,041)     (7,539)                      (10,129)     (10,952)
                                                  ---------    --------                     ---------    ---------

NET INCOME (LOSS)                                 $ (39,125)   $130,217                     $ 219,132    $ 415,846
                                                  =========    ========                     =========    =========

NET INCOME (LOSS) PER SHARE                       $   (0.31)   $   0.99                     $    1.73    $    3.17
                                                  =========    ========                     =========    =========




                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 ---------------------------------------------
                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                             Preference               Common Stock         Contributed   Retained         Total
                                               Stock            Shares            Amount     Surplus     Earnings    Members' Equity
                                             ----------  --------------------------------  -----------  -----------  ---------------
Balance - January 1, 1997                    $      ---         135,000          $13,500       $25,331  $1,883,966     $1,922,797
Net Income                                          ---             ---              ---           ---     415,847        415,847
Dividend declared ($.90 per share)                  ---             ---              ---           ---    (117,101)      (117,101)
Gain on issuance of Common Stock held for           ---             ---              ---         1,311         ---          1,311
 stock plans
Retirement of Common Stock                          ---          (4,000)            (400)          ---     (56,560)       (56,960)
                                             ----------         -------          -------       -------  ----------     ----------
Balance - September 30, 1997                 $      ---         131,000          $13,100       $26,642  $2,126,152     $2,165,894
                                             ==========         =======          =======       =======  ==========     ==========

Balance - January 1, 1998                    $      ---         131,000          $13,100       $26,642  $2,187,420     $2,227,162
Net Income                                          ---             ---              ---           ---     219,132        219,132
Dividend declared ($1.04 per share)                 ---             ---              ---           ---    (131,252)      (131,252)
Gain on issuance of Common Stock held for           ---             ---              ---         4,665         ---          4,665
 stock plans
Retirement of Common Stock                          ---          (4,000)            (400)          ---     (67,600)       (68,000)
                                             ----------         -------          -------       -------  ----------     ----------
Balance - September 30, 1998                 $      ---         127,000          $12,700       $31,307  $2,207,700     $2,251,707
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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                              (U.S.$ IN THOUSANDS)
                              --------------------
                                  (UNAUDITED)
                                  -----------

                                                                                          Nine Months Ended September 30,
                                                                                         --------------------------------
                                                                                                 1998        1997
                                                                                                 ----        ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                                   $   219,132   $ 415,846
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                    26,235      22,467
  Income taxes                                                                                    10,129       9,999
  Minority interest in earnings                                                                    1,867         218
  Net holding (gain) loss on trading securities                                                   40,388    (190,081)
  Amortization of held-to-maturity securities                                                     (5,811)     (3,626)
  Gain on sale of Boeing 757 aircraft                                                            (11,794)        ---
  Other                                                                                           (2,894)      2,759
Changes in assets and liabilities:
  Interest, premiums and other receivables                                                      (181,999)   (122,976)
  Rentals receivable                                                                             (14,438)    (17,063)
  Deposits with insurers                                                                         (44,655)      5,096
  Deferred acquisition costs                                                                     (31,493)    (28,068)
  Other assets                                                                                    (3,264)    (18,745)
  Accrued losses and loss expenses                                                                89,139      36,317
  Accounts payable and other accruals                                                             26,061     (51,253)
  Unearned premiums                                                                              145,995     128,211
Proceeds from sale of investments                                                                832,125     855,077
Purchases of investments                                                                      (1,214,034)   (795,412)
                                                                                             -----------   ---------

NET CASH FLOW PROVIDED (USED) BY OPERATING ACTIVITIES                                           (119,311)    248,766
                                                                                             -----------   ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds on sale of Boeing 757 aircraft                                                          202,220         ---
Acquisition of office building                                                                  (196,337)        ---
Additions to fixed assets                                                                        (10,227)    (10,605)
                                                                                             -----------   ---------

NET CASH FLOW USED BY INVESTING ACTIVITIES                                                        (4,344)    (10,605)
                                                                                             -----------   ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of Common Stock held for stock plans                                           64,390      15,876
Purchases of Common Stock                                                                       (123,527)    (89,626)
Borrowings                                                                                       100,000     260,000
Repayment of debt                                                                                 (5,784)   (213,492)
Dividends paid                                                                                  (131,252)   (117,101)
                                                                                             -----------   ---------

NET CASH FLOW USED BY FINANCING ACTIVITIES                                                       (96,173)   (144,343)
                                                                                             -----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (219,828)     93,818

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                                                                            355,056     394,343
                                                                                             -----------   ---------

  END OF PERIOD                                                                              $   135,228   $ 488,161
                                                                                             ===========   =========

AMOUNTS PAID FOR:
  U.S. income taxes                                                                          $     4,189   $     953
                                                                                             ===========   =========

  Interest                                                                                   $    43,284   $  27,513
                                                                                             ===========   =========

                See notes to consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                               SEPTEMBER 30, 1998
                               ------------------
                                  (UNAUDITED)
                                  -----------


1.   GENERAL
     -------

Overseas Partners Ltd. ("OPL") and its subsidiaries (collectively "Overseas") is engaged in the property and casualty reinsurance business and in the real estate and leasing business.

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

The results of operations for the nine-month and three-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Overseas. Inter-company balances and transactions have been eliminated in consolidation.

The operating leases are with subsidiaries of United Parcel Service of America Inc. ("UPS").

Net income per share is based on 127,000,000 shares at September 30, 1998 and 131,000,000 shares at September 30, 1997.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 1998
                               ------------------
                                  (UNAUDITED)
                                  -----------


4.  COMMON STOCK
    ------------

OPL Common Stock is subject, on certain dispositions, to its right of first refusal and to a right of OPL to purchase its shares in certain circumstances. In 1998 and 1997, OPL purchased for cancellation, at opening book value per share, 4 million shares of its Common Stock.

5. INVESTMENTS
   -----------

Investments consist of:  (000s omitted)
                                           September 30,  December 31,
                                           -------------  ------------
                                                    1998          1997
                                           -------------  ------------

              Trading                         $1,919,468    $1,762,755
              Held-to-maturity                   249,700        59,082
                                           -------------  ------------

                                              $2,169,168    $1,821,837
                                           =============  ============

6.  BERMUDA INSURANCE REGULATION
    ----------------------------

The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the nine months ended September 30, 1998 and 1997, they each met these requirements.

7.  GAIN ON SALE OF BOEING 757 AIRCRAFT
    -----------------------------------

In July, 1998, the Company sold its five Boeing 757 aircraft to United Parcel Service Co. pursuant to the terms of a purchase option granted to United Parcel Service Co. in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds from the sale were approximately $202 million, yielding a gain on sale before income taxes of approximately $11 million. Approximately $186 million of the proceeds are held in restricted accounts in investments as substitute collateral for the interest obligations associated with $171.6 million of Series A Bonds due 2012, issued in connection with the original acquisition of the aircraft.

8.  ACQUISITION OF OFFICE BUILDING
    ------------------------------

In July 1998, the Company purchased 200 West Madison Plaza, a 45-story class A office building located in Chicago's Central Business District. The purchase price of $196.3 million was financed out of the Company's working capital and a six-month bridge loan of $100 million. The bridge loan bears interest at 0.9% over LIBOR and is expected to be refinanced with long-term debt prior to December 31, 1998.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------


OPERATIONS
----------

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

UNDERWRITING:
-------------

Reinsurance premiums written increased to $255.5 million for the quarter ended September 30, 1998 from $113.1 million in the same period of 1997. This increase of $142.4 million is attributed to an increase of $14.7 million in excess value and increases in other lines due to nine new programs with total premiums written of $120.0 million being added in the quarter. The increase of $14.7 million in excess value premiums over the same period last year is attributed to the 15-day strike against UPS in August 1997.

Reinsurance premiums earned increased by $53.9 million to $198.1 million for the quarter ended September 30, 1998, from $144.2 million in 1997. The overall increase in premiums earned is primarily due to programs written in late 1997 and the first quarter in 1998 earning premium in this period. Premiums earned increased by $20.6 million for marine, $14.7 million for excess value, $8.8 million for property, $8.2 million for aviation and $1.6 million for accident and health, auto and other.

Net underwriting income increased by 18.2% to $66.9 million for the quarter ended September 30, 1998 from $56.5 million in 1997. While the company's premiums earned has increased by 37.3%, the overall combined ratio has also increased from 60.8% to 67.0% as a result of the introduction and expansion of its new lines of business.

REAL ESTATE AND LEASING:
------------------------

Operating leases with UPS have decreased from $10.1 million in 1997 to $7.0 million in 1998 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998. Office building revenue increased by 24.3% to $35.6 million for the quarter ended September 30, 1998 from $28.6 million for the same period of 1997. This increase of $7.0 million was primarily due to the purchase of 200 West Madison Plaza, a 45-story class A office building located in Chicago's Central Business District in July 1998. Hotel revenue increased $3.6 million due to higher room rates while occupancy rates for the three-month period remained similar to 1997. Operating expenses for the quarter have increased by $9.4 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel and Copley Place. Real estate and leasing operating income for the third quarter 1998 increased by $10.8 million over the same period in 1997.

INVESTMENTS:
------------

Investment income for the three months ended September 30, 1998 decreased by $195.0 million over the same period in 1997. Unprecedented downturns in global equity markets were the primary reason for this decrease. During the three months, the S&P 500 index declined in excess of 10%, and the emerging markets declined by 22%. In August, the emerging markets IFC Investible Index dropped by 30%, nearly twice the decline of any previous month in the IFC's nine-year history. In August, the S&P 500 dropped by 15%, one of its worst performing months in its history.

The continuing effects of the economic crisis in both Asia and Russia led to a loss of $46.1 million on our emerging markets portfolio for the quarter ended September 30, 1998. Developed countries' equity markets reacted to these events accordingly, causing our U.S. equities portfolio to suffer losses of $95.2 million for the quarter. Other investments, including Real Estate Investment Trusts and an international fixed income bond portfolio were also impacted with losses for the quarter of $21.0 million. The Company's global bond portfolio benefited from investors' shift to government based fixed income securities by generating $42.2 million in income for the quarter.

NET INCOME:
-----------

Net income for the third quarter of 1998 decreased by $169.3 million over 1997 primarily due to the decline in investment income. The overall decline in investment income was offset by growth in underwriting income and the gain on sale of the 757s. Net income (loss) per share was $(0.31), a $1.30 per share decrease over 1997 due to the aforementioned factors.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------


OPERATIONS
----------

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

UNDERWRITING:
-------------

Gross reinsurance premiums written increased to $684.7 million for the nine month period ended September 30, 1998 from $572.6 million for the same period of 1997. A $7.4 million increase in excess value premiums over the same period last year is primarily due to the 15-day strike against UPS in August 1997. However, the strike continues to have an impact on premium volume for the excess value program. Premiums written increased by a total of $208.2 million from the Company's accident and health, aviation, marine, property, workers compensation and automobile programs, whilst automobile warranty premiums decreased by $103.5 million due to the cancellation of the program in 1997. Premiums from new programs written since September 30, 1997 total $261.0 million. Premiums on renewed programs decreased by $31.4 million while programs in run-off contributed $21.4 million less premium than in 1997.

Reinsurance premiums earned increased by $94.3 million to $538.7 million for the nine-month period ended September 30, 1998, from $444.4 million in 1997. Of this increase $126.3 million is attributed to forty-one new programs written since September 30, 1997 offset by a $3.0 million decrease in earned premium on renewals and a $36.4 million decrease on programs in run-off. An increase of $7.4 million in excess value premiums also contributed to the increase in premiums earned for the period.

Net underwriting income increased by 8.3% to $187.2 million for the nine-month period ended September 30, 1998 from $172.8 million in 1997. While the Company's premiums earned increased by 21.2%, the overall combined ratio has also increased from 61.1% to 66.1% as a result of the introduction and expansion of its new lines of business.

REAL ESTATE AND LEASING:
------------------------

Operating leases with UPS have decreased from $30.4 million in 1997 to $27.3 million in 1998 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998. Office building revenue increased by 16.8% to $94.1 million for the nine-months ended September 30, 1998 from $80.6 million for the same period of 1997. This increase of $13.5 million was primarily due to the purchase of 200 West Madison Plaza, a 45-story class A office building located in Chicago's Central Business District in July 1998. Improvements over 1997 occupancy rates at Copley Place also contributed to the increase in office building revenue. Hotel revenue increased $6.9 million due to an increase in room rates and occupancy rates over 1997. Operating expenses for the quarter have increased by $11.1 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel and Copley Place. Real estate and leasing operating income for the nine-months ended September 30, 1998 increased by $14.8 million over the same period in 1997, primarily as a result of a gain on the sale of the 757s. Improved profitability on the hotel and Copley Place have also contributed to real estate and leasing operating income.

INVESTMENTS:
------------

Investment income for the nine-month period ended September 30, 1998 decreased by $226.7 million to $11.8 million for the nine-month period ended September 30, 1998 from $148.7 million for the same period in 1997. Unprecedented downturns in global equity markets led to decreased investment income of $130.0 million from the U.S. equity portfolio compared to the corresponding period in the prior year. Similarly, investment income on the emerging markets portfolio fell by $101.7 million. Other investments including Real Estate Investment Trusts and an international fixed income bond portfolio followed suit with a decrease in income of $28.9 million. Global bonds, however, generated $35.9 million more income than the same period in 1997 as investors shifted to government based fixed income securities such as those held by the Company. The subsequent equity market turnaround in October 1998 has allowed us to quickly recover a portion of the losses experienced in the third quarter of 1998, with investment income for the month of approximately $75.0 million. However, there is no assurance that these gains will be sustained or increase in the fourth quarter.

NET INCOME:
-----------

Net income for the nine-month period ended September 30, 1998 decreased by $196.7 million over 1997 primarily due to the performance of investment portfolio. Underwriting income continues to show modest growth, as does the operating income from real estate and leasing. Net income per share was $1.73, a $1.44 per share decrease over 1997.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Overseas believes that its investments and cash flow from operations are adequate sources of capital and liquidity for the payment of claims and the conduct of its existing leasing and real estate operations. Overseas further believes that its strong capital position will permit continued expansion of its reinsurance business, should appropriate opportunities arise. In the event Overseas decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or from outside borrowing which Overseas believes would be readily available to it.

Overseas' investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Overseas' fixed income portfolio comprises highly liquid debt securities of governments, government agencies, financial institutions and utilities. Overseas' U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Investible Index. Increases in interest rates could have a negative effect on the value of the bonds and equities comprised within its investment portfolio. However, Overseas expects that an increase in interest rates will have no material, adverse effect on overall liquidity.

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

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

The Year 2000 issue is the result of the inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields using two digits rather than four to define the applicable year. Time-sensitive systems and software may recognize a date using "00" as the year 1900 rather than the year 2000.

Overseas formed a Year 2000 Committee in May 1998 to evaluate the potential effects of this issue and to ensure that the Company is Year 2000 ready. The Committee is led by a senior member of management and comprises representatives from each of the Company's locations and functional areas. The Committee has developed a formal, written plan, which outlines the required action steps that must be completed prior to the Company's targeted project completion date of June 30, 1999. The Committee makes periodic reports of progress against the plan to the Chief Executive Officer and the Board of Directors.

The Company has completed inventories of its information technology assets such as computers and software and assessed each item for Year 2000 compliance (that is, the ability of software, systems and equipment to properly handle date data within and between the twentieth and twenty-first centuries). The Company does not believe that it has significant exposure to non-compliant information technology systems or assets. The Company has minimal exposure to legacy systems and most hardware and software has either been purchased or upgraded within the last year. A small number of non-critical systems and assets will be replaced, repaired or retired as part of the Year 2000 initiative.

The Company's real estate properties and office premises include systems that rely on date sensitive computer programs or embedded chip microprocessors.
These systems include controlled access to the premises, elevators and escalators, fire detection and safety systems and telecommunication systems. The Company's worst case scenario is widespread disruption in building operations should programmed systems not correctly recognize the Year 2000. In addition to the potential for lost productivity, any failure of such systems could result in additional claims against the Company from its tenants and other third parties. The Company has identified and contacted all key equipment manufacturers and service providers to assess whether such systems and equipment are Year 2000 compliant. Some assurances have been received from these manufacturers and service providers. The Company expects to finalize in the fourth quarter of 1998, the identification of those items that require repair, remediation or replacement.

The Company has significant business relationships with investment managers, banks, custodians, reinsurance companies, reinsurance intermediaries and utility companies that provide services and financial reports that are critical to the Company operations. Enquiries have been made, and in some cases assurances received, of the Company's significant business partners to determine their state of readiness for the Year 2000. The Company has not yet received a significant number of responses from its business partners. The Company will continue to follow up and ensure that responses are received by December 31, 1998. The Company intends to have additional communication with its key business partners in the 1st quarter of 1999. There is no assurance that such business partners will not suffer a year 2000 business disruption. Such failures could have a material adverse affect on the Company's financial condition and results of operations.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (TRANSACTED IN U.S. DOLLARS)
                          ----------------------------


IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)
-----------------------------

The Company's investment portfolio also has exposure to the impact of Year 2000 failures. Overseas' fixed income portfolio comprises highly liquid debt securities of governments, government agencies, financial institutions and utilities. Overseas' U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Investible Index. A global economic crisis could have a material impact on the Company's earnings, however, the likelihood or magnitude of such an event cannot be determined at this point.

Reinsurance contracts that commence in 1999 may expose the Company to increases in the frequency and severity of claims as a direct result of Year 2000 failures relating to the insureds. Unfavorable outcomes to these claims, particularly for property, aviation and marine exposures, could have a material impact on the Company's financial condition and operations. It is not possible at this time to determine how the Year 2000 issue will impact future claim experience. The Company will continue to exercise underwriting discretion and explore opportunities that may help to reduce this exposure, including the use of policy exclusions.

The Company has begun to develop contingency plans and believes that the assessment and remediation phases of its project will be completed by December 31, 1998. The Company also expects to complete the preparation of contingency plans for each of its mission critical systems and functions by that date. Notwithstanding the inherent difficulties of testing embedded chip microprocessors, the Company has not commenced significant testing activity but expects testing of mission critical systems to be completed by June 1999.

The Company retained an independent legal firm to assess whether the Company's Year 2000 plan, if appropriately administered, can result in year 2000 readiness. The legal firm continues to monitor the Company's progress with respect to the plan. The legal firm will provide recommendations for appropriately adjusting the plan if it determines that the plan will not adequately lead to Year 2000 readiness.

Any costs incurred by the Company's business partners in connection with their Year 2000 efforts will be borne by those business partners. Any costs incurred in preparing Overseas' internal systems and equipment for Year 2000 Compliance are not expected to be material. The costs are not expected to exceed $100,000 by the end of the year.

SAFE HARBOR DISCLOSURE
----------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Management's Discussion and Analysis of Financial Condition and Results of Operations within this 10-Q document contain forward-looking statements made by management that reflect the views and beliefs of the Company with respect to future events and financial performance. These forward-looking statements are subject to uncertainties and factors, which could cause actual results to differ materially from such statements made.

Such forward-looking statements involve risks and uncertainties that may affect future developments such as, for example, the ability to deal with the year 2000 issue, including problems that may arise on the part of third parties. If the remediation plans required to make OPL year 2000 Compliant are not made or completed on a timely basis, the resulting problems could have a material impact on the operations of the Company. This impact could, in turn have a material adverse effect on the Company's results of operations and financial condition.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          PART II,  OTHER INFORMATION
                          ---------------------------

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
------  --------------------------------
a)  Exhibits:

(3)    Articles of Incorporation and Bye-Laws.

       3(a)  Certificate of Incorporation                Incorporated by Reference to Exhibit 3(a) to Registration
                                                         Statement (on Form S-1), No. 2-95460.

       3(b)  Bye-Laws as amended                         Incorporated by Reference to Exhibit 3(c) of OPL's Annual
                                                         Report on Form 10-K for the  Year Ended December 31, 1990.


(4) Instruments defining the rights of security holders, including indentures.

       4(a)  Copy of specimen stock certificate          Incorporated by Reference to Exhibit 4(a) Registration
                                                         Statement (on Form S-1), No. 2-95460.

       4(b)  Agreement accepting restrictions on         Incorporated by Reference to Exhibit 4(b) to Registration Statement
             on transfer and rights to purchase          (on Form S-1), No. 2-95460.
             executed by recipients of shares
             transfer and rights to purchase
             executed by recipients of shares


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


       10(a) Facultative Reinsurance Agreement           Incorporated by Reference to (on Form S-1) No. 2-95460.
             between OPL and Liberty Mutual Fire
             Insurance Company and Amendments.

      10(b)  Facultative Reinsurance Agreement with New  Incorporated by Reference to Exhibit 10(g) of OPL's Registration Statement

             Hampshire Insurance Company of Manchester,  (on Form S-2) No. 33-19672.
             New Hampshire.


      10(c) Facultative Reinsurance Agreement among OPL  Incorporated by Reference to Exhibit 10(a) to OPL's Post-Effective
            and National Union Fire Insurance Company    Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
            of Pittsburgh, PA and New Hampshire
            Insurance Company.

     10(d)  Facultative Reinsurance Agreement Federal    Incorporated by Reference to Exhibit 10(d) of OPL's Registration Statement
            Insurance Company.                           (on Form S-2) No. 33-43869.

     10(e)  Management Services Agreement between OPL    Incorporated by Reference to Exhibit 10(c) of Registration Statement (on
            and Rollins Hudig Hall (Bermuda) Ltd.        Form S-1) No. 2-95460.
            (successor to Parker & Co. Interocean Ltd.)


   10(f)  Investment Management Agreement with          Incorporated by Reference to Exhibit 10(d) of Registration Statement (on
           Citibank N.A.                                Form S-1) No. 2-95460.

   10(g)  Investment Management Agreement with County   Incorporated by Reference to Exhibit 10(e) of Amendment No. 1 to
           Bank Limited.                                Registration Statement (on Form S-1) No. 2-95460.

   10(h)  Investment Management Agreement with Morgan   Incorporated by Reference to Exhibit 10(f) of Registration Statement (on
           Grenfell & Co. Limited.                      Form S-2) No. 33-11379.

   10(i)  Aircraft Lease Agreement between OPCC, Inc.   Incorporated by Reference to Exhibit 10(f) of OPL's Post-Effective
           ("OPCC") and United Parcel Service Co.       Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           ("UPS Co.") dated May 31, 1990.

   10(j)  Aircraft Lease Agreement between OPCC and     Incorporated by Reference to Exhibit 10(g) of OPL's Post-Effective
           UPS Co. dated May 31, 1990.                  Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(k)   Aircraft Lease Agreement between OPCC and    Incorporated by Reference to Exhibit 10(h) of OPL's Post-Effective
           UPS Co. dated May 31, 1990.                  Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(l)   Aircraft Lease Agreement between OPCC and    Incorporated by Reference to Exhibit 10(i) of OPL's Post-Effective
           UPS Co. dated August 31, 1990.               Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(m)   Amended and Restated Aircraft Lease          Incorporated by Reference to Exhibit 10(l) of OPL's Post-Effective
           Agreement among OPCC, UPS Co. and United     Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           Parcel Service of America, Inc. ("UPS")
           dated November 6, 1990.

   10(n)   Purchase Agreement Assignment between OPCC,  Incorporated by Reference to Exhibit 10(m) of OPL's Form 10-K Annual
           UPS Co. and UPS dated December 28, 1989.     Report for the Year ended December 31, 1989.

   10(o)   Engine Support Contract Agreement between    Incorporated by Reference to Exhibit 10(n) of OPL's Annual report on Form
           UPS Co. and OPCC dated December 28, 1989.    10-K for the year ended December 31, 1989.

   10(p)   Guaranty Agreement from OPL in favor of UPS  Incorporated by Reference to Exhibit 10(m) of OPL's Post-Effective
           Co. dated November 6, 1990.                  Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(q)   Instrument of Conveyance of Basic Tolls      Incorporated by Reference to Exhibit 10(n) of OPL's Post-Effective
           (Series A) among OPCC, UPS, UPS Co.,         Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           Continental Bank, N.A., as Trustee
           ("Continental Bank") and OPL Funding Corp.
           ("OPL Funding") dated November 6, 1990.

   10(r)   Series A Loan Agreement and Note between     Incorporated by Reference to Exhibit 10(o) of OPL's Post-Effective
           OPL Funding and OPCC dated November 6, 1990. Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(s)   Security Agreement between OPL Funding and   Incorporated by Reference to Exhibit 10(p) of OPL's Post Effective
           OPCC dated November 6, 1990.                 Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(t)   Amended and Restated Facility Lease          Incorporated by Reference to Exhibit 10(s) of OPL's Post-Effective
           Agreement among OPCC, United Parcel Service  Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           General Services Co., ("GSC") and UPS dated
           November 6, 1990.

   10(u)   Agreement of Sale between Edison Corp. and   Incorporated by Reference to Exhibit 10(p) of OPL's Annual Report on Form
           OPCC dated December 28, 1989.                10-K for the year ended December 31, 1989.

   10(v)   Assignment and Assumption Agreement among    Incorporated by Reference to Exhibit 10(q) of OPL's Annual Report on Form
           Edison Corp., OPCC, McBride Enterprises,     10-K for the year ended December 31, 1989.
           Inc. and Ramapo Ridge-McBride Office Park
           dated December 28, 1989.

   10(w)   Guaranty Agreement from OPL in favor of      Incorporated by Reference to Exhibit 10(t) of OPL's Post-Effective
           GSC dated November 6, 1990.                  Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

   10(x)   Instrument of Conveyance of Basic Tolls      Incorporated by Reference to Exhibit 10(u) of OPL's Post-Effective
           (Series B) among OPCC, UPS, UPS Co.,         Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           Continental Bank and OPL Funding dated
           November 6, 1990.

   10(y)   Series B Loan Agreement and Note between     Incorporated by Reference to Exhibit 10(v) of OPL's Post-Effective
           OPL Funding and OPCC dated November 6,       Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           1990.

   10(z)   Mortgage and Security Agreement between      Incorporated by Reference to Exhibit 10(w) of OPL's Post-Effective
           OPL Funding and OPCC dated November 6,       Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           1990.

   10(aa)  Amended and Restated Trust Indenture and     Incorporated by Reference to Exhibit 10(x) of OPL's Post-Effective
           Security Agreement among OPL Funding,        Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           Overseas Partners Credit, Inc. ("OPL
           Credit") and Continental Bank N.A. as
           trustee, dated November 6, 1990.

   10(bb)  Bond Purchase Agreement among OPL Funding,   Incorporated by Reference to Exhibit 10(y) of OPL's Post-Effective
           UPS, OPL and Salomon Brothers Inc. dated     Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           November 6, 1990.

   10(cc)  Letter Agreement from OPL Funding, UPS and   Incorporated by Reference to Exhibit 10(z) of OPL's Post-Effective
           OPL to each Purchaser of the Bonds dated     Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           November 9, 1990.

   10(dd)  Indemnification Agreement among OPL, OPL     Incorporated by Reference to Exhibit 10(aa) of OPL's Post-Effective
           Funding, OPCC and Continental Bank N.A.,     Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.
           as Trustee, dated November 6, 1990.

   10(ee)  Investment Management Agreement with         Incorporated by Reference to Exhibit 10(ee) of OPL's Annual Report on Form
           Rothschild Asset Management Limited          10-K for the Year Ended December 31, 1992.

   10(ff)  Insurance Underwriting Adviser Agreement     Incorporated by Reference to Exhibit 10(ff) of OPL's Annual Report on Form
           between OPL and Lincoln National             10-K for the Year Ended December 31, 1992.
           Intermediaries, Inc. dated September 3,
           1993.

   10(gg)  Agreement dated as of December 22, 1993,     Incorporated by Reference to Exhibit 99.1 of OPL's Current Report on Form
           among Host Marriott Corporation, Urban       8-K dated January 12, 1994.
           Investment and Development Co. and OPCC.

   10(hh)  Agreement dated as of December 31, 1993,     Incorporated by Reference to Exhibit 99.2 of OPL's Current Report on Form
           between Mascester Company and OPCC.          8-K dated January 12, 1994.

   10(ii)  Amendment dated December 31, 1993 to         Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
           Aircraft Lease Agreement between OPCC and    Form 10-K for the Year Ended December 31, 1993.
           UPS Co. dated May 31, 1990.

   10(jj)  Term Loan Agreement dated as of December     Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
           30, 1994 between Bank of America Illinois    Form 10-K for the Year Ended December 31, 1994.
           and Marriott Urban Boston Venture ("MUBV").

   10(kk)  Guaranty dated as of December 30, 1994 of    Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
           OPCC.                                        Form 10-K for the Year Ended December 31, 1994

   10(ll)  Guaranty dated as of December 30, 1994 of    Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
           OPL.                                         Form 10-K for the Year Ended December 31, 1994

   10(mm)  Investment Management Agreement with         Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
           INVESCO Asset Management Limited.            Form 10-K for the Year Ended December 31, 1994

   10(nn)  Investment Management Agreement with         Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
           Barings International Investment             Form 10-K for the Year Ended December 31, 1994
           Management Limited.

   10(oo)  OPCC 1995 Stock Appreciation Rights Plan.    Incorporated by Reference to Exhibit 10 (ll) of OPL's Annual Report on
                                                        Form 10-K for the Year Ended December 31, 1994

   10(pp)  Purchase and Sale Agreement between OPCC     Incorporated by Reference to Exhibit 10 (pp) of OPL's Annual Report on
           and The Mutual Life Insurance Company of     Form 10-K for the Year Ended December 31, 1996
           New York dated August 9, 1996.

   10(qq)  Bill of Sale and Assignment by and between   Incorporated by Reference to Exhibit 10 (qq) of OPL's Annual Report on
           The Mutual Life Insurance Company of New     Form 10-K for the Year Ended December 31, 1996
           York and Overseas Partners (AFC), Inc.
           dated August 30, 1996.

   10(rr)  Assignment and Assumption of Leases by and   Incorporated by Reference to Exhibit 10 (rr) of OPL's Annual Report on
           between The Mutual Life Insurance Company    Form 10-K for the Year Ended December 31, 1996
           of New York and Overseas Partners (AFC),
           Inc. dated August 30, 1996.

   10(ss)  Assignment and Assumption of Contracts by    Incorporated by Reference to Exhibit 10 (ss) of OPL's Annual Report on
           and between The Mutual Life Insurance        Form 10-K for the Year Ended December 31, 1996
           Company of New York and Overseas Partners
           (AFC), Inc. dated August 30, 1996.

   10(tt)  Promissory Note from Overseas Partners       Incorporated by Reference to Exhibit 10 (tt) of OPL's Annual Report on
           (AFC), Inc. to The Mutual Life Insurance     Form 10-K for the Year Ended December 31, 1996
           Company of New York dated October 23, 1996.

   10(uu)  Deed to Secure Debt, Assignment of Leases    Incorporated by Reference to Exhibit 10 (uu) of OPL's Annual Report on
           and Rents and Security Agreement from        Form 10-K for the Year Ended December 31, 1996
           Overseas Partners (AFC), Inc. to The
           Mutual Life Insurance Company of New York
           dated October 23, 1996.

   10(vv)  Reserve Account Agreement from Overseas      Incorporated by Reference to Exhibit 10 (vv) of OPL's Annual Report on
           Partners (AFC), Inc. and The Mutual Life     Form 10-K for the Year Ended December 31, 1996
           Insurance Company of New York dated
           October 23, 1996.


   10(ww)  Side Letter Agreement Waiving Tax and        Incorporated by Reference to Exhibit 10 (ww) of OPL's Annual Report on
           Insurance Deposits from The Mutual Life      Form 10-K for the Year Ended December 31, 1996
           Insurance Company of New York to Overseas
           Partners (AFC), Inc. dated October 23,
           1996.

   10(xx)  Side Letter Agreement Regarding Audit        Incorporated by Reference to Exhibit 10 (xx) of OPL's Annual Report on
           Certification from The Mutual Life           Form 10-K for the Year Ended December 31, 1996
           Insurance Company of New York to Overseas
           Partners (AFC), Inc. dated October 23,
           1996.

   10(yy)  One Time Transfer Letter from The Mutual     Incorporated by Reference to Exhibit 10 (yy) of OPL's Annual Report on
           Life Insurance Company of New York to        Form 10-K for the Year Ended December 31, 1996
           Overseas Partners (AFC), Inc. dated
           October 23, 1996.

   10(zz)  Guarantee of Payment Related to Leasing      Incorporated by Reference to Exhibit 10 (zz) of OPL's Annual Report on
           between The Mutual Life Insurance Company    Form 10-K for the Year Ended December 31, 1996
           of New York to Overseas Partners (AFC),
           Inc. dated October 23, 1996.

   10(aaa) Purchase and Sale Agreement between OPCC     Incorporated by Reference to Exhibit 10 (aaa) of OPL's Annual Report on
           and 333 Wacker Drive Limited Partnership     Form 10-K for the Year Ended December 31, 1996
           dated December 24, 1996.

   10(bbb) Assignment and Assumption of Leases          Incorporated by Reference to Exhibit 10 (bbb) of OPL's Annual Report on
           between Overseas Partners (333), Inc. and    Form 10-K for the Year Ended December 31, 1996
           333 Wacker Drive Limited Partnership dated
           December 31, 1996.

   10(ccc) Assignment and Assumption of Contracts       Incorporated by Reference to Exhibit 10 (ccc) of OPL's Annual Report on
           between Overseas Partners (333), Inc. and    Form 10-K for the Year Ended December 31, 1996
           333 Wacker Drive Limited Partnership dated
           December 31, 1996.

   10(ddd) Bill of Sale and Assignment by 333 Wacker    Incorporated by Reference to Exhibit 10 (ddd) of OPL's Annual Report on
           Drive Limited Partnership for benefit of     Form 10-K for the Year Ended December 31, 1996
           Overseas Partners (333), Inc. dated
           December 31, 1996.

   10(eee) Purchase and Sale Agreement by and among     Incorporated by Reference to Exhibit 10 (eee) of OPL's Annual Report on
           JMB Realty Corporation, Carlyle Real         Form 10-K for the Year Ended December 31, 1996
           Estate Limited Partnership - XIII, Urban
           Investment and Development Co. and OPCC
           dated December 31, 1996.

   10(fff) First Amendment to Purchase and Sale         Incorporated by Reference to Exhibit 10 (fff) of OPL's Annual Report on
           Agreement by and among JMB Realty            Form 10-K for the Year Ended December 31, 1996
           Corporation, Carlyle Real Estate Limited
           Partnership - XIII, Urban Investment and
           Development Co. and OPCC dated January 23,
           1997.

   10(ggg) Assignment and Assumption of Membership      Incorporated by Reference to Exhibit 10 (ggg) of OPL's Annual Report on
           Interest by JMB Realty Corporation to OPCC   Form 10-K for the Year Ended December 31, 1996
           dated January 23, 1997.

   10(hhh) Assignment and Assumption of Membership      Incorporated by Reference to Exhibit 10 (hhh) of OPL's Annual Report on
           Interest by Urban Investment and             Form 10-K for the Year Ended December 31, 1996
           Development Co. to OPCC dated January 23,
           1997.

   10(iii) Assignment and Assumption of Membership      Incorporated by Reference to Exhibit 10 (iii) of OPL's Annual Report on
           Interest by Carlyle Real Estate Limited      Form 10-K for the Year Ended December 31, 1996
           Partnership - XIII to OPCC dated January
           23, 1997.

   10(jjj) Confirmatory Assumption and Reaffirmation    Incorporated by Reference to Exhibit 10 (jjj) of OPL's Annual Report on
           Agreement by and among Copley Place          Form 10-K for the Year Ended December 31, 1996
           Associates, LLC, Copley Place Associates
           Nominee Corporation, Copley Funding
           Corporation, Copley Financing Corporation
           and The Aetna Casualty and Surety Company
           dated January 23, 1997.

   10(kkk) Certificate of Borrower dated January 23,    Incorporated by Reference to Exhibit 10 (kkk) of OPL's Annual Report on
           1997.                                        Form 10-K for the Year Ended December 31, 1996

   10(lll) Central Area Bill of Sale, Assignment and    Incorporated by Reference to Exhibit 10 (lll) of OPL's Annual Report on
           Assumption Agreement by JMB Realty           Form 10-K for the Year Ended December 31, 1996
           Corporation, Carlyle Real Estate Limited
           Partnership - XIII, Urban Investment and
           Development Co. to Copley Place Associates
           LLC dated January 23, 1997.

   10(mmm) Amended and Restated Limited Liability       Incorporated by Reference to Exhibit 10 (mmm) of OPL's Annual Report on
           Company Agreement of Copley Place            Form 10-K for the Year Ended December 31, 1996
           Associates, LLC dated January 23, 1997.

   10(nnn) Agreement of Merger between Copley Place     Incorporated by Reference to Exhibit 10 (nnn) of OPL's Annual Report on
           Associates and Copley Place Associates,      Form 10-K for the Year Ended December 31, 1996
           LLC dated January 23, 1997.

   10(ooo) Management Agreement by and between Copley   Incorporated by Reference to Exhibit 10 (ooo) of OPL's Annual Report on
           Place Associates, LLC and Overseas           Form 10-K for the Year Ended December 31, 1996
           Management, Inc. dated January 23, 1997.

   10(ppp) Management and Leasing Fee Subordination     Incorporated by Reference to Exhibit 10 (ppp) of OPL's Annual Report on
           Agreement by and among Copley Place          Form 10-K for the Year Ended December 31, 1996
           Associates, LLC, Copley Funding
           Corporation, Copley Financing Corporation,
           The Aetna Casualty and Surety Company and
           Overseas Management, Inc. dated January
           23, 1997.

   10(qqq) Agreement for Purchase of Consulting and     Incorporated by Reference to Exhibit 10 (qqq) of OPL's Annual Report on
           Other Services by and between Overseas       Form 10-K for the Year Ended December 31, 1996
           Management, Inc. and Urban Retail Property
           Co. dated January 23, 1997.

   10(rrr) Consulting Subordination Agreement by and    Incorporated by Reference to Exhibit 10 (rrr) of OPL's Annual Report on
           among Copley Place Associates, LLC, Copley   Form 10-K for the Year Ended December 31, 1996
           Funding Corporation, Copley Financing
           Corporation, The Aetna Casualty and Surety
           Company and Urban Retail Properties Co.
           dated January 23, 1997.

   10(sss) Class A Promissory Note from Copley Place    Incorporated by Reference to Exhibit 10 (sss) of OPL's Annual Report on
           Associates, LLC and Urban Investment and     Form 10-K for the Year Ended December 31, 1997
           Development Co. to the Metropolitan Life
           Insurance Company dated July 30, 1997.

  10(ttt)   Class B Promissory Note from Copley Place    Incorporated by Reference to Exhibit 10 (ttt) of OPL's Annual Report on
            Associates, LLC and Urban Investment and     Form 10-K for the Year Ended December 31, 1997
            Development Co. to the Metropolitan Life
            Insurance Company dated July 30, 1997.

  10(uuu)   Leasehold Mortgage, Security Agreement and   Incorporated by Reference to Exhibit 10 (uuu) of OPL's Annual Report on
            Fixture Financing Statement by Copley        Form 10-K for the Year Ended December 31, 1997
            Place Associates, LLC and Urban Investment
            and Development Co. to Metropolitan Life
            Insurance Company dated July 30, 1997.

  10(vvv)   Assignment of Lessor's Interest in Leases    Incorporated by Reference to Exhibit 10 (vvv) of OPL's Annual Report on
            by Copley Place Associates, LLC to           Form 10-K for the Year Ended December 31, 1997
            Metropolitan Life Insurance Company dated
            July 30, 1997.

  10(www)   Collateral Assignment and Security           Incorporated by Reference to Exhibit 10 (www) of OPL's Annual Report on
            Agreement in regard to Contracts,            Form 10-K for the Year Ended December 31, 1997
            Licenses, Permits, Agreements, Warranties
            and Approvals, to Metropolitan Life
            Insurance Company dated July 30, 1997.

  10(xxx)   Guaranty Agreement made by Overseas          Incorporated by Reference to Exhibit 10 (xxx) of OPL's Annual Report on
            Partners Capital Corp. and JMB Realty        Form 10-K for the Year Ended December 31, 1997
            Corporation in favor of Metropolitan Life
            Insurance Company dated July 30, 1997.

  10(yyy)   Second Amended and Restated Limited          Incorporated by Reference to Exhibit 10 (yyy) of OPL's Annual Report on
            Liability Company Agreement of Copley        Form 10-K for the Year Ended December 31, 1997
            Place Associates, LLC by Overseas Partners
            Capital Corp., JMB Realty Corporation and
            Copley Place Corp., Inc. dated July 30,
            1997.

  10(zzz)  Notice of Direct Lease by Copley Place        Incorporated by Reference to Exhibit 10 (zzz) of OPL's Annual Report on
           Associates, LLC to Urban Investment and       Form 10-K for the Year Ended December 31, 1997
           Development Co. and Massachusetts Turnpike
           Authority dated July 30, 1997.

  10(aaaa)  Confirmation of Direct Lease and Leasehold   Incorporated by Reference to Exhibit 10 (aaaa) of OPL's Annual Report on
            Mortgage by Copley Place Associates, LLC,    Form 10-K for the Year Ended December 31, 1997
            Urban Investment and Development Co. and
            Metropolitan Life Insurance Company dated
            July 30, 1997.

  10(bbbb)  Second Amendment to Amended and Restated     Incorporated by Reference to Exhibit 10 (bbbb) of OPL's Annual Report on
            Facility Lease Agreement among Overseas      Form 10-K for the Year Ended December 31, 1997
            Partners Leasing, Inc., United Parcel
            Services General Services Co. and United
            Parcel Service of America, Inc. Affecting
            340 MacArthur Boulevard.

  10(cccc)  Mortgage, Security Agreement and Fixture     Incorporated by Reference to Exhibit 10 (cccc) of OPL's Annual Report on
            Filing by Overseas Partners (333), Inc.      Form 10-K for the Year Ended December 31, 1997
            and The Prudential Insurance Company of
            America, Inc. dated August 27, 1997.

  10(dddd)  Promissory Note from Overseas Partners       Incorporated by Reference to Exhibit 10 (dddd) of OPL's Annual Report on
            (333), Inc. to The Prudential Insurance      Form 10-K for the Year Ended December 31, 1997
            Company of America, Inc. dated August 28,
            1997.


   10(eeee)  Dartmouth Street Garage Assignment and       Incorporated by Reference to Exhibit 10 (dddd) of OPL's Annual Report on
             Assumption of Ground Lease by and between    Form 10-K for the Year Ended December 31, 1997
             Urban Investment and Development Co. and
             Copley Place Associates, LLC dated January
             23, 1997.

   10(ffff)  Assignment of Agreements by Overseas         Incorporated by Reference to Exhibit 10 (ffff) of OPL's Annual Report on
             Partners (333), Inc. to The Prudential       Form 10-K for the Year Ended December 31, 1997
             Insurance Company of America, Inc. dated
             August 28, 1997.

   10(gggg)  Assignment of Leases and Rents by and from   Incorporated by Reference to Exhibit 10 (gggg) of OPL's Annual Report on
             Overseas Partners (333), Inc. to The         Form 10-K for the Year Ended December 31, 1997
             Prudential Insurance Company of America,
             Inc. dated August 27, 1997.

   10(hhhh)  The Overseas Partners Ltd. and               Incorporated by Reference to Exhibit 10 (hhhh) of OPL's Annual Report on
             Subsidiaries Retirement Plan As Amended      Form 10-K for the Year Ended December 31, 1997
             and Restated Generally Effective January
             1, 1997

   10(iiii)  Agreement of General Partnership of OPL      Incorporated by Reference to Exhibit 10 (iiii) of OPL's Annual Report on
             Group Investment Partnership dated as of     Form 10-K for the Year Ended December 31, 1997
             December 1, 1997.

   10(jjjj)  Purchase and Sale Agreement by and between   Filed herewith.
             Madison Plaza Venture and OPCC dated June
             30, 1998

   10(kkkk)  Assignment and Assumption of Contract        Filed herewith
             Rights by and between OPCC and Overseas
             Partners (Madison Plaza) LLC

   10(llll)  Deed and Money Escrow Trust Agreement from   Filed herewith
             Overseas Partners (Madison Plaza) LLC

   10(mmmm)  Bill of Sale and Assignment by and between   Filed herewith
             Madison Plaza Venture and Overseas
             Partners (Madison Plaza) LLC

   10(nnnn)  Assignment and Assumption of Leases by and   Filed herewith
             between Madison Plaza Venture and Overseas
             Partners (Madison Plaza) LLC

   10(oooo)  Assignment and Assumption of Contracts by    Filed herewith
             and between Madison Plaza Venture and
             Overseas Partners (Madison Plaza) LLC

   10(pppp)  Certificate of Seller by Madison Plaza       Filed herewith
             Venture in favor of Overseas Partners
             (Madison Plaza) LLC

   10(qqqq)  Purchaser's Certificate Regarding            Filed herewith
             Representations and Warranties made by
             Overseas Partners (Madison Plaza) LLC to
             and for the benefit of Madison Plaza
             Venture

   10(rrrr)  Term Loan Promissory Note by Overseas        Filed herewith
             Partners (Madison Plaza) LLC and Bank of
             America National Trust and Savings
             Association

   10(ssss)  Guaranty made by Overseas Partners Ltd.      Filed herewith
             and OPCC in favor of Bank of America
             National Trust and Savings Association


   10(tttt)  Aircraft Purchase Agreement dated as of      Filed herewith
             July 6, 1998 between OPCC and United
             Parcel Service Co.

   10(uuuu)  Investment Manager Agreement by and          Filed herewith
             between Oxford Advisors Ltd. and Overseas
             Partners Ltd.

(27) Financial Data Schedule (For SEC use only)

(99) Additional Exhibits

     99(a)   UPS Custody Arrangements for OPL Common    Incorporated by Reference to Exhibit 28(c) of OPL's Registration
             Stock.                                     Statement (on Form S-1) No. 2-95460.

     99(b)   Amendment to OPL's Bye-Laws.               Incorporated by Reference to OPL's Proxy statement filed July 3,
                                                        1996.

     99(c)   OPL's Specimen Stock Certificate           Incorporated by Reference to Exhibit 99 (c) of OPL's Annual Report
                                                        on Form 10-K for the Year Ended December 31, 1996


b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.



     Date:  November 13, 1998              OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda




                                           By: /S/ BRUCE M. BARONE
                                               -----------------------
                                           BRUCE M. BARONE
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT