Form 10-K405
period 1998-12-31
OVERSEAS PARTNERS LTD
filed 1999-03-31
CIK 740125

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998; OR
                                           -----------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE   TRANSITION PERIOD FROM          TO
                                                           --------    --------
Commission File No. 0-11538
                    -------

                             OVERSEAS PARTNERS LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)


             Islands of Bermuda                                    N/A
---------------------------------------------          -------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES  X .    NO    .
                                                  ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $19.84, the price per share as of January 8, 1999, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $2,496,195,918 as of February 28, 1999.

     The number of shares of Registrant's Common Stock outstanding as of February 28, 1999 was 127,500,000.

                             OVERSEAS PARTNERS LTD.

                                   INDEX 10-K

PART I

Item 1      Business..................................................   1
Item 2      Properties................................................  14
Item 3      Legal Proceedings.........................................  14
Item 4      Submission of Matters to a Vote of Security Holders.......  14
Item 5      Market for Registrant's Common Equity and
            Related Stockholder Matters...............................  15

PART II
Item 6      Selected Financial Data...................................  18
Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of Operation..............  19
Item 7a     Market Risk Disclosures...................................  26
Item 8      Financial Statements and Supplementary Data...............  30
Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................  30

PART III
Item 10     Directors and Executive Officers of the Registrant........  31
Item 11     Executive Compensation....................................  34
Item 12     Security Ownership of Certain Beneficial
            Owners and Management.....................................  38
Item 13     Certain Relationships and Related Transactions............  40

PART IV
Item 14     Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.......................................  42

                                    PART I
                                    ------

Item 1.  Business
-------  --------

GENERAL
-------

     Overseas Partners Ltd. (OPL) is a multi-line treaty reinsurance company headquartered in Bermuda. Unless the context otherwise indicates, the term "Company" refers to one or more of OPL and its consolidated subsidiaries.

     The Company was organized as a corporation under the laws of Bermuda in 1983 as a subsidiary of United Parcel Service of America, Inc. (UPS). On December 31, 1983 UPS paid a special dividend of one share of OPL Common Stock for each UPS share then outstanding to its shareowners of record as of November 18, 1983. The Company's Common Stock is currently owned by approximately 91,000 shareowners and is available for purchase by employees of UPS and OPL.

     OPL's primary business segment is reinsurance. Its largest single reinsurance program is the reinsurance of shipper's risk insurance provided by United States based insurance companies covering loss or damage to packages carried by subsidiaries of UPS. The Company's wholly-owned subsidiary, Overseas Partners Re Ltd. (OP Re), has expanded the lines of reinsurance offered to include accident and health, automobile, aviation, financial reinsurance, marine, property, workers' compensation, and other specialty reinsurance products.

     OPL established another wholly-owned subsidiary, Overseas Partners Assurance Ltd. (OPAL), during 1998 to further enhance and broaden its reinsurance relationships. OPAL will provide rent-a-captive facilities to reinsurance clients, allowing them to participate in the underwriting and investment profits associated with their programs.

     In December 1997, OPL acquired Parcel Insurance Plan, Inc. (PIP), an independent insurance agent that manages the general underwriting of excess value packages for shippers of small parcels. PIP serves commercial shippers across the United States from its St. Louis headquarters. The Fireman's Fund Insurance Company, one of the largest commercial insurers in the U.S., is the underwriter of PIP's policies.

     OPL's other business segment is U.S. real estate and leasing which is conducted through its wholly-owned subsidiary, Overseas Partners Capital Corp.
(OPCC). OPCC's subsidiaries own and manage the Company's real estate and leasing assets located in major centers such as Atlanta, Boston and Chicago.

     The following table provides financial highlights of OPL and its business segments. More information concerning identifiable segment assets, revenues and net income for the years ended 1998, 1997 and 1996 can be found in Note 9 of the Notes to the Consolidated Financial Statements included in "Item 8--Financial Statements and Supplementary Data".

(in thousands)                           1998            1997             1996
---------------------------------------------------------------------------------
Reinsurance:
------------
  Revenue                            $  992,093       $  865,883       $  677,534
---------------------------------------------------------------------------------
  Assets                             $2,849,246       $2,249,045       $1,769,144
---------------------------------------------------------------------------------
  Net underwriting income            $  468,409       $  447,416       $  380,432
---------------------------------------------------------------------------------

Real estate and leasing:
------------------------
  Revenue                            $  265,969       $  269,694       $  170,276
---------------------------------------------------------------------------------
  Assets                             $1,507,772       $1,418,624       $1,423,027
---------------------------------------------------------------------------------
  Operating income                   $   30,797       $   46,509       $   31,595
---------------------------------------------------------------------------------

REINSURANCE SEGMENT
-------------------

Reinsurance Overview
--------------------

     Reinsurance is an arrangement in which a reinsurer agrees to indemnify a "primary" or "ceding" company against all or part of the risks assumed by the primary insurer under a policy or policies it has issued. Primary insurers purchase reinsurance for various reasons, including:

 . protection from catastrophes or multiple losses, . increased underwriting capacity,
 . ability to write larger individual risks, . withdrawal from certain markets or product lines, . reduced financial leverage, and
 .  stability of operating results.

Reinsurance, however, does not discharge the primary insurer from its liability to policyholders.

     There are generally two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company, while facultative reinsurance involves underwriting of individual risks.

     Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Pro rata or proportional reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary insurer. Excess or non-proportional reinsurance refers to reinsurance which indemnifies the primary company for that portion of the loss that exceeds an agreed-upon amount, known as the ceding company's retention or reinsurer's attachment point.

     Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In contrast, premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in pro rata reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company's cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor for producing the business.

     Reinsurers may also purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer's business is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance.

     Reinsurance can be written through professional reinsurance brokers or directly with ceding companies. From a ceding company's perspective, both the broker market and the direct market have advantages and disadvantages. A ceding company's decision to select one market over the other will be influenced by its perception of such advantages and disadvantages relative to the reinsurance coverage being placed.

Reinsurance Activities
----------------------

     OPL's reinsurance activity began with a shipper's risk program -- the reinsuring of insured packages carried by subsidiaries of UPS. UPS is engaged in the transportation of packages in more than 200 countries and territories throughout the world. Customers of UPS may insure their packages for amounts greater than $100 by paying excess value charges, which are currently $0.35 per $100 of declared value, with similar arrangements internationally. Insured values are typically limited to a maximum of $25,000 per occurrence.

     OPL receives premiums equal to the excess value charges received by primary insurers, less appropriate ceding commissions, brokerage and taxes. OPL reimburses the primary insurers for the losses they pay on the package insurance. The primary shipper's risk insurers are subsidiaries of American International Group (AIG), one of the world's largest reinsurers.

     The shipper's risk reinsurance described above has historically been OPL's largest source of revenue, generating $371.8 million, $366.7 million and $381.5 million of premiums earned for 1998, 1997 and 1996, respectively. However, there can be no assurance that UPS or its subsidiaries will continue to offer the shipper's risk insurance to its customers, or if so offered that the primary insurers will continue to reinsure with OPL. UPS regularly reviews its package insurance programs, and its relationships with primary insurers, in view of cost, competition and other factors, and may make changes in such programs at its discretion.

     An adverse resolution of the federal income tax matter referred to in Note 3 in Notes to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data and Item 1 -- Business -- Taxation", could also impact UPS's package insurance practices.

     Over the years, the Company has diversified into a number of lines of reinsurance business. Indeed, the property, aviation, workers' compensation, automobile and auto warranty, marine, accident and health and financial reinsurance programs have been the primary contributors to the recent growth in revenues. The following table provides an analysis of gross premiums written for each of the years ended December 31, 1998, 1997 and 1996:


(in thousands except for percentages)               1998                    1997                   1996
-------------------------------------       ------------------      -------------------     ------------------
Gross reinsurance premiums written:
Shipper's risk                              $371,768       40%      $366,654        51%     $381,493       68%
Property                                     146,749       16%       130,308        18%       22,166        4%
Aviation                                     121,482       13%         6,403         1%          --        --
Workers' compensation                        110,997       12%       102,627        14%       64,982       12%
Automobile and auto warranty                  39,278        4%        63,875         9%       87,051       16%
Marine                                        66,513        7%        31,300         4%          --        --
Accident and health                           56,979        6%         5,000         1%          --        --
Financial reinsurance and other                9,857        1%        14,368         2%        5,694        1%
-------------------------------------------------------------------------------------------------------------
                                            $923,623      100%      $720,535       100%     $561,386      100%
=============================================================================================================

     OPL, and its wholly-owned subsidiary, OP Re, underwrite such reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. In 1998, 99% of gross premiums were written on a treaty basis, the majority of which was proportional business.

     The Company receives underwriting submissions for new and renewal business from independent brokers and ceding reinsurance companies located in the United States and internationally, with brokers providing approximately 80% of the total. The Company's underwriting team builds relationships with key brokers and cedants by explaining its underwriting approach and demonstrating responsiveness to customer needs.

     In 1998, the Company received business from approximately 20 brokers with one broker providing 13% of premiums, excluding shipper's risk. The Company is not committed to accept any business from any particular broker and brokers do not have the authority to bind the Company. The use of brokers enables the Company to operate with a relatively small number of employees and, together with the reduced cost of operating in favorable regulatory and tax environments, results in significantly lower administrative expenses relative to other companies in the industry.

     All business written must meet strict, Board-approved, underwriting standards and minimum risk and return criteria. The Company continues to emphasize those programs with high-frequency, but low-severity loss exposures and stable and predictable underwriting results over a market cycle. The Company will also participate in treaties or facultative contracts with higher claim severity, such as aviation, satellite and financial reinsurance lines, that may expose the Company to significant loss on a program in any particular year. Such programs provide diversification from the rest of the reinsurance portfolio and provide for attractive returns in the long term.

     The Company may or may not act as "lead" reinsurer in the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than the other reinsurers under the treaty, which take smaller positions. In some cases, the Company may suggest changes to any aspect of the treaty even if it does not lead the treaty. The Company may decline to participate in a treaty based upon its assessment of all relevant factors.

     The Company does not separately evaluate each of the individual risks assumed under its treaties and is therefore largely dependent on the original
risk underwriting decisions made by the ceding company.   Such dependence
subjects the Company to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the Company for the risk assumed. In addition, the Company is obligated to pay the ceding company the amount at which claims are settled without participating in the settlement process.

     To mitigate such risks, the Company tries to focus on those ceding companies that effectively manage the underwriting cycle through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with the Company's profitability objectives.
Treaties are reviewed for compliance with the Company's general underwriting standards and certain larger treaties are evaluated in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. The Company, when appropriate, conducts underwriting audits at the offices of ceding companies to ensure that the ceding companies operate within their guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. Claims audits, when appropriate, are also performed in order to evaluate the client's claims handling abilities and practices.

     For both treaty and facultative business, the Company also considers cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

     OPL's reinsurance contracts may include sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, the Company may also work with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. Reinsurance premiums ceded by the Company totalled $14.6 million, $0.5 million and $0.8 million for the years ended December 31, 1998, 1997 and 1996.

Ratings
-------

     OPL and its reinsurance subsidiaries currently have a rating of "A+" (Superior) from A.M. Best, an independent insurance industry rating organization which rates companies on factors of concern to policyholders. A.M. Best states that the "A+" (Superior) rating is assigned to those companies which, in its opinion, have, on balance, achieved superior financial strength, operating performance and market profile when compared to the standards established by A.M. Best and have demonstrated a very strong ability to meet their ongoing obligations to policyholders. The "A+" (Superior) rating is the second highest of fifteen ratings assigned by A.M. Best, which range from "A++" (Superior) to "F" (In liquidation).

     This rating is based upon factors relevant to policyholders and brokers and is not directed toward the protection of investors. The rating is not a recommendation to buy, sell or hold securities.

Claims
------

     The Company's gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from current and prior reinsurance transactions, amounted to approximately $461.9 million and $338.4 million at December 31, 1998 and 1997, respectively. Losses recoverable from reinsurers totalled $6.4 million and $0.5 million as of December 31, 1998 and 1997, respectively. The increase in the liability of $123.5 million during 1998 was due to the growth in the Company's reinsurance business. The gross liability for losses and loss expenses was based on the Company's analysis of reports and individual case estimates received from ceding companies. The liability includes an estimated amount for losses and loss expenses incurred but not reported (IBNR). The adequacy of such reserves is evaluated continuously by management and periodically by independent consulting actuaries. Any resulting adjustments are included in income in the period in which they become known.

     While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for the reinsurer, due primarily to the length of time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the diversity of development patterns among different types of reinsurance treaties or facultative contracts, the necessary reliance on the ceding companies for information regarding reported claims and differing reserving practices among ceding companies.

     To date, the Company has not experienced any material adjustments to reserve estimates for prior periods. However, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future loss development. While the Company has recorded its current best estimate of its liabilities for unpaid losses and loss expenses, it is reasonably possible that these estimated liabilities may increase in the future and that the increase may be material to its results from operations, cash flows and financial position.

Investments
-----------

     The Company maintains cash and a trading portfolio of highly liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. OPL's reinsurance programs provide a significant amount of investment income due to the time lag between receiving premiums and paying claims. Net investment income, including realized and unrealized gains (losses), from the trading portfolio constituted 19%, 22% and 20% of the Company's revenues for the years ending December 31, 1998, 1997 and 1996, respectively.

     The reinsurance investments include global bonds, United States equities (primarily S&P 500 Index), emerging market equities and an investment in a strategic income mutual fund. The fair value of such cash and investments was approximately $2.2 billion at December 31, 1998.

     The Company's investment objective for the trading portfolio is to maximize long-term investment income while ensuring that the level of short-term fluctuations in value is within our risk tolerances. Risk and return objectives are incorporated into an asset allocation model that develops an optimal portfolio of specific asset classes that provides for diversification, enhanced returns and lower overall portfolio volatility. The asset allocation for the trading portfolio as of December 31, 1998, 1997 and 1996 was as follows:


Asset Class                                             1998               1997               1996
--------------------------------------------------------------------------------------------------
U.S. Equities                                            46%                50%                37%
U.S. bonds                                               --                 --                 21%
Global bonds                                             25%                39%                --
Strategic income mutual fund                             19%                --                 --
Emerging market equities                                 10%                11%                 5%
EAFE                                                     --                 --                  6%
Cash                                                     --                 --                  31%
-------------------------------------------------------------------------------------------------
                                                        100%               100%               100%
=================================================================================================

     The trading portfolio returned 12.2%, 13.9% and 10.9% for the years ended December 31, 1998, 1997 and 1996, respectively.

     Most of the Company's reinsurance agreements call for reinsurance premiums and settlements to be paid in United States dollars. In addition, its investments are primarily made in United States dollar denominated securities. OPL and its reinsurance subsidiaries are exempt from Bermuda's currency exchange controls. Their assets are located and their operations are conducted in countries in which, in their opinion, the risks of expropriation are not substantial.

     Information concerning the Company's investment portfolio, including a discussion of the significant market risk associated with the portfolio, can be found in "Item 7A -- Market Risk Disclosures".

Competition
-----------

     The international property and casualty reinsurance markets are highly competitive, and in those markets, there are many reinsurance companies, none of which dominates the industry. Premium rates on certain reinsurance lines of business have been declining as a result of intense competition and the recent oversupply of available capital.

     Competition with respect to the types of reinsurance in which the Company is engaged is based on many factors, including:

 . the perceived overall financial strength of the reinsurer, . claims-paying ability rating by a recognized rating agency, . underwriting expertise,
 . the jurisdictions where the reinsurer is licensed or otherwise authorized, . premiums charged,
 . other terms and conditions of the reinsurance offered, . services offered,
 .  speed of claims payment, and
 .  reputation and experience in lines written.

     The Company competes with numerous reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies for business in the United States and international reinsurance markets. Some of these competitors have greater financial resources than OPL, have been operating for longer than OPL, have licenses to conduct reinsurance business in the United States and key international countries and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. However, OPL's financial strength and stability put it in a position
to compete with these companies.   OPL was ranked as the 23rd largest
reinsurance company in the world, based on premiums written, according to a recent survey published by Standard & Poor's.

     Since 1987, the industry has experienced increased global competition. During this period, primary insurers have retained an increasing portion of their business, which, together with rate pressure at the primary insurance level and ample reinsurance capacity, precluded reinsurance rate improvement and resulted in generally low rates of premium growth, if any. In the early 1990s, several well-capitalized, new, Bermuda-based companies entered the reinsurance industry, and added significant capacity, particularly in the catastrophe reinsurance market, and rendered future rate improvement uncertain. In addition, Lloyd's of London relaxed its requirement that syndicate members have unlimited liability for losses and allowed limited liability investors to join syndicates, thereby increasing the reinsurance capacity at Lloyd's. In 1996, Lloyd's implemented its reconstruction and renewal plan in an attempt to separate past losses from the current market participants and to provide a more secure market going forward. These, and other factors, have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of contract terms in the current marketplace.

     In the future, the Company may face additional competition from other well-capitalized companies or from market participants that may devote more of their capital to the reinsurance business or from the capital markets' entry into insurance and reinsurance investment products. The Company believes that the insurance and reinsurance industries, including reinsurance brokers, will undergo further consolidation and that reinsurers will need significant size and financial strength to compete effectively.

Regulation
----------

     Reinsurance companies are generally regulated by the jurisdictions in which they operate.

     The Company's reinsurance entities OPL, OP Re and OPAL conduct their reinsurance business from their principal offices in Bermuda and are subject to regulation under Bermuda law, which, among other things requires them to register and comply with certain requirements as to capitalization. For purposes of Bermuda insurance law and regulation, OPL, OP Re and OPAL are all considered to be engaged in general business; OPL is the only entity considered to be engaged in long-term business. The minimum paid up share capital to be maintained by OPL, OP Re and OPAL under Bermuda insurance law and regulations is $370,000, $120,000 and $120,000, respectively. These entities must prepare an annual statutory financial return and statutory financial statements in accordance with the requirements of the Bermuda Insurance Act of 1978, amendments thereto and related Regulations, and an annual audit is also required. Each company must also appoint a loss reserve specialist to review and report on the loss reserves of the insurer on an annual basis.

     In addition, OPL, OP Re and OPAL are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or
(ii) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions and other general business insurance reserves. Minimum statutory capital and surplus for OPL, OP Re and OPAL is approximately $60 million, $77 million and $1 million, respectively. As of December 31, 1998, OPL, OP Re and OPAL had approximately $2 billion, $506 million and $25 million, respectively, of statutory capital and surplus in excess of these requirements. Regulatory approval is required to reduce total statutory capital, as set out in the previous year's statutory financial statements, by more than 15%.

     Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However, certain categories of assets, such as unquoted equities, investments in and advances to affiliates, real estate and collateral loans, are not "relevant assets" for purposes of complying with the minimum liquidity ratio with respect to OPL, OP Re and OPAL's general business activities. The exclusion of these types of assets from the definition of relevant assets does not materially affect their ability to satisfy the minimum liquidity ratio. OPL, OP Re and OPAL met these requirements for the years ended December 31, 1998, 1997 and 1996.

     OPL, OPRe, and OPAL are not admitted or authorized to conduct business in any jurisdictions except Bermuda. They do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdictions other than Bermuda and therefore are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory standards adopted by the jurisdictions which regulate the companies to which OPL, OPRe, and OPAL provide life, property and casualty and other reinsurance affect OPL, OPRe, and OPAL indirectly. OPL, OPRe, and OPAL record such transactions on their statutory accounts in a manner that complies with statutory accounting principles required by the Bermuda Insurance Act of 1978.

     From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate alien reinsurers. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, it would be compliant with such laws.

REAL ESTATE AND LEASING SEGMENT
-------------------------------

     An important aspect of the Company's strategy is the ownership of income-producing real estate and leasing assets through subsidiaries of OPCC. Over the past five years, OPCC has assembled a portfolio of Class A properties in three key U.S. markets: Atlanta, Boston and Chicago. At present, the portfolio consists of four large office complexes, one office/retail mixed-use development and a large convention hotel. In addition, OPCC owns two properties and other assets that are leased to major companies.

     An OPCC subsidiary, Overseas Partners Leasing, Inc. (OPLI) owns all of the limited partnership interests, and all stock of the corporate general partner of KMS II Realty Limited Partnership, a Delaware Limited Partnership (KMS II). KMS II owns a 1.5 million square foot regional distribution facility in Manteno, Illinois, which it leases to KMart Corporation. The initial term of the KMart lease expires in 2020 and yearly lease payments are approximately $4.2 million. After the initial term, KMart has the option to extend the lease for ten consecutive terms of five years each. KMart has the option to purchase the KMart facility at the end of the initial term of the lease for a price equal to the fair market value of the KMart facility on that date.

     Until July 8, 1998, OPLI leased five Boeing 757 air package freighters to UPS. The aircraft were sold pursuant to the terms of a purchase option granted to UPS in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds from the sale were approximately $202 million, yielding a gain on sale before income taxes of approximately $12 million. There is a fixed component and a variable component to the rent received on the aircraft lease based on the extent to which the assets have been utilized by UPS. The fixed and variable components of the aircraft lease for 1998, 1997 and 1996 are set forth below.

Lease revenue:
--------------
(in millions)                        1998            1997            1996
--------------------------------------------------------------------------
  Fixed component                    $ 9.9           $17.2           $17.1
  Variable component                   2.5             5.3             6.2
--------------------------------------------------------------------------
                                     $12.4           $22.5           $23.3
--------------------------------------------------------------------------

     OPLI leases its Ramapo Ridge Facility to United Parcel Service General Services Co. (GSC), a subsidiary of UPS, for data processing, telecommunications and operations. The Facility is located on approximately 39 acres of land in Mahwah, New Jersey and consists of an office building, computer center, a central service structure and a parking garage with an area of approximately 562,000 square feet. The initial term of the lease expires in 2019. UPS has an option to purchase the Facility but not the land at its discretion. In 1995, OPLI completed construction of a 27,000 square foot addition to the Facility, which accommodates future expansions of up to 54,000 square feet. OPLI is responsible, at its own cost and expense, for the maintenance of the grounds on which the Facility is located and of the outside walls, roof and structural components of all buildings comprising the facility. GSC is responsible for all other maintenance at the Facility. OPLI is responsible, at its own expense, for maintaining insurance on the Facility and certain types of liability insurance. Rent on the Facility has a fixed component and a variable component, based on the extent to which it is utilized by UPS. The fixed and variable components of the Facility lease for 1998, 1997 and 1996 are set forth below. For further information regarding the fixed component of rent see Note 6 of the Notes to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data."

Lease revenue:
--------------
(in millions)                    1998            1997            1996
--------------------------------------------------------------------------
  Fixed component                    $ 7.3           $ 7.3           $ 7.3
  Variable component                   7.4            12.5            12.7
--------------------------------------------------------------------------
                                     $14.7           $19.8           $20.0
--------------------------------------------------------------------------

     The variable component of lease revenues for the Facility decreased from 1997 due to a toll adjustment in accordance with the terms of the lease. For further information concerning the lease of the aircraft and the facility see "Item 13 -- Certain Relationships and Related Transactions."

     The acquisition of the aircraft and the Facility were financed by two series of privately-placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (OPL Funding), a United States special purpose subsidiary of OPCC incorporated in Delaware. One series, in the principal amount of $171.6 million, is due in 2012; (Series A Bonds) the other, in the principal amount of $73.4 million, is due in 2019. (Series B Bonds) The principal of these bonds is guaranteed by Overseas Partners Credit, Inc. (Overseas Credit), a special purpose subsidiary of OPL incorporated in the Cayman Islands. Overseas Credit's obligations are secured by United States zero coupon treasury notes owned by it and pledged as security to the Trustee for the bondholders. On or prior to the scheduled maturity date of each series of bonds, the zero coupon securities will mature in amounts equal to or exceeding the principal amount of the bonds in that series. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. The right to receive fixed minimum rentals on the Facility is used to collateralize and service the debt interest on the Series B bonds.

     OPLI also owns the Marriott Copley Place Hotel in Boston, Massachusetts. This is 38-story, full service, luxury convention hotel with 1,139 rooms and over 60,000 square feet of meeting and convention space. In 1996, the existing indebtedness on the hotel was refinanced with a 10-year, non-recourse loan in a principal amount of $110.0 million with Metropolitan Life Insurance Company, the principal amount of which was approximately $105.4 million as of December 31, 1998.

     OPLI also owns One Buckhead Plaza, a 20-story office and specialty retail tower located in Buckhead, Atlanta, Georgia's prestigious business community. The building, acquired in November 1995, has 401,104 square feet of rentable office space, 41,825 square feet of rentable retail space, 1,230 parking spaces and 7,830 square feet of storage. As of December 31, 1998, the building was approximately 95% leased. OPLI also has a purchase option on adjacent tracts of land totalling almost 14 acres that expires in November 2000 and a right of first refusal that expires in November 2005. The purchase was financed, in part, with a $35.0 million, 10-year, non-recourse loan with Metropolitan Life Insurance Company, the principal amount of which was approximately $33.3 million as of December 31, 1998.

     In August 1996, an OPCC subsidiary acquired the Atlanta Financial Center, a three-tower office complex also located in Atlanta's Buckhead community with 885,889 square feet of rentable office space and a nine-level parking structure. The complex is currently 96% leased to a variety of tenants. Indebtedness with respect to this property is a $79.9 million, 10-year, non-recourse loan with The Mutual Life Insurance Company of New York, the principal amount of which was approximately $78.2 million as of December 31, 1998.

     In December 1996, a subsidiary of OPCC acquired 333 West Wacker Drive situated in the heart of Chicago's West Loop. This 36-story tower with 826,632 square feet is a defining feature of the Chicago skyline and is currently 84% leased. It was acquired for cash and in 1997 was refinanced in part with a $65.0 million, 15-year, non-recourse loan from The Prudential Insurance Company of America, the principal which was approximately $63.9 million as of December 31, 1998.

     Also in December 1996, an OPCC subsidiary purchased a two-thirds partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston. The four, seven-story towers have 369,152 rentable square feet of retail space, 846,358 rentable square feet of office space and two parking garages. Occupancy rates on the retail and office spaces are currently 99% and 100%, respectively. The property was acquired with a non-recourse mortgage indebtedness to Aetna Casualty and Surety Company in the amount of $210 million as of December 31, 1996, including accrued but not deferred interest. The property was refinanced in 1997 with a $195.0 million, 10-year, non-recourse loan from Metropolitan Life Insurance Company, the principal amount of which was approximately $192.5 million as of December 31, 1998.

     In July 1998, OPCC, through one of its subsidiaries, acquired Madison Plaza located in the West Loop of Chicago's downtown business district. This 45-story Class A office building has 930,075 square feet of rentable space. It was acquired for cash and was refinanced in December 1998 with a $125.0 million, 12-year, non-recourse loan from New York Life Insurance Company.

     OPCC has its own real estate property management company, Overseas Management, Inc. (OMI). With its own employees and third-party service providers, OMI provides on-site management and leasing to all of OPCC's office and retail properties.

     In addition to the real estate properties and zero coupon and corporate bonds held to collateralize the obligations discussed above, OPCC holds an investment position in a real estate investment trust.

     Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 1998, 1997 and 1996 can be found in Notes 6 and 9 of the Notes to the Consolidated Financial Statements included in "Item 8 -- Financial Statements and Supplementary Data".

Real Estate and Leasing Industry
--------------------------------

     The commercial real estate industry offers an interested purchaser a wide array of opportunities depending on the location and type of property they are interested in. OPCC's credit standing and today's attractive interest rates permit OPCC to consider various opportunities in the U.S. real estate market. However, OPCC may become subject to strong competition when demonstrating an interest in a property depending on market conditions and the property OPCC chooses to acquire. OPCC also risks devaluation of real estate currently held if the market takes a sudden downward turn. In consideration of the foregoing, OPCC, through its professional staff and outside consultants, monitors the real estate market closely to ensure that all acquisitions continue to meet the Company's criteria.

     The leasing industry offers users an alternative to the purchase of nearly every type of property and equipment, with varying payment conditions, depending on the type of property and the nature of the user. Depending upon the extent and segment of the leasing market OPCC decides to enter, OPCC may become subject to intense competition. Manufacturers and other leasing companies may provide certain ancillary services which OPCC cannot offer or may offer lease terms which OPCC is unwilling to offer. Demand for leasing also depends upon the availability of and terms by which the acquisition of property can be financed through other means.

TAXATION
--------

     OPL is organized under the laws of the Islands of Bermuda and does not consider itself to carry on business through a permanent establishment in the United States and, therefore, does not expect to be subject to U.S. income taxes (other than withholding taxes on dividend income). Certain of OPL's subsidiaries engage in business in the U.S., primarily OPCC, and as a result, it, but not OPL, is subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

     The United States Internal Revenue Service (IRS) issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company was subject to U.S. taxation in the amount of approximately $53 million, plus additions to tax and interest, for that year. The Company filed a Petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court during the fall of 1997. On February 13, 1998, the IRS indicated that it no longer intended to pursue its position against the Company for 1984. On January 21, 1999, the Court decided and ordered that there is no deficiency in income tax and no additional tax due from the Company for 1984. The IRS also asserted that the Company was subject to U.S. taxation for its 1985 through 1987 taxable years and proposed an aggregate assessment of $240 million of tax, plus additions to tax and interest, for those years. On January 4, 1999, the IRS indicated that it no longer intended to pursue its position against the Company for 1985 through 1987. On December 22, 1998, the IRS issued a Notice of Deficiency with respect to the Company's 1988 through 1990 taxable years in which it asserted that the Company is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

     OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It will vigorously contest the Notice of Deficiency for 1988 through 1990 and will vigorously contest proposed assessments or any future assessments.

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

     Various provisions of the Internal Revenue Code of 1986 (the Code) provides rules designed to approximate current taxation at the shareholder level of certain kinds of income earned by foreign enterprises owned in whole or part by United States residents. Among such provisions are those in Subpart F of the Code, concerned with "controlled foreign corporations," and those concerned with "passive foreign investment companies." If OPL were to be subject to one or more of these provisions, some or all, depending upon the applicable provisions, of the United States shareowners of OPL would be liable for federal income taxes with respect to certain of the earnings of OPL, whether or not an amount equal to such earnings was distributed to such shareowners as a dividend. Such liability is referred to herein as "current taxation."

     Under Subpart F of the Code, the United States shareowners of OPL would be subject to current taxation on income of OPL derived from insuring or reinsuring the risks of its United States shareowners and persons related thereto, but only if (i) such insured or reinsured United States shareowners and related persons were to own at least 20% of the Common Stock of OPL and (ii) such income from the insurance or reinsurance of the risks of its United States shareowners and related persons were to represent at least 20% of OPL's reinsurance income. The reinsurance underwritten by OPL does not currently exceed these limits and management does not expect that these limits will be exceeded in the future. Furthermore, any United States person owning directly or indirectly 10% of the Common Stock of OPL (a United States 10% Shareowner) would be subject to current taxation on their proportionate share of the Subpart F insurance income of OPL if United States 10% Shareholders were to own, in the aggregate, more than 25% of the Common Stock of OPL. Finally, a United States 10% Shareowner would be subject to current taxation on his proportionate share of all Subpart F income of OPL, and of certain other items, if United States 10% Shareowners were to own, in the aggregate, more than 50% of the common stock of OPL. OPL does not believe that any OPL shareowner is currently subject to any of the tax provisions described in this paragraph.

     Under the passive foreign investment company rules, all United States shareowners of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL were "passive income", or if at least 50% (calculated by value) of the average assets of OPL were to produce, or were held for the production of, "passive income". Except as may be provided in future regulations promulgated by the Secretary of the Treasury, income derived by OPL in the active conduct of its reinsurance business does not constitute "passive income", and assets held by OPL that produce solely or are held solely for the production of such income do not constitute "passive assets". Further, under the Subsidiary Look-Through Rules, because OPL owns 100% of the stock of OPCC, OPL is treated as if it held the assets of OPCC and received directly the income of OPCC earned from those assets.

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

EMPLOYEES
---------

     OPL, directly and through its subsidiaries, has 74 employees, 32 in Bermuda, 15 in Atlanta, 21 in St. Louis and 6 in its OMI offices.

     The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

     See "Item 10 -- Directors and Executive Officers of the Registrant" below.

Item 2.  Properties
-------  ----------

     The Company conducts its business from leased office premises in Bermuda, Atlanta and St. Louis. These facilities are generally in good condition and are adequate for the requirements of the Company. For a description of the properties held by the Company for its real estate and leasing activities, see "Item 1--Business--Real Estate and Leasing Segment".

Item 3.  Legal Proceedings
-------  -----------------

     OPL was subject to a tax audit by the IRS for the years 1984 through 1990. The IRS is currently subjecting OPL to a tax audit for the years 1991 through 1994. Information regarding the tax audit is included in Note 3 of the Notes to Consolidated Financial Statements of "Item 8--Financial Statements and Supplementary Data" below. See also "Item 1--Business--Taxation" for a description of the outcome of past IRS assessments and proposed IRS assessments against the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Market Information of OPL Common Stock
--------------------------------------

     OPL's Common Stock is not listed on a securities exchange and is not traded in the organized over-the-counter markets. OPL shares are purchased primarily by employees of OPL and UPS with cash realized from compensation awards and from direct purchases by such employees. OPL repurchases its shares from such employees over prescribed periods following the death, retirement or termination of employment with UPS and OPL as discussed further below.

     The net book value per share of OPL Common Stock is used in determining the price at which OPL will purchase shares from its shareowners. The net book value is determined from OPL's most recently audited balance sheet as reported in its annual report to shareowners.

Net book value per share since January 9, 1997 has been as follows:

                      Date                             Price
       ----------------------------------              ------

       January 9, 1997 to January 7, 1998              $14.24
       January 8, 1998 to January 7, 1999              $17.00
       January 8, 1999 to January 7, 2000              $19.84

There were approximately 91,000 record holders of OPL Common Stock as of February 28, 1999.

Dividend Policy
---------------

     The declaration and payment of future dividends by the Company will be at the discretion of the Board of Directors and will depend on many factors, including the Company's earnings, financial condition, business needs, capital and surplus requirements of the Company's operating subsidiaries and legal and regulatory considerations. The ability of the reinsurance subsidiaries to pay dividends to the Company and the Company's ability to pay dividends to its shareowners are subject to the maintenance of minimum solvency and liquidity margins as required by Bermuda insurance law. (see "Item 1-- Business -- Regulation" for further discussion). At December 31, 1998 the Company could have legally paid dividends in the amount of approximately $1.7 billion.

     It is the intent of the Board to consider the payment of an annual dividend in an amount to be determined on the basis of OPL's earnings, financial condition and capital needs. OPL declared and paid cash dividends in 1998 and 1997 of $1.04 and $0.90 respectively.

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

Description of Registrant's Securities
--------------------------------------

     OPL is authorized to issue 900,000,000 shares of Capital Stock, $0.10 par value per share (Common Stock), of which 127,500,000 were issued and outstanding as of February 28, 1999. It is also authorized to issue 200,000,000 shares of Preference Stock, $0.10 par value per share. At present no shares of Preference Stock have been issued or are outstanding nor are there any plans to issue any such shares.

Transferability of Common Stock
-------------------------------

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

     All transferees of shares hold their shares subject to the same restrictions. Shares previously offered to OPL but not transferred within the 20-day period remain subject to the initial restrictions. Shares of Common Stock may be pledged but they may not be transferred upon foreclosure unless they have first been offered to OPL in the manner described above.

Voting Rights
-------------

     Each share of Common Stock is entitled to one vote in the election of directors and other matters except that any "Substantial Stockholder", as defined in OPL's Bye-Law 28A, is entitled to only one one-hundredth of a vote with respect to each share held by such shareowner which is in excess of 10 percent of OPL's outstanding voting stock. The term Substantial Stockholder is defined to mean any shareowner, other than UPS or any employee benefit plan of OPL or UPS, who is the beneficial owner of more than 10 percent of the voting power of the outstanding shares of OPL entitled to vote generally in the election of directors. There are no limitations imposed by foreign law, or by OPL's Memorandum of Association and Bye-Laws, or by any agreement or other instrument to which OPL is a party or to which it is subject, on the right of shareowners, solely by reason of their citizenship or domicile, to vote Common Stock. Owners of Common Stock are entitled to receive ratably such dividends as are declared by the Board of Directors. Upon liquidation, OPL's shareowners are entitled to share on a pro rata basis in the assets of OPL legally available for distribution to shareowners.

OPL's Purchase Rights
---------------------

     OPL has the right under its Bye-Laws to purchase, at the Company's option, voting shares distributed by UPS or OPL under the Offering by United Parcel Service of America, Inc. and Overseas Partners Ltd. governed by the UPS 1997 Managers and Employees Stock Purchase Plans (the Purchase Plans). UPS held this right from June 1986 to August 7, 1996. Common Stock distributed to employees of UPS and its subsidiaries as incentive awards (including awards under the UPS Managers Incentive Plan and shares distributed pursuant to certain UPS Stock Option Plans) are also subject to purchase at the Company's option following the member's retirement, death or other termination of employment.

     OPL may exercise this right to purchase all or a portion of such shares of a former employee at any time within a period of three years following such termination (if the shareowner owns less than 500 shares of UPS's common stock) or thirteen years (if the shareowner owns 500 or more shares of UPS's common stock). The purchase price will be the net book value of the shares at the time of purchase as described in the market information on OPL Common Stock above. Any transferee of shares of Common Stock owned by recipients of OPL shares will hold the shares subject to this right of purchase by OPL.

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

     During 1998, OPL repurchased 4,868,876 shares from eligible members for approximately $82.8 million.

OPL's Willingness to Purchase Shares
------------------------------------

     OPL has been willing to purchase, for net book value per share, a limited number of shares of OPL Common Stock offered to it.

     During 1998, OPL purchased 2,582,808 shares from shareowners at an aggregate price of approximately $43.9 million. The Company distributed on February 1, 1999 1,677,158 shares of OPL Common Stock, subject to the UPS Managers Stock Trust, under the UPS Managers Incentive Plan to employees of UPS for 1998 Management Incentive Awards.

     Although OPL has indicated its willingness to continue purchasing its stock at the current book value, there can be no assurance of the continuation of this policy. The feasibility of purchase is subject to the continued maintenance by OPL of satisfactory earning and financial condition and of UPS's need for OPL shares for awards under its stock based compensation programs.

Custody Arrangements for Certificates of OPL Common Stock
---------------------------------------------------------

     Each shareowner may elect to have First Union National Bank (FUNB) hold his or her certificates as custodian without cost to the shareowner. FUNB's Employee Shareholder Service Department is located in Philadelphia, PA and can be contacted at the following address:

                           First Union National Bank
                    Employee Shareholder Services Corporate
                                Trust Department
                                 P.O. Box 41784
                             123 South Broad Street
                                Philadelphia, PA
                                   19101-1784

     If the shareowner elects to have FUNB hold the shares of Common Stock in custody, FUNB will have the shares registered in its name and will sell or otherwise dispose of the shares only upon the shareowner's instruction and in conformity with OPL's Bye-Laws. Dividends and other distributions on Common Stock held in custody will be promptly remitted by FUNB to the shareowner. Shareowners will receive periodic statements of the number of shares held by FUNB for their account and of dividends paid on those shares. Notice of any regular or special meeting of shareowners of OPL will be forwarded to shareowners by FUNB, which will vote the shares as directed by the shareowner or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting.

Item 6.  Selected Financial Data
-------  -----------------------

     The following selected financial information should be read in conjunction with OPL's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follow this section. Reference is also made to "Item 1--Business--Real Estate and Leasing Segment" for a discussion of the purchases, sales and financing of real estate and leasing assets. All currency amounts herein are expressed in U.S. dollars.

                       Five-Year Selected Financial Data
                   (in thousands, except per share amounts)


Income Statement Data:
---------------------
Years Ended December 31,
                                                  1998              1997             1996              1995             1994
------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Gross reinsurance premiums written          $  923,623        $  720,535       $  561,386        $  502,527       $  450,627
  Premiums earned                                746,918           639,071          531,088           463,910          432,323
  Reinsurance commission income                    6,124               495               --                --               --
  Real estate and leasing                        266,870           248,580          150,741           125,450          121,758
  Investments                                    238,150           247,431          165,981           150,700           (5,138)
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $1,258,062        $1,135,577       $  847,810        $  740,060       $  548,943
------------------------------------------------------------------------------------------------------------------------------
Net income                                    $  488,297        $  477,115       $  401,225        $  370,799       $  222,444
------------------------------------------------------------------------------------------------------------------------------
Basic and diluted net income per Share        $     3.87        $     3.64       $     2.97        $     2.73       $     1.60
------------------------------------------------------------------------------------------------------------------------------
Cash dividends per share                      $     1.04        $     0.90       $     0.72        $     0.60       $     0.48

Balance Sheet Data:
------------------
December 31,
                                                  1998              1997             1996              1995             1994
------------------------------------------------------------------------------------------------------------------------------
Cash and investments                          $2,609,444        $2,176,893       $1,873,028        $1,650,291       $1,388,697
------------------------------------------------------------------------------------------------------------------------------
Assets:
  Reinsurance                                 $2,849,246        $2,249,045       $1,769,144        $1,649,222       $1,371,311
  Real estate and leasing                     $1,507,772        $1,418,624       $1,423,027        $  770,089       $  714,579
------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $4,357,018        $3,667,669       $3,192,169        $2,419,311       $2,085,890
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                $  875,684        $  758,416       $  713,790        $  436,674       $  402,943
------------------------------------------------------------------------------------------------------------------------------
Members' equity                               $2,524,669        $2,227,162       $1,922,797        $1,631,492       $1,373,931
------------------------------------------------------------------------------------------------------------------------------
Net book value per share                      $    19.84        $    17.00       $    14.24        $    12.00       $     9.88

Item 7.    Management's Discussion and Analysis of
---------  ---------------------------------------
           Financial Condition and Results of Operations
           ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

1998 Compared to 1997
---------------------

(In thousands)                                                1998                   1997
-------------------------------------------------------------------------------------------
Gross premiums written                                     $ 923,623              $ 720,535
Premiums ceded                                               (14,628)                  (451)
-------------------------------------------------------------------------------------------
Net premiums written                                         908,995                720,084
Change in unearned premiums                                 (162,077)               (81,013)
-------------------------------------------------------------------------------------------
Premiums earned                                              746,918                639,071
Commission income                                              6,124                    495
-------------------------------------------------------------------------------------------
                                                             753,042                639,566
-------------------------------------------------------------------------------------------
Losses and loss expenses                                    (404,328)              (331,879)
Commissions, taxes and other                                (108,944)               (80,435)
-------------------------------------------------------------------------------------------
                                                            (513,272)              (412,314)
-------------------------------------------------------------------------------------------
Underwriting income                                        $ 239,770              $ 227,252
-------------------------------------------------------------------------------------------

     Gross reinsurance premiums written increased by $203.1 million for the year ended December 31, 1998. The Company's accident and health, aviation, marine, property, workers' compensation and automobile programs were the largest contributors to this increase with premiums from new programs totalling $345.4 million. Premiums on renewed programs decreased by $5.1 million while programs in run-off contributed $66.0 million less premiums than in 1997. Premiums also decreased by $35.4 million due to the Company's decision not to renew two programs in 1998. Premiums from the Company's shipper's risk program increased by $5.1 million over the same period last year primarily due to the 15-day strike against UPS in August 1997. However, the strike continues to have an impact on premium volume for the shipper's risk program as evidenced by a decline in premium per-UPS workday from $1.48 million in 1997 to $1.44 million in 1998.

     Reinsurance premiums earned increased by $107.8 million for the year ended December 31, 1998. Of this increase, $124.1 million is attributed to 48 new programs written in 1998 offset by a $44.3 million decrease on programs in run-off. An increase of $5.1 million in shipper's risk premiums also contributed to the increase in premiums earned for the period.

     Net underwriting income increased by 5.5% for the year ended December 31, 1998. While the Company's premiums earned increased by 16.9%, the overall combined ratio has also increased from 64.5% to 68.7% as a result of the expansion into new lines of business and the increasingly competitive reinsurance market. Our combined ratio will increase further in future years to the extent that the premiums from our other lines of reinsurance, which have lower margins, continue to grow at a faster rate than the premiums from shipper's risk.

Real Estate and Leasing
-----------------------

(In thousands)                                               1998                 1997
----------------------------------------------------------------------------------------
REVENUE:
Office buildings                                           $130,209             $110,995
Hotel                                                        93,886               91,361
Leasing                                                      30,980               46,224
Gain on sale of Boeing 757 aircraft                          11,795                   --
----------------------------------------------------------------------------------------
                                                            266,870              248,580
----------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                          138,386              126,826
Interest expense                                             58,572               62,442
Depreciation                                                 35,392               32,596
Minority interest in earnings                                 2,822                1,321
----------------------------------------------------------------------------------------
                                                            235,172              223,185
----------------------------------------------------------------------------------------
Real estate and leasing income                             $ 31,698             $ 25,395
----------------------------------------------------------------------------------------

     Office building revenue increased by 17.3% for the year ended December 31, 1998 from $111.0 million for 1997. This increase of $19.2 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Improvements over 1997 occupancy rates at Copley Place also contributed to the increase in office building revenue. Hotel revenue increased $2.5 million due to an increase in room rates and occupancy rates over 1997. Leasing revenue has decreased from $46.2 million in 1997 to $31.0 million in 1998 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998, as well as a $5.1 million decrease in variable toll revenue on the data processing facility lease.

     Operating expenses have increased by $11.6 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel and Copley Place. Interest expense decreased by $3.9 million from 1997. The purchase of Madison Plaza led to additional interest expense in 1998, however, the savings resulting from the sale of the 757s more than offset this increase. Real estate and leasing income for the year ended December 31, 1998 increased by $6.3 million over 1997, as a result of the sale of the 757s and improvements in the profitability of the hotel and Copley Place offset by a decrease in the data processing facility's variable toll revenue.

Investments
-----------

(In thousands)                                               1998                  1997
-----------------------------------------------------------------------------------------
U.S. equities                                              $209,172              $192,576
Emerging markets                                            (57,127)              (20,910)
Fixed income                                                 83,561                49,363
Real estate investment trust certificates                   (12,641)               15,208
Strategic income mutual fund                                  6,495                    --
Other                                                         8,690                11,194
Expenses                                                    (10,412)               (6,153)
-----------------------------------------------------------------------------------------
Investment income                                          $227,738              $241,278
-----------------------------------------------------------------------------------------

     Investment income for the year ended December 31, 1998 decreased by $13.5 million. Despite considerable volatility in equity markets throughout 1998, Standard & Poor's S&P 500 Index generated an unprecedented fourth year of 20%+ returns. Income earned on OPL's U.S. equity portfolio reflected this outcome as investment income increase by $16.6 million from $192.6 million in 1997 to $209.2 million in 1998. Losses from emerging markets grew by $36.2 million compared to 1997 as Asian and Latin American economies experienced deterioration and instability. Global bonds generated $40.7 million more income than in 1997 as investors shifted to government and corporate fixed income securities such as those held by the Company. OPL's real estate investment trusts were similarly impacted by the uncertainty in the capital markets. Investment expenses increased by $4.3 million in 1998 primarily due to the increase in assets under management.

Net Income
----------

     Net income for the year ended December 31, 1998 increased by $11.1 million over 1997 primarily due to the increase in underwriting income. While real estate and leasing continued to show modest growth, investment income declined slightly. Net income per share was $3.87, a $0.23 per share increase over 1997.


1997 Compared to 1996
---------------------
Reinsurance
-----------

(In thousands)                                                 1997                  1996
-------------------------------------------------------------------------------------------
Gross premiums written                                     $ 720,535              $ 561,386
Premiums ceded                                                  (451)                  (825)
-------------------------------------------------------------------------------------------
Net premiums written                                         720,084                560,561
Change in unearned premiums                                  (81,013)               (29,473)
-------------------------------------------------------------------------------------------
Premiums earned                                              639,071                531,088
Commission income                                                495                     --
-------------------------------------------------------------------------------------------
                                                             639,566                531,088
-------------------------------------------------------------------------------------------
Losses and loss expenses                                    (331,879)              (236,293)
Commissions, taxes and other                                 (80,435)               (56,941)
-------------------------------------------------------------------------------------------
                                                            (412,314)              (293,234)
-------------------------------------------------------------------------------------------
Underwriting income                                        $ 227,252              $ 237,854
-------------------------------------------------------------------------------------------

     Gross reinsurance premiums written increased to $720.5 million in the year ended December 31, 1997, from $561.4 million in 1996. The increase of $159.1 million was primarily due to an increase in property premiums of $108.9 million, an increase in workers' compensation premiums of $37.6 million and an increase in automobile reinsurance premiums of $13.9 million. These increases were offset by a decrease of $14.8 million in shipper's risk premiums due to the 15-day strike against UPS in August 1997 and a decrease of $41.8 million from reinsurance programs which were discontinued and are currently in run-off. Two new lines of business introduced in 1997 contributed $42.7 million to gross reinsurance premiums written - aviation and marine programs amounted to $37.7 million and accident and health totalled $5.0 million. The significant increase in property premiums can be attributed primarily to the writing of eight new property programs, which provided $98.7 million in gross premiums written. Workers' compensation premiums increased as a result of one program having a policy period of only eight months in 1996 compared to 12 months in 1997.

     Net underwriting income decreased by $10.6 million over last year since the increases in underwriting income from other reinsurance programs were not sufficient to completely offset the decreased underwriting income from shipper's risk reinsurance.

Real Estate and Leasing
-----------------------

(In thousands)                                               1997                 1996
----------------------------------------------------------------------------------------
REVENUE:
Office buildings                                           $110,995             $ 17,115
Hotel                                                        91,361               86,175
Leasing                                                      46,224               47,451
----------------------------------------------------------------------------------------
                                                            248,580              150,741
----------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                          126,826               79,028
Interest expense                                             62,442               42,156
Depreciation                                                 32,596               17,497
Minority interest in earnings                                 1,321                   --
----------------------------------------------------------------------------------------
                                                            223,185              138,681
----------------------------------------------------------------------------------------
Real estate and leasing income                             $ 25,395             $ 12,060
----------------------------------------------------------------------------------------

     Real estate and leasing revenue increased by $97.8 million over 1996. Office buildings purchased in August and December 1996 generated rents of $97.3 million for 1997 compared to $6.6 million in 1996. Hotel sales increased $5.2 million due to higher room rates and slightly higher occupancy rates. Operating lease rents with UPS decreased $1.2 million due to a reduction in the toll rate structure, consistent with a reduction in the cost of operating the facility, as well as a decrease in operating activity at the data processing facility following the strike against UPS. Operating expenses increased due to increased operating costs for new buildings and increased hotel operating expenses. The acquisition of a two-thirds partnership interest in a retail and office complex, Copley Place, in December 1996 led to minority interest in earnings in 1997 of $1.3 million. Real estate and leasing operating income increased from $12.1 million to $25.4 million in 1997.

Investments
-----------

(In thousands)                                               1997                  1996
-----------------------------------------------------------------------------------------
U.S. equities                                              $192,576              $ 98,634
Emerging markets                                            (20,910)                9,886
Fixed income                                                 49,363                29,779
Real estate investment trust certificates                    15,208                13,816
Other                                                        11,194                13,866
Expenses                                                     (6,153)               (3,868)
-----------------------------------------------------------------------------------------
Investment income                                          $241,278              $162,113
-----------------------------------------------------------------------------------------

     Investment income increased by $79.2 million to $241.3 million in 1997 from $162.1 million in 1996. Income from U.S. equities increased by 95% over 1996 due to the S&P 500 Index returning more than 30% in 1997. However, the International Finance Corporation (IFC) Regional Investable Composite Index returned (15)% leading to losses in emerging markets of $20.9 million compared to income of $9.9 million in 1996. Global bonds generated $19.6 million more income than in 1996 despite a lower allocation of investments in fixed income securities.

Net Income
----------

     Net income increased by $75.9 million over 1996 due to the performance of our investment portfolio. The effects of the decreased shipper's risk reinsurance premiums and underwriting income from the 15-day strike against UPS in August 1997, were offset by improvements in other reinsurance underwriting income and real estate and leasing income. Net income per share was $3.64, a $0.67 per share increase over 1996.

Liquidity and Capital Resources
-------------------------------

     OPL believes that its investments and cash flow from operations are adequate sources of capital and liquidity for the payment of claims, operating expenses and dividends and for its share repurchases. OPL further believes that its strong capital position will permit continued expansion of its reinsurance business, should appropriate opportunities arise. In the event OPL decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or from outside borrowing which OPL believes would be readily available to it.

     OPL's investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium- to long-term market cycle periods. OPL's fixed income portfolio comprises highly liquid debt securities of governments, supranationals, government agencies, financial institutions and utilities. OPL's U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Index.

     Because the liquidity of OPL's investments permits OPL to respond quickly to changing market conditions, OPL's investments are not significantly affected by inflation. Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. OPL will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

     OPL believes that its borrowing capabilities and cash flows from reinsurance, investments and real estate and leasing operations will be a sufficient source of capital for its ongoing operations. On a long-term basis, OPL believes that its resources and available credit capability will continue to be adequate to meet any obligations likely to arise under its existing lines of business. OPL also believes that its resources are sufficient to allow it to underwrite additional reinsurance business as well as to acquire additional capital assets in the future.

Credit Risk
-----------

     Credit risk represents the loss that would occur if a counterparty or issuer failed to perform its contractual obligations. Certain policies and procedures have been established to protect the Company against such losses. Controlling duration by limiting tracking error to known benchmarks, placing limits on exposure to any one counterparty and mandating minimum credit ratings all serve to control the credit exposure associated with the Company's financial instruments.

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

     OPL formed a Year 2000 Committee in May 1998 to evaluate the potential effects of this issue and to ensure that the Company is Year 2000 ready. The Committee is led by a senior member of management and comprises representatives from each of the Company's locations and functional areas. The Committee has developed a formal, written plan, which outlines the required action steps that must be completed prior to the Company's targeted project completion date of June 30, 1999. The Committee makes periodic reports of progress against the plan to the Chief Executive Officer and the Board of Directors.

     The Company has completed inventories of its information technology assets such as computers and software and assessed each item for Year 2000 compliance (that is, the ability of software, systems and equipment to properly handle date data within and between the twentieth and twenty-first centuries). The Company does not believe that it has significant exposure to non-compliant internal information technology systems or assets. The Company has minimal exposure to legacy systems and most hardware and software has either been purchased or upgraded to Year 2000 Compliant technology within the last year. A small number of non-critical systems and assets will be replaced, repaired or retired as part of the Year 2000 initiative.

     The Company's real estate properties and office premises include systems that rely on date sensitive computer programs or embedded chip microprocessors. These systems include controlled access to the premises, elevators and escalators, fire detection and safety systems and telecommunication systems. The Company's worst case scenario is widespread disruption in building operations should programmed systems not correctly recognize the Year 2000. In addition to the potential for lost productivity, any failure of such systems could result in additional claims against the Company from its tenants and other third parties. The Company has identified and contacted all key equipment manufacturers and service providers to assess whether such systems and equipment are Year 2000 compliant. Some assurances have been received from these manufacturers and service providers and the rest are followed up on a regular basis. The Company has identified those items that require repair, remediation or replacement and expects to complete the process of repair, remediation and replacement by June 1999.

     The Company has significant business relationships with investment managers, banks, custodians, reinsurance companies, reinsurance intermediaries and utility companies that provide services and financial reports that are critical to the Company operations. Enquiries have been made, and in most cases assurances received, of the Company's significant business partners to determine their state of readiness for the Year 2000. The Company intends to have additional communication with its key business partners in the 1st half of 1999. There is no assurance that such business partners will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

     The Company's investment portfolio also has exposure to the impact of Year 2000 failures. OPL's fixed income portfolio comprises highly liquid debt securities of governments, government agencies, financial institutions and utilities. OPL's U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Index. A global economic crisis could have a material impact on the Company's investment earnings, however, the likelihood or magnitude of such an event cannot be determined at this point.

     Reinsurance contracts that commence in 1999 may expose the Company to increases in the frequency and severity of claims as a direct result of Year 2000 failures relating to the insureds. Unfavorable outcomes to these claims, particularly for property, aviation and marine exposures, could have a material impact on the Company's financial condition and operations. It is not possible at this time to determine how the Year 2000 issue will impact future claim experience. The Company will continue to exercise underwriting discretion and explore opportunities that may help to reduce this exposure, including the use of policy exclusions, where possible.

     The assessment and remediation phases of its project were complete by December 31, 1998. The Company has not commenced significant testing activity but expects testing of mission critical systems to be completed by June 1999. The Company has developed contingency plans for each of its mission critical systems and functions. For the most part such contingency plans require collation of hard copy audit trail or frequent reviews prior to the year 2000 in order to minimize loss of historical information. In the event that there are computer hardware or software problems that are not revealed until the year 2000 the Company will implement manual procedures and processes. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios which may arise as a result of Year 2000 related computer problems.

     The Company retained an independent legal firm to assess the risks of liability associated with the Company's Year 2000 plan. The legal firm continues to monitor the Company's progress with respect to the plan.

     Any costs incurred by the Company's business partners in connection with their Year 2000 efforts will be borne by those business partners. Any costs incurred in preparing OPL's internal systems and equipment for Year 2000 Compliance are not expected to be material. The costs did not exceed $100,000 for the year ended December 31, 1998.

Safe Harbour Disclosure
-----------------------

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for forward-looking statements. This Annual Report on Form 10K contains forward looking statements made by management that reflect the views and beliefs of the Company with respect to future events and financial performance. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and other similar expressions are intended to identify such forward-looking statements; however, this Form 10K also contains other forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions),
(ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers (vi) losses due to foreign currency exchange rate fluctuations, (vii) ability to collect reinsurance recoverables, (viii) strikes or similar disruptions in the business of UPS or other insureds, (ix) the competitive environment in which the Company operates, (x) the impact of mergers and acquisitions, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, (xiii) risks associated with the introduction of lines of business, and (xiv) the resolution of any proposed or future tax assessments by the IRS against the Company. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

Item 7a.  Market Risk Disclosures
--------  -----------------------

     The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest rates, equity prices and foreign currency rates. The Company does not use derivatives to mitigate market risk. Equity price fluctuations represent the largest market risk factor affecting the Company's financial position due to the significant level of investment in equity securities.

     The Company's financial instruments that are materially exposed to market risks as of December 31, 1998 are:

(In thousands)                                                          FAIR VALUE
----------------------------------------------------------------------------------
Trading portfolio:
  Investment in equity securities:
     United States                                                      $  964,648
     Emerging markets                                                      215,200
     Strategic income mutual fund                                          406,080
     Real estate investment trust certificates                              71,755
  Investment in global fixed income securities                             534,992
----------------------------------------------------------------------------------
                                                                         2,192,675
 Cash and cash equivalents                                                 171,948
----------------------------------------------------------------------------------
Total trading portfolio                                                 $2,364,623
----------------------------------------------------------------------------------

     The Company also maintains a non-trading portfolio, comprising United States zero coupon treasury notes and corporate bonds which collateralize certain of the Company's debt obligations. The Company's non-trading securities are carried at an amortized cost of $244.8 million. The non-trading portfolio also includes $875.7 million of long-term debt issued in connection with the purchase of real estate properties, operating leases and finance leases. The non-trading portfolio does not expose the Company to material market risk. Although the zero coupon securities are exposed to adverse long-term interest rate fluctuations, the Company has the intent and ability to hold such securities to maturity. Therefore, although the Company may experience declines in the fair value of such instruments, there would be no detrimental impact on the Company's earnings as a result of such fluctuations. The Company's long-term debt is issued at fixed rates. As such, interest rate movements would not impact interest expense.

     The majority of the Company's invested assets are classified in a trading portfolio, which comprises both fixed income and equity securities:

 . The fixed income investments include securities issued by United States and foreign governments, supranationals and government agencies. The Company's fixed income portfolio correlates closely with the Solomon Brothers World Government Bond Index (excluding Japan, unhedged).

 . The Company invests in equity markets in both the United States and emerging market countries. The United States equity portfolio is highly correlated with the Standard & Poor's S&P 500 index, while the emerging market equity portfolio is highly correlated with the IFC Index.

 . The Company's equity securities include an investment in a strategic income mutual fund. The mutual fund is benchmarked to a weighted average of the Lehman Intermediate Government/Corporate, Merrill Lynch 1-3 Years Corporate, Merrill Lynch Convertible and Merrill Lynch High Yield Bond Indices.

     The Company records its trading securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Income. Although the investments are classified as trading securities, the Company does not generally buy securities for sale in the near term.

     The Company uses financial modelling and asset allocation techniques to optimize risk and return over the long term (typically up to 10 years). Individual asset classes are selected based on characteristics such as yield, credit quality, currency, liquidity, duration, historical volatility and correlation with other asset classes. Independent investment managers are appointed to execute management-approved investment guidelines. The performance of the investment managers is evaluated at least monthly, including the appropriateness of investments and the acceptability of risk and returns relative to the Company's investment objective.

     The following paragraphs address the significant market risks associated with the Company's trading portfolio as of December 31, 1998.

Interest Rate Risk
-------------------

     The primary exposure to interest rate risk in the trading portfolio relates to fixed income investments. The investment in a strategic income mutual fund is also exposed to interest rate risk. Changes in market interest rates directly impact the market value of such securities. The Company's primary risk exposures are interest rates on fixed rate intermediate-term instruments, both in the United States and internationally. Additionally, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

     The Company's general strategy with respect to fixed income securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations to individual issuers and industry segments and countries. Interest rate risk is managed by maintaining an intermediate duration band. The Company's fixed income securities have an average duration of approximately six years. The Company believes that this duration optimizes the balance between increased yield at the date of purchase and overall interest rate risk.

     The Company does not presently match the duration of assets to meet maturing reinsurance liabilities as the Company presently generates sufficient monthly cash flows from operations to meet such obligations.

Equity Price Risk
-----------------

     OPL invests in equity securities to diversify its exposure to interest rate risk and to enhance total return. The Company's S&P 500 and IFC portfolios are subject to changes in value due to movements in equity prices. In addition, a portion of the strategic income mutual fund is invested in convertible debt securities, whose values are exposed to equity price risk. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee or its country of operation, the relative price of alternative investments or general market conditions.

     OPL attempts to manage this exposure by avoiding concentrations of exposure to individual issuers and industry segments. The Company's IFC portfolio is also diversified with respect to individual country concentrations. However, it is recognized that dramatic downturns in one sector or market can have a knock-on effect on another, resulting in acceleration of correlations and an accumulation of significant losses such as those incurred in the third quarter of 1998.

     In general, equity securities have more year-to-year price volatility than intermediate high-grade fixed income securities. However, returns over longer time frames have been consistently higher. As such, OPL is not necessarily concerned with short-term price volatility, providing that the underlying economic characteristics remain favorable. The Company has adequate capital to absorb short-term equity price volatility.

Foreign Currency Risk
---------------------

     OPL is exposed to foreign currency risk arising from foreign exchange rate fluctuations against the United States dollar on both its global fixed income portfolio and the IFC emerging markets equity portfolio. The principal currencies creating foreign exchange rate risk are the German mark, French franc and United Kingdom pound sterling. Although the IFC portfolio does not expose the Company to material concentration in any one currency, there is some correlation amongst the currencies of emerging market countries.

     The Company does not hedge against the exchange rate risk associated with its investments in foreign countries as it believes that the direct and opportunity costs associated with a hedging program exceed any benefits in the long term.

     OPL's reinsurance operations also have exposure to foreign currency rates, particularly the United Kingdom pound sterling and German mark. This exposure is mitigated by the fact that the Company's reinsurance premiums and related receivables are partially offset by claims incurred and claims liabilities, respectively, denominated in the same currency.

Value at Risk
-------------

     Potential gains or losses from changes in market conditions can be estimated through statistical models that attempt to predict, within a specified confidence level, the maximum loss that could occur over a defined period of time given a certain probability. For example: an investment portfolio with a Value at Risk (VaR) of $10 million for a one year time horizon and a 95% probability, means that there is a 5% chance that the portfolio will lose more than $10 million over a year.

     The Company has performed a VaR analysis to estimate the maximum amount of potential loss in fair value of the Company's cash and investments over a one-year time horizon and at a 95% confidence level. The estimate has been prepared separately for each of the Company's market risk exposures in the trading portfolio. VaR related to the non-trading portfolio has been excluded from this analysis and not reported separately because the amounts were not material.

     The estimates shown in the following table were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and foreign currency exchange rates and equity prices for the 60 months ending December 31, 1998 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a
proxy for risk measurement.   Mean assumptions include no change in annual
interest and foreign currency rates, an 11% return on equity securities and a 5% return on fixed income securities. VaR is a statistical estimate and should not be viewed as predictive of the Company's future financial performance and there can be no assurance that the Company's actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years.

Limitations in the analysis include:

 .  the market risk information is limited by the assumptions and parameters established in creating the related models;
 .  the analysis is based on historical data;
 .  the analysis excludes other significant real estate and reinsurance assets and liabilities;
 . the model assumes that the composition of the Company's assets and liabilities remains unchanged throughout the year

Therefore such models are tools and do not substitute for the experience and judgment of management.

     The VaR for each component of the Company's market risk in the trading portfolio as of December 31, 1998 was (in millions):

Trading portfolio:
  Interest rate risk                                              $ 16.8
  Equity price risk                                                147.4
  Foreign exchange rate risk                                        51.6
       Diversification benefit                                     (76.2)
------------------------------------------------------------------------
                                                                  $139.6
------------------------------------------------------------------------

     Estimated changes in fair value associated with the trading portfolio would have a direct effect on net income. The Company's total VaR includes a diversification benefit since interest rate, equity and currency risks are only partially correlated.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The Consolidated Financial Statements of OPL are filed together with this
Report:  see pages [F-1 to F-17] which are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants
-------  ---------------------------------------------
         on Accounting and Financial Disclosure
         --------------------------------------

     Not applicable.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

Directors
---------

     Set forth below is certain biographical information concerning each of the directors.
-------------------------------------------------------------------------------

Robert J. Clanin                   Age 55                   Director since 1994

     Prior to becoming a director, Bob served as Vice President of OPL from June 1990 to August 1994. He has been Senior Vice President, Treasurer and Chief Financial Officer of UPS since 1994. Bob joined UPS in 1971. In 1979 he was named Wisconsin District Controller and Southwest Region Controller in 1987. He had served as Treasury Manager and then Finance Manager since 1989, prior to assuming his present responsibilities.

-------------------------------------------------------------------------------

D. Scott Davis                     Age 47                   Director since 1999

     Scott was elected President and Chief Executive Officer, and appointed to the Board of Directors of OPL on January 7, 1999. Scott also serves as President of Overseas Partners Capital Corp. (OPCC). Before taking the helm at Overseas Partners Ltd., Scott served as Vice President Finance and Accounting for UPS, where his responsibilities for several years included banking, investments, financial reporting and shareowner relations. A Certified Public Accountant, he was also a trustee for the UPS Retirement Plan and was instrumental in the formation of UPINSCO, the UPS insurance company headquartered in the U.S. Virgin Islands. Prior to joining UPS, Scott was chief financial officer and then chief executive officer of II Morrow, Inc., a technology company based in Salem, Oregon that was acquired by UPS in 1986.

-------------------------------------------------------------------------------

Joseph M. Pyne                     Age 51                   Director since 1995

     Joe is Senior Vice President - Corporate Marketing for UPS. In this capacity, he directs UPS's worldwide marketing efforts in the U.S. and in more than 200 countries and territories served by UPS. Previously, he served as Vice President - U.S. Marketing at UPS. He began his UPS career in 1969 and was promoted to North Central region Business Development Manager in 1984. In 1989 he became National Marketing Planning Manager, and later he headed Marketing for U.S. ground and air delivery services.

-------------------------------------------------------------------------------

Cyril E. Rance                     Age 64                   Director since 1995

     Cyril was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He also has had a long and varied career in civic and government service, including 10 years as a member of the Bermuda Parliament. He is a director of Exel Limited, an insurance holding company, and of several international companies registered in Bermuda.

-------------------------------------------------------------------------------

Edwin H. Reitman                   Age 56                   Director since 1991

     Ed became non-executive Chairman of the Board of Directors in 1995. Previously, he had served as President and Chief Executive Officer since 1991. Ed held the position of Vice President -- Corporate Marketing for UPS from May, 1997 until January 1999, when he announced his retirement from UPS. Previously, he had been President of UPS Europe since April 1995. In that capacity, he had overall responsibility for UPS's operations in Europe, Africa and the Middle East. Ed was Manager of the UPS Legal Department from 1989 until 1995. Ed began serving as legal counsel for the law firm of King & Spalding in February 1999.

-------------------------------------------------------------------------------

Walter A. Scott                    Age 61                   Director since 1995

     Prior to his retirement in September 1994, Walter served as Chairman, President and Chief Executive Officer of ACE Limited, an insurer based in Bermuda. He has served as a director of ACE since 1989 and was a consultant to the Company after his retirement until September 1996. Prior to 1989, Walter served in various senior positions with Primerica Corporation, (now Travelers Corporation), a major publicly owned diversified financial services company. He is also a director of Annuity and Life Re Holdings Ltd., an insurer based in Bermuda.

Executive Officers
------------------

     Listed below is certain information relating to the executive officers of OPL.


Name                   Age                     Officers
---------------------  ---  -----------------------------------------------
Bruce M. Barone         49  President and Chief Executive Officer (1)

Mark R. Bridges         39  Vice President and Treasurer

Thomas E. Butler        54  Vice President and Secretary

D. Scott Davis          47  President and Chief Executive Officer (2)

Michael J. Molletta     43  Vice President, Overseas Partners Capital Corp.

Leopold A. Schmidt      55  Vice President

Joe E.  Strawn          55  President of Parcel Insurance Plan, Inc.

(1) Mr. Barone resigned for personal reasons on December 3, 1998. Bruce served as President and Chief Executive Officer of OPL from December 20, 1995 to December 3, 1998. Previously, he served as Senior Vice President and Chief Operating Officer since 1991, and as Vice President and member of the Executive Committee since before 1990. Bruce had been associated with OPL since its incorporation in 1983. He became an employee of OPL on January 1, 1995. Previously, he had held various senior executive positions at United Parcel Service of America, Inc. since before 1990. He holds an MBA from the Graduate School of Business of Columbia University and is a Certified Public Accountant.

(2) Mr. Davis was appointed President and Chief Executive Officer and director of OPL on January 7, 1999.

Executive Officer Biographical Information
------------------------------------------


     Mr. Bridges serves as Vice President -- Finance and Treasurer.  He also
serves as Vice President and director of OPCC.   He joined OPL in May 1998 from
KPMG Peat Marwick in Bermuda, where he had been a partner since 1988. He qualified as a Member of the Institute of Chartered Accountants in England and Wales in 1983 and was awarded his fellowship in 1994.

     Mr. Butler serves as Vice President -- Law and Secretary of OPL. Mr. Butler has served as Vice President of OPL since June 1990 and Secretary of OPL since August 1994. Mr. Butler has also served as Vice President and Secretary of OPCC, a wholly owned subsidiary of OPL, since 1995 as well as a director. Prior to his OPL service, Mr. Butler had been a member of the UPS Legal Department since before 1990.

     For biographical information on Mr. Scott Davis, see above section on "Directors".

     Mr. Molletta serves as Vice President of OPCC, a wholly-owned subsidiary of OPL, since December 7, 1994. He also has served as President of OMI since January 13, 1998. Prior to Mr. Molletta's OPCC duties, he was a member of the UPS Finance and Accounting Department since before 1990.

     Mr. Schmidt serves as Vice President -- Underwriting of OPL. He has also served as Vice President and director of OPCC since 1994. Prior to Mr. Schmidt's OPL duties, he had been a member of the UPS Financial Planning Department since before 1990.

     Mr. Strawn served as President of Parcel Insurance Plan, Inc., a wholly-owned subsidiary of OPL from December 1, 1997. He retired on February 1, 1999 ending an eight year tenure with the company. Before joining PIP as head of sales and marketing, Joe worked for the Fireman's Fund Insurance Company for 24 years.

     The officers of OPL serve at the pleasure of the Board of Directors.

Item 11.  Executive Compensation
--------  ----------------------

Summary Compensation Table
--------------------------

     The following table shows the compensation paid or to be paid by OPL or any of its subsidiaries in 1998, 1997 and 1996 to the following Named Executive Officers in all capacities in which they served:

                                                                                           Long-term
                                                    Annual Compensation                  Compensation

---------------------------------------------------------------------------------------------------------------------------------
                                                                                      Stock Appreciation
                                                                  Other Annual            Rights (6)              All Other
Name and Principal Position         Year   Salary    Bonus      Compensation (4)                               Compensation (5)

---------------------------------------------------------------------------------------------------------------------------------
Bruce M. Barone                     1998  $274,125   $63,180            $234,757                 18,791                $285,659
 President and Chief                1997  $243,750   $71,740            $234,035                 13,870                $     --
    Executive Officer (1)           1996  $212,500   $57,300            $ 54,001                 13,267                $     --

Thomas E. Butler                    1998  $132,500   $35,586            $153,702                  5,474                $     --
  Vice President and Secretary      1997  $126,250   $40,512            $132,851                  3,832                $     --
                                    1996  $120,000   $34,762            $     --                  3,996                $     --
Mark R. Bridges                     1998  $104,000  $     --            $ 84,375                     --                $     --
  Vice President and Treasurer (2)
D. Scott Davis                      1998  $     --  $     --            $     --               $     --                $     --
   President and Chief Executive
     Officer  (3)
Michael J. Molletta                 1998  $126,250   $29,160            $     --                  4,013                $     --
  Vice President                    1997  $112,500   $34,604            $     --                  2,561                $     --
                                    1996  $102,500   $29,701            $     --                  2,561                $     --
Leopold A. Schmidt                  1998  $142,500   $37,098            $151,260                  5,888                $     --
  Vice President                    1997  $131,250   $37,980            $165,675                  3,983                $     --
                                    1996  $112,500   $30,560            $ 27,905                  3,747                $     --
Joe E. Strawn                       1998  $168,750  $     --            $     --                     --                $     --
 President of Parcel Insurance      1997  $ 13,500  $     --            $     --                     --                $     --
  Plan, Inc.


(1)  Mr. Barone resigned for personal reasons on December 3, 1998.
(2)  Mr. Bridges commenced employment with OPL in May 1998.
(3)  Mr. Davis was appointed President and CEO on January 7, 1999.
(4) Other annual compensation consists of cost of living allowances, and for Messrs. Barone, Butler, Schmidt and Davis, reimbursement of additional U.S. income taxes paid as a result of the foreign assignment. These allowances are intended to permit such executives to maintain comparable living standards. Mr. Barone and Mr. Schmidt became Bermuda residents in September and November of 1996, respectively. Mr. Butler became a Bermuda resident in January 1997.
(5) These payments were made in connection with Mr. Barone's agreement, dated December 18, 1998, and included $85,625 for reimbursement of relocation expenses, $137,286 for his bonus paid before December 31, 1998, generally paid in January of 1999, $48,000 for rent and $14,748 paid for reimbursement of reasonable attorney's fees.
(6)  Number of shares underlying Stock Appreciation Rights granted.

Stock Appreciation Rights - Grants
----------------------------------

     The following table sets forth information concerning grants of Stock Appreciation Rights to the Named Executive Officers in 1998:


                                       % of Total                                Potential Realizable Value at Assumed Annual Rates
                                     Rights Granted                                 of OPL Stock Appreciation for Rights Term (3)
                            Rights         to         Appreciation   Expiration  --------------------------------------------------
Name                        Granted    Employees        Base (1)      Date (2)                5%                      10%
----------------------------------------------------------------------------------------------------------------------------------
Bruce M. Barone              18,791        39%         $17.00         9/30/03               $88,257                 $195,026

Mark R. Bridges                  --        --          $   --              --               $    --                 $     --

Thomas E. Butler              5,474        11%         $17.00         9/30/03               $25,710                 $ 56,813

D. Scott Davis                   --        --          $   --              --               $    --                 $     --

Michael J. Molletta           4,013         8%         $17.00         9/30/03               $18,848                 $ 41,650

Joe E. Strawn                    --        --          $   --              --               $    --                 $     --

Leopold A. Schmidt            5,888        12%         $17.00         9/30/03               $27,655                 $ 61,110

(1)  Represents the price of OPL Common Stock on the date of grant.
(2) Generally, Rights may not be exercised until the expiration of five years from the date of grant, and then only during a 30-day period following the mailing date of OPL's Annual Report on Form 10-K for the prior year.
(3) Based on actual term of Stock Appreciation Right and annual compounding. The dollar amounts in these columns are the result of calculations at the assumed appreciation rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of shares of Common Stock.

Stock Appreciation Rights Exercises and Holdings
------------------------------------------------

     The following table sets forth information concerning Stock Appreciation Rights exercised in 1998 by the Named Executive Officers and the value of their unexercised Rights on December 31, 1998.


                      Aggregated Stock Appreciation Rights Exercised in 1998 and Year-End Rights Value
                      --------------------------------------------------------------------------------
                          Number of                            Number of Unexercised          Value of Unexercised
                            Shares                                Rights at 12/31/98            Rights at 12/31/98
                          Underlying         Value Realized  ----------------------------------------------------------
Name                   Rights Exercised      Upon Exercise   Exercisable  Unexercisable  Exercisable  Unexercisable (1)
-----------------------------------------------------------------------------------------------------------------------
Bruce M. Barone              6,799          $    65,270           --         58,162        $    --       $  363,858

Mark R. Bridges                 --          $        --           --             --        $    --       $       --

Thomas E. Butler             4,420          $    42,432           --         21,582        $    --       $  155,364

D. Scott Davis                  --          $        --           --             --        $    --       $       --

Michael J. Molletta          1,877          $    18,019           --         13,532        $    --       $   91,552

Joe E. Strawn                   --          $        --           --             --        $    --       $      --

Leopold A. Schmidt           1,785          $    17,136           --         19,754        $    --       $ 132,287

(1) Based on net book value per share of OPL Common Stock as of December 31, 1998 minus exercise price.

Retirement Plans
----------------

     The following table shows the estimated annual retirement benefit payable under OPL's Retirement Plan and Coordinating Benefit Plan (the Plans) at age 65 on a single life only annuity basis to participating employees, including the Named Executive Officers, who are also entitled to receive $16,008 per year (maximum currently payable) in primary Social Security benefits:

Pension Plan Table
------------------

                                         Estimated Annual Retirement Benefits (as of 12/31/98)
                                                 For Years of Service (1) (2) (3) (4)
                          ---------------------------------------------------------------------------------
Average Remuneration             15 Years            20 Years            25 Years            30 Years
-----------------------------------------------------------------------------------------------------------
       $   125,000                    $ 27,248            $ 36,327            $ 45,417             $ 54,596
       $   150,000                    $ 33,498            $ 44,659            $ 55,834             $ 66,996
       $   175,000                    $ 39,748            $ 52,992            $ 66,252             $ 79,496
       $   200,000                    $ 45,998            $ 61,324            $ 76,669             $ 91,996
       $   225,000                    $ 52,248            $ 69,657            $ 87,087             $104,496
       $   250,000                    $ 58,498            $ 77,989            $ 97,504             $116,996
       $   300,000                    $ 70,998            $ 94,654            $118,339             $141,996
       $   400,000                    $ 95,998            $127,984            $160,009             $191,996
       $   450,000                    $108,498            $144,649            $180,844             $216,996
       $   500,000                    $120,998            $161,314            $201,679             $241,996

(1) Under the OPL Retirement Plan, participants receive credit for prior service with UPS. In the case of participants with UPS deferred vested benefits, OPL is responsible for the difference between the amounts shown above and the amounts such participants receive from UPS at retirement.
(2) Amounts exceeding $130,000 would be paid pursuant to OPCC's Coordinating Benefit Plan.
(3) For 1998, no more than $160,000 (which is adjusted from time to time by the Internal Revenue Service) of cash compensation could be taken into account in calculating benefits payable under OPL Retirement Plan.
(4) Participants who elect payment forms with survivor options will receive lesser monthly amounts than those shown in the above table.

     The compensation covered by the Plans whose benefits are summarized in the table above includes salary plus bonus. The Covered Compensation for each participant in the Plans is the average Covered Compensation of the participant during the five highest consecutive years out of the last ten full calendar years of service.

     Estimated or actual credited years of service under the Plans to the Named Executive Officers was as follows: Barone - 22 years, Butler - 30 years, Molletta - 21 years, Schmidt - 30 years and Strawn - 1 year.

     The Plans permit participants with 25 or more years of benefit service to retire as early as age 55 with no or only a limited reduction in the amount of their monthly benefits.

Compensation of Directors
-------------------------

     Directors who are employees of OPL receive no additional compensation for their service as directors or as members of committees appointed by the Board of Directors. Other directors receive an annual fee of $40,000. Members of the Audit, Compensation, Nominating, and Underwriting Committees who are not employees of OPL receive an additional fee of $1,250 for each Committee meeting they attend.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     Two members of the Compensation Committee of the Board of Directors of OPL were officers of OPL prior to 1998. Robert J. Clanin served as Vice President of OPL from 1990 until 1994, and Edwin H. Reitman served as President and Chief Executive Officer of OPL from 1991 until 1995. Mr. Reitman serves as legal counsel for the law firm King & Spalding, which has been retained by OPL to provide legal services.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements
------------

     Bruce M. Barone resigned from OPL as President, Chief Executive Officer and Director, as of December 3, 1998. On December 18, 1998, OPL entered into an agreement with Mr. Barone. The agreement contained non-competition provisions and provided for certain payments and benefits, including those set forth in the Compensation Table at page 34. In addition, Mr. Barone will receive monthly consulting fees through December 2001, continued payment of health insurance premiums until Mr. Barone becomes covered under another group medical plan, and cash payments equal to the payments Mr. Barone would have received under his stock appreciation rights had he remained with OPL for the term of the rights. As in prior years, Mr. Barone will also receive a tax equalization payment with respect to his 1998 income. Under the agreement, Mr. Barone will also receive retirement benefits when he becomes eligible, as if he had been 55 years old when he resigned (but without credit for service during the intervening years).

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Stock Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------

     Set forth below is information relating to the beneficial ownership of OPL Common Stock by (i) each director or director nominee, (ii) the Chief Executive Officer and the Named Executive Officers, and (iii) all directors and executive officers as a group. All shares are owned of record and beneficially, and each person and group identified has sole voting and investment power with respect to such shares, except as otherwise indicated.

No individual or group known to the Company beneficially owns more than five percent of the outstanding shares of the Company.

                                                            Common Stock Held as of February 28, 1999(1)
                                          -----------------------------------------------------------------------------
                                                                       Additional Shares in
                                                                       which the Director or
                                                                          Nominee has, or
                                                                        Participates in the
                                              Shares Beneficially      Voting or Investment     Total Shares and Percent
                   Name                            Owned (2)                 Power (3)                  of Class
-----------------------------------------------------------------------------------------------------------------------
Bruce M. Barone
  54 Atkinson Lane
  Sudbury, MA 01776                                  32,610                      --                    32,610 (0.03%)
Mark R. Bridges
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                            3,560                      --                     3,560 (0.00%)
Thomas E. Butler
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                           16,186                      --                    16,186 (0.01%)
Robert J. Clanin
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                  38,693                   5,649,355             5,688,048 (4.46%)
D. Scott Davis
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                           13,119                      --                    13,119 (0.01%)
Michael J. Molletta
  115 Perimeter Center Place
  Suite 940                                                                      --                     9,577 (0.01%)
  Atlanta, GA 30346                                   9,577
Joseph M. Pyne
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                  21,304                      --                    21,304 (0.02%)
Cyril E. Rance
  Blue Anchorage
  No. 6 Agars Hill - Point Shares
  Pembroke, HM 05, Bermuda                            1,500                      --                     1,500 (0.00%)

                                                            Common Stock Held as of February 28, 1999(1)
                                          -----------------------------------------------------------------------------
                                                                       Additional Shares in
                                                                       which the Director or
                                                                          Nominee has, or
                                                                        Participates in the
                                              Shares Beneficially      Voting or Investment     Total Shares and Percent
                   Name                            Owned (2)                 Power (3)                  of Class
-----------------------------------------------------------------------------------------------------------------------
Edwin H. Reitman
  6304 Alexander Circle
  Atlanta, GA 30326                                   37,391                       --           37,391 (0.03%)
Leopold A. Schmidt
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                            36,783                       --           36,783 (0.03%)
Walter A. Scott
  c/o Tempest Re
  Par-la-Ville Place
  14 Par-la-Ville Road
  Hamilton, HM 08, Bermuda                             1,500                       --            1,500 (0.00%)
Joe E. Strawn
  556 Conway Village Dr.
  St. Louis, MO 63141                                  5,220                       --            5,220 (0.00%)
All directors and executive officers
as a group (10 persons) (4)                          179,613                5,649,355        5,828,968 (4.57%)

(1) These holdings are reported in accordance with regulations of the Securities and Exchange Commission (SEC) requiring the disclosure of shares as to which directors and officers hold voting or disposition power, notwithstanding the fact that they are held in a fiduciary, rather than a personal, capacity and that the power is shared among a number of fiduciaries including, in several cases, corporate trustees, directors or other persons who are neither officers nor directors of OPL.

(2) The amounts shown in this column include an aggregate of 27,871 shares owned by or held in trust for members of the families of Messrs. Barone, Butler, Clanin, and Schmidt to which they disclaim beneficial ownership.

(3) Neither the directors, nominees, other officers nor members of their families, have any ownership rights in the shares listed in this column. Of the shares 5,312,193 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.

(4) All directors and officers as a group are totalled as of February 28, 1999. As such, Mr. Barone and Mr. Strawn have been excluded from the total as Mr. Barone resigned from the Company as of December 3, 1998 and Mr. Strawn retired from Parcel Insurance Plan, Inc. as of February 1, 1999.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

Common Relationships With UPS
-----------------------------

     OPL was organized under Bermuda law in June 1983 by UPS. On December 31, 1983, prior to commencing operations, OPL was spun off when UPS paid a special dividend to shareowners of one share of Common Stock for each share of UPS Common Stock outstanding as of November 18, 1983, resulting in the distribution of approximately 97% of the outstanding Common Stock.

     OPL was organized to reinsure shipper's risks relating to packages carried by subsidiaries of UPS as a common carrier as well as to underwrite other reinsurance for insureds unaffiliated with UPS. Since commencing operations on January 1, 1984, OPL's primary reinsurance business has been reinsuring insurance issued by United States-based insurance companies unaffiliated with UPS or OPL. This reinsurance covers the risk of loss or damage to shippers' packages carried by UPS's subsidiaries and unaffiliated foreign common carriers whose declared value exceeds $100 or equivalent in foreign currency. The reinsurance of shipper's risk insurance does not involve transactions conducted between UPS and OPL. Various subsidiaries of American International Group, Inc., (an insurance company unaffiliated with OPL or UPS) insure customer packages in return for premiums paid by the customers. OPL reinsures these primary insurers, whose premium payments constitute OPL's largest source of revenues and profits. Reinsurance premiums earned by OPL for reinsuring these risks from January 1, 1998 to December 31, 1998 were $371.8 million or 29.6% of OPL's 1998 revenues, a reduction from 32.3% in 1997. OPL's reinsurance business has also included reinsurance of workers' compensation insurance issued by another unaffiliated United States-based insurance company covering risks of a UPS subsidiary in the State of California.

     Several members of OPL's Board of Directors served as officers of UPS during 1998. Mr. Robert J. Clanin has served as Vice President, Treasurer and Chief Financial Officer of UPS since 1994; Mr. Joseph M. Pyne serves as Senior Vice President -- Corporate Marketing of UPS; Mr. Edwin H. Reitman served as Vice President -- Corporate Marketing at UPS from May 1997 until December 1998 and Mr. D. Scott Davis served as Vice President -- Finance and Accounting for UPS. As such these individuals had an interest in transactions occurring between the Company and UPS in 1998. In considering which risks related to UPS's business to reinsure, directors of OPL who are also officers and shareowners of UPS must consider the impact of their business decisions on each of the two companies. Although prevailing market conditions are among the factors considered by them in making such decisions, there can be no assurance that transactions relating to the two companies will be on the most favorable terms that could be obtained by either party in the open market. OPL does not have any formal conflict resolution procedures. Nevertheless, in connection with the reinsurance by OPL of risks related to the business of UPS, OPL believes that the rates charged by the primary insurers reinsured by OPL are competitive with those charged to shippers utilizing other carriers.

     OPL's business has included leasing certain aircraft and real property to subsidiaries of UPS through OPLI. OPLI is a wholly owned subsidiary of OPL and OPL has guaranteed OPLI's performance of the leasing arrangements described below. In December 1989, OPLI acquired from UPS the Ramapo Ridge facility. Beginning in July 1990, the Facility was leased to UPS for an initial term ending in 2019. UPS uses the Facility as a data processing, telecommunications and operations center. Lease payments have fixed and variable components. The fixed component provides for aggregate lease payments of approximately $216 million over the initial term of the lease. The variable component of the lease payments is based on the number of customer accounts maintained by UPS.

In December 1989, OPLI acquired from UPS for approximately $67.9 million its rights to purchase from the Boeing Company five 757 aircraft which were then being manufactured. The aircraft were delivered to OPLI in 1990 and were leased to UPS until July 8, 1998. On that date, the aircraft were sold pursuant to the terms of a purchase option granted to United Parcel Service Co. in a May 31, 1990 Aircraft Lease Agreement between the parties. The sales price was calculated according to a Termination Value as specified in the Aircraft Lease Agreement. Proceeds from the sale were approximately $202 million, yielding a gain on sale before income taxes of approximately $12 million.

     OPLI has irrevocably assigned the right to receive the fixed component of rentals on the Facility lease to its subsidiary, OPL Funding Corp. (OPL Funding), a Delaware corporation. OPL Funding pledged its interest in these payments to secure bonds issued to finance the acquisition of the leased assets. UPS's obligation to pay the fixed rentals to OPL Funding is absolute and unconditional during the initial term of each lease, and continues after an early lease termination unless UPS pays to OPL Funding an amount sufficient to
defease the remaining interest payments on the bonds.   In the event that OPLI
fails to pay certain income taxes, UPS is obligated to pay additional rentals to
provide for such taxes.   OPLI is required to reimburse UPS the amount of any
such termination or tax payments.

     At the conclusion of the lease, UPS may purchase the Facility at fair market value. UPS has an option to purchase the land on which the Facility is located, but not the buildings, from OPCC in 2050 for approximately $63.7 million, subject to certain adjustments for increases in the fair market value of the land. In 1998, OPCC and its subsidiary received rental payments of approximately $27.1 million in the aggregate from UPS pursuant to the leases described above.

Other Transactions
------------------

     OPL retained the services of the law firm King & Spalding in 1998. Mr. Edwin H. Reitman, a director of OPL, began serving as legal counsel for this firm in February 1999.

Section 16(a) Filings
---------------------

     Based solely on the review of the forms required by Section 16(a) of the Securities Exchange Act of 1934 that have been filed, and written representation that no other forms are required, OPL believes that all filing requirements applicable to its officers and directors have been complied with. There are no beneficial owners known to the Company that own more than 10% percent of the outstanding shares of the Company's Common Stock.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

     (a)  1.  Financial Statements.
              - See Index to Financial Statements and Financial Statement
                Schedules at page F-1

          2.  Financial Statement Schedules.
              - See Index to Financial Statements and Financial Statement
                Schedules at page F-1

          3.  List of Exhibits.
              - See Exhibit Index at page E-1

     (b)  Reports on Form 8-K.
          - No reports on Form 8-K were filed during the quarter ended December 31, 1998.

     (c)  Exhibits required by Item 601 of Regulation S-K.
          - See Exhibit Index at page E-1

                            OVERSEAS PARTNERS LTD.
                               AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS
                       AND SCHEDULES COMPRISING ITEMS 8
                        AND 14(a) OF THE ANNUAL REPORT
                        ON FORM 10-K TO THE SECURITIES
                            AND EXCHANGE COMMISSION

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Item 8.      Financial Statements                                   Page Number
-------      --------------------                                   -----------
             Independent Auditors' Report                               F-2

             Consolidated Balance Sheets
             December 31, 1998 and 1997                                 F-3

             Consolidated Statements of Income
             years ended December 31, 1998, 1997, and 1996              F-4

             Consolidated Statements of Members'
             Equity years ended December 31, 1998, 1997 and 1996        F-5

             Consolidated Statements of Cash Flows
             years ended December 31, 1998, 1997 and 1996               F-6

             Notes to Consolidated Financial Statements
             years ended December 31, 1998, 1997 and 1996               F-7
                                                                         to
                                                                        F-17
Item 14(a).  Financial Statement Schedules
-----------  -----------------------------

             All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, members' equity, and cash flows for each of the years in the 3 year-period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE

Hamilton, Bermuda
January 7, 1999

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 1998 and 1997
(In thousands, except share and per share amounts)
--------------------------------------------------
                                                                                               1998       1997
                                                                                           -----------  ----------
ASSETS:
Investments:
 Trading, at fair value-
  Debt securities (amortized cost 1998-$507,776, 1997-$644,863)                            $  534,992   $  642,002
  Equity securities (cost 1998-$1,353,253, 1997-$882,177)                                   1,657,683    1,099,234
  Short-term investments (cost 1998-$0, 1997-$20,854)                                              --       21,519
 Held to maturity, at amortized cost-
  Restricted (fair value 1998-$292,236, 1997-$91,093)                                         244,821       59,082
------------------------------------------------------------------------------------------------------------------
                                                                                            2,437,496    1,821,837
Cash and cash equivalents                                                                     171,948      355,056
Interest and premiums receivable                                                              347,056      144,869
Rentals receivable                                                                             28,054       14,929
Deposits with insurers                                                                        119,164       74,162
Deferred acquisition costs                                                                     79,450       47,701
Real estate and leasing:
 Operating leases with UPS                                                                    101,340      297,708
 Finance leases                                                                                46,779       48,035
 Hotel                                                                                        164,601      167,333
 Office buildings                                                                             810,033      621,346
Other assets:
 Common stock held for stock plans                                                                 --       24,859
 Goodwill                                                                                      22,242       24,756
 Other                                                                                         28,855       25,078
------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $4,357,018   $3,667,669
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                           $  461,891   $  338,425
Unearned premiums                                                                             347,503      185,425
Accounts payable and other accruals                                                            83,695       48,225
Deferred income taxes                                                                          18,565       64,478
Long-term debt                                                                                875,684      758,416
Minority interest                                                                              45,011       45,538
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           1,832,349   $1,440,507
------------------------------------------------------------------------------------------------------------------
Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued            --           --
Common Stock, par value, $0.10 per share; authorized 900 million shares; issued and
  outstanding, 127.5 million shares in 1998 and 131 million shares in 1997                     12,750       13,100
Contributed surplus                                                                            39,757       26,642
Retained earnings                                                                           2,476,865    2,187,420
Treasury stock (276,662 shares), at cost                                                       (4,703)          --
------------------------------------------------------------------------------------------------------------------
Total members' equity                                                                       2,524,669    2,227,162
------------------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                                      $4,357,018   $3,667,669
------------------------------------------------------------------------------------------------------------------
Net book value per share                                                                   $    19.84   $    17.00
------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 1998, 1997 and 1996
(In thousands, except per share amounts)
----------------------------------------
                                                               1998         1997         1996
                                                            -----------  -----------  ----------
Revenues:
  Gross reinsurance premiums written                        $  923,623   $  720,535   $ 561,386
  Reinsurance premiums ceded                                   (14,628)        (451)       (825)
-----------------------------------------------------------------------------------------------
  Net reinsurance premiums written                             908,995      720,084     560,561
  Change in unearned premiums                                 (162,077)     (81,013)    (29,473)
-----------------------------------------------------------------------------------------------
  Reinsurance premiums earned                                  746,918      639,071     531,088
  Commission income                                              6,124          495          --
  Operating leases with UPS                                     27,079       42,233      43,359
  Finance leases                                                 3,901        3,991       4,092
  Hotel                                                         93,886       91,361      86,175
  Office buildings                                             130,209      110,995      17,115
  Gain on sale of Boeing 757 aircraft                           11,795           --          --
  Interest                                                      45,865       53,109      55,538
  Net holding gain on trading securities                       166,938      187,139      91,758
  Amortization of fixed income securities                        9,215        4,887       4,483
  Dividends                                                     16,132        2,296      14,202
-----------------------------------------------------------------------------------------------
                                                             1,258,062    1,135,577     847,810
-----------------------------------------------------------------------------------------------
Expenses:
  Reinsurance losses and loss expenses                         404,328      331,879     236,293
  Reinsurance commissions, taxes and other                     108,944       80,435      56,941
  Depreciation                                                  35,392       32,596      17,497
  Real estate and leasing operating expenses                   138,386      126,826      79,028
  Interest                                                      58,572       62,442      42,156
  Minority interest in earnings                                  2,822        1,321          --
  Other                                                         10,412        6,153       3,868
-----------------------------------------------------------------------------------------------
                                                               758,856      641,652     435,783
-----------------------------------------------------------------------------------------------
Income before taxes                                            499,206      493,925     412,027
-----------------------------------------------------------------------------------------------
Income taxes - current                                         (56,822)          --          --
             - deferred                                         45,913      (16,810)    (10,802)
-----------------------------------------------------------------------------------------------
                                                               (10,909)     (16,810)    (10,802)
-----------------------------------------------------------------------------------------------
Net income                                                  $  488,297   $  477,115   $ 401,225
-----------------------------------------------------------------------------------------------
Basic and diluted net income per share                      $     3.87   $     3.64   $    2.97
-----------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                  126,000      131,000     135,000
-----------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Members' Equity
Years Ended December 31, 1998, 1997 and 1996
(In thousands, except per share amounts)
----------------------------------------
                                              Common Stock         Treasury Stock                                   Total
                             Preference   -------------------   --------------------   Contributed    Retained     Members'
                               Stock       Shares     Amount     Shares     Amount       Surplus      Earnings     Equity
                             ----------   --------   --------   --------   ---------   -----------   ----------   ----------
Balance, January 1, 1996        $ --       136,000    $13,600        --    $      --     $25,331     $1,592,561   $1,631,492

Net income                        --            --         --        --           --          --        401,225      401,225

Dividends paid ($0.72 per         --            --         --        --           --          --        (97,920)     (97,920)
 share)

Retirement of Common Stock        --        (1,000)      (100)       --           --          --        (11,900)     (12,000)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996        --       135,000    $13,500        --    $      --     $25,331     $1,883,966   $1,922,797

Net income                        --            --         --        --           --          --        477,115      477,115

Dividends paid ($0.90 per         --            --         --        --           --          --       (117,101)    (117,101)
 share)

Gain on issuance of Common
   Stock held for stock           --            --         --        --           --       1,311             --        1,311
    plans

Retirement of Common Stock        --        (4,000)      (400)       --           --          --        (56,560)     (56,960)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997      $ --       131,000    $13,100        --    $      --     $26,642     $2,187,420   $2,227,162

Net income                        --            --         --        --           --          --        488,297      488,297

Dividends paid ($1.04 per         --            --         --        --           --          --       (131,252)    (131,252)
 share)

Transfer of Common Stock
 held for stock plans             --            --         --    (1,746)     (24,859)         --             --      (24,859)

Purchase of treasury stock        --            --         --    (7,452)    (126,682)         --             --     (126,682)

Sale of treasury stock            --            --         --     5,421       87,338       4,665             --       92,003
                                                                                           8,450
Issuance of Common Stock          --           500         50      (500)      (8,500)                        --           --

Retirement of treasury stock      --        (4,000)      (400)    4,000       68,000          --        (67,600)          --
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998      $ --       127,500    $12,750      (277)   $  (4,703)    $39,757     $2,476,865   $2,524,669
----------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997 and 1996

(In thousands)
--------------
                                                               1998          1997          1996
                                                           -----------   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                 $   488,297   $   477,115   $   401,225
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                        (45,913)       16,810        10,802
  Depreciation                                                  35,392        32,596        17,497
  Minority interest in earnings                                  2,822         1,321            --
  Net holding gain on trading securities                      (166,938)     (187,139)      (91,758)
  Amortization of fixed income securities                       (9,215)       (4,887)       (4,483)
  Gain on sale of Boeing 757 aircraft                          (11,795)           --            --
  Other                                                            354         1,429        (7,905)
Changes in assets and liabilities:
  Interest and premiums receivable                            (202,187)      (64,556)       (3,537)
  Rentals receivable                                           (13,125)       (9,072)       (1,710)
  Deposits with insurers                                       (45,002)      (39,173)       28,103
  Deferred acquisition costs                                   (31,749)      (20,597)      (10,772)
  Other assets                                                  (3,777)       (4,267)      (12,758)
  Accrued losses and loss expenses                             123,466        73,259        50,959
  Unearned premiums                                            162,078        81,013        29,473
  Accounts payable and other accruals                           35,470       (51,811)       (1,697)
Proceeds from sale of traded investments                     1,733,510     1,635,416     1,153,594
Purchase of traded investments                              (1,987,277)   (1,780,944)   (1,204,950)
--------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                  64,411       156,513       352,083
--------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of restricted investments                            (185,739)           --            --
Proceeds on sale of Boeing 757 aircraft                        202,220            --            --
Acquisition of office buildings                               (199,308)           --      (232,969)
Acquisition of business, net of cash                                --       (24,756)           --
Additions to fixed assets                                      (15,973)      (25,061)       (2,225)
--------------------------------------------------------------------------------------------------
Net cash flow used by investing activities                    (198,800)      (49,817)     (235,194)
--------------------------------------------------------------------------------------------------
CASH FLOW  FROM FINANCING ACTIVITIES:
Purchases of Common Stock                                           --       (93,590)      (18,944)
Proceeds from sale of Common Stock held for stock plans             --        20,026            --
Purchases of treasury stock                                   (126,682)           --            --
Proceeds from sale of treasury stock                            92,003            --            --
Repayment of debt                                               (7,788)     (215,318)     (122,641)
Borrowings                                                     125,000       260,000       189,700
Dividends paid                                                (131,252)     (117,101)      (97,920)
--------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                     (48,719)     (145,983)      (49,805)
--------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents          (183,108)      (39,287)       67,084
Cash and cash equivalents:
Beginning of year                                              355,056       394,343       327,259
--------------------------------------------------------------------------------------------------
End of year                                                $   171,948   $   355,056   $   394,343
--------------------------------------------------------------------------------------------------
Amounts paid for:
U.S. income taxes                                          $    61,928   $       814   $       168
--------------------------------------------------------------------------------------------------
Interest                                                   $    58,572   $    63,661   $    49,923
--------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

1. ORGANIZATION
   ------------

  The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and life reinsurance business and in the real estate and leasing business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

  The accounts have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Intercompany balances and transactions have been eliminated in consolidation.

  A statement of comprehensive income is not included as OPL's net income equals comprehensive income.

  In June 1997, the FASB issued SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company adopted provisions of this statement in 1998 and all prior periods have been restated. This statement relates to presentation of information and had no impact on the Company's results of operations or financial condition.

  Premiums written and ceded are recognized as earned on a pro-rata basis over the period the coverage is provided. Written premiums not reported by the ceding companies are estimated and accrued. Unearned premiums and acquisition costs, primarily commissions and taxes applicable to the unexpired periods of the policies in force, are deferred.

  At December 31, 1998 and 1997, there were no amounts due from any individual reinsurer in excess of 10% of OPL's members' equity.

  Losses and loss expenses include outstanding losses, as reported by the ceding companies, and a provision for losses incurred but not reported which is based on estimates of the ultimate liability for losses. Although OPL believes this provision is adequate, actual losses may vary from such estimates. Any such variances will be recorded in periods in which they become known. The Company recognizes reinsurance recoveries when the associated loss is booked. Losses recoverable from reinsurers of $6.4 million and $0.5 million at December 31, 1998 and 1997, respectively are included in receivables in the consolidated balance sheets.

  All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

  Trading securities are carried at fair value with any net holding gains and losses included in net income. The cost of securities sold is calculated using the specific identification method. OPL has the ability and intent to hold its non-trading investments to maturity. Held-to-maturity investments are carried at amortized cost. Non-U.S. dollar securities are translated into U.S. dollars at year end rates. Estimated fair value of investments is based on market quotations. The fair value of long-term debt is based on the net present value of future contractual cash flows, using current interest rates offered for similar debt.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
   ------------------------------------------

  Debt issuance expenses, included in other assets, and original issue discounts are amortized over the term of the related debt. Goodwill arising from the 1997 acquisition of a managing general agent is being amortized on a straight-line basis over 10 years.

  OPL has the right of first refusal and the right to purchase its shares in certain circumstances. Effective January 1, 1998, the Company adopted the recommendations of EITF 97-14 on a prospective basis and records treasury stock at cost as a reduction in members' equity. Prior to 1998, the Company recorded this stock at cost as the asset Common Stock held for stock plans.

  Net book value per share is based on 127.2 million shares outstanding (net of treasury) at December 31, 1998 and 131.0 million shares at December 31, 1997. Net income per share is computed based on weighted average shares outstanding of 126 million in 1998, 131 million in 1997 and 135 million in 1996.

  Real estate and leasing activities include finance leases, operating leases with UPS and the operation of a hotel and five office buildings. Income from finance leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income from operating leases is recognized as rentals and becomes receivable according to the provisions of the leases. The hotel air rights lease is prepaid through the year 2077 (the expiration date of the lease) and is amortized under the straight-line method over the life of the lease. Equipment under operating leases, the hotel and the office building are recorded at cost less accumulated depreciation, which is provided under the straight-line method over the estimated useful lives as follows:

Operating Leases with UPS
-------------------------
Facility                                  40 years
Aircraft                                  35 years

Hotel
-----
Building and improvements                 40 years
Furniture, fixtures and equipment         10 years

Office Buildings
----------------
Building and improvements                 40 years
Furniture, fixtures and equipment          7 years
Tenant improvements                     Lease term

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2000 and is not expected to have a material impact on the Company's financial position. OPL has no exposure to, or plans to participate in, derivative instruments and hedging activities.

3. TAXES
   -----

  OPL is organized under the laws of the Islands of Bermuda and does not consider itself to carry on business through a permanent establishment in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the U.S., primarily Overseas Partners Capital Corp. (OPCC), and as a result, it, but not OPL, is subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

3. TAXES (continued)
   -----

  The United States Internal Revenue Service (IRS) issued a Notice of Deficiency with respect to the Company's 1984 taxable year in which it asserted that the Company was subject to U.S. taxation in the amount of approximately $53 million, plus additions to tax and interest, for that year. The Company filed a Petition in the United States Tax Court contesting the proposed assessment of tax in the Notice of Deficiency. A trial was held before the United States Tax Court during the fall of 1997. On February 13, 1998, the IRS indicated that it no longer intended to pursue its position against the Company for 1984. On January 21, 1999, the Court decided and ordered that there is no deficiency in income tax and no additional tax due from the Company for 1984. The IRS also asserted that the Company was subject to U.S. taxation for its 1985 through 1987 taxable years and proposed an aggregate assessment of $240 million of tax, plus additions to tax and interest, for those years. On January 4, 1999, the IRS indicated that it no longer intended to pursue its position against the Company for 1985 through 1987. On December 22, 1998, the IRS issued a Notice of Deficiency with respect to the Company's 1988 through 1990 taxable years in which it asserted that the Company is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. The IRS has not proposed an assessment for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

  OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1988 through 1990 and will vigorously contest proposed assessments or any future assessments.

  The components of income tax expense (benefit) related to earnings for those subsidiaries engaged in business in the United States, as indicated above, were as follows:

(In thousands)                                            1998       1997      1996
-------------------------------------------------------------------------------------
Current:
  Federal                                               $ 50,837   $    --    $    --
  State                                                    5,985        --         --
-------------------------------------------------------------------------------------
                                                          56,822        --         --
-------------------------------------------------------------------------------------
Deferred:
  Federal                                                (40,842)   14,679      9,452
  State                                                   (5,071)    2,131      1,350
-------------------------------------------------------------------------------------
                                                         (45,913)   16,810     10,802
-------------------------------------------------------------------------------------
                                                        $ 10,909   $16,810    $10,802
-------------------------------------------------------------------------------------

The income tax rate on earnings differed from the U.S. Federal statutory rate as  follows:

                                                           1998      1997       1996
-------------------------------------------------------------------------------------
U.S. Federal statutory rate                                 35.0%     35.0%      35.0%
Bermuda operations not subject to U.S. taxation            (33.1)    (32.0)     (32.7)
State taxes                                                  0.3       0.4        0.3
-------------------------------------------------------------------------------------
Effective tax rate                                           2.2%      3.4%       2.6%
-------------------------------------------------------------------------------------

  The subsidiaries engaged in business in the United States had net operating loss carryovers and alternative minimum tax credits of approximately $93.5 million and $1.1 million, respectively, at December 31, 1997. These carryovers and credits were fully utilized in the year ended December 31, 1998.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

3. TAXES (continued)
   -----

  The components of deferred income taxes as of December 31, 1998 and 1997 are as follows:

(In thousands)                                          1998         1997
--------------------------------------------------------------------------
Benefit of operating loss carryovers                  $    --     $ 32,444
Other accrued expenses not currently deductible           591        2,810
Other                                                      --        1,083
--------------------------------------------------------------------------
Total deferred tax assets                                 591       36,337
--------------------------------------------------------------------------
Excess of tax over book depreciation                    6,871       85,115
Unrealized securities holding gain                      9,038       13,536
Other                                                   3,247        2,164
--------------------------------------------------------------------------
Total deferred tax liabilities                         19,156      100,815
--------------------------------------------------------------------------
Deferred income taxes                                 $18,565     $ 64,478
--------------------------------------------------------------------------

4. INVESTMENTS
   -----------

Investments consist of:

(In thousands)                                         1998         1997
--------------------------------------------------------------------------
Trading, at fair value                             $2,192,675   $1,762,755
Held-to-maturity, at amortized cost                   244,821       59,082
--------------------------------------------------------------------------
                                                   $2,437,496   $1,821,837
--------------------------------------------------------------------------

Amortized cost and fair value of investments in trading securities are as follows:

(In thousands)                                       UNREALIZED    UNREALIZED
December 31, 1998:                 AMORTIZED COST      GAINS         LOSSES       FAIR VALUE
--------------------------------------------------------------------------------------------
Fixed income:
  U.S. government bonds             $  203,926        $  5,581      $   (280)     $  209,227
  Foreign government bonds             254,007          18,885          (963)        271,929
  Corporate and other bonds             49,843           4,001            (8)         53,836
--------------------------------------------------------------------------------------------
                                       507,776          28,467        (1,251)        534,992
--------------------------------------------------------------------------------------------
Equities:
  U.S. equities                        626,952         346,231        (8,532)        964,651
  Emerging markets                     277,560          11,131       (73,493)        215,198
  Strategic income mutual fund         399,440           6,640            --         406,080
  Real estate investment trust
   certificates                         49,301          22,848          (395)         71,754
--------------------------------------------------------------------------------------------
                                     1,353,253         386,850       (82,420)      1,657,683
--------------------------------------------------------------------------------------------
                                    $1,861,029        $415,317      $(83,671)     $2,192,675
--------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

4. INVESTMENTS (continued)
   -----------

(In thousands)                                            UNREALIZED     UNREALIZED
December 31, 1997:                     AMORTIZED COST       GAINS          LOSSES       FAIR VALUE
--------------------------------------------------------------------------------------------------
Short term investments                   $   20,854        $    846       $   (181)     $   21,519
--------------------------------------------------------------------------------------------------
Fixed income:
  U.S. government bonds                     311,963             505            (15)        312,453
  Foreign government bonds                  314,361             379         (4,366)        310,374
  Corporate and other bonds                  18,539             665            (29)         19,175
--------------------------------------------------------------------------------------------------
                                            644,863           1,549         (4,410)        642,002
--------------------------------------------------------------------------------------------------
Equities:
  U.S. equities                             585,664         208,045         (4,695)        789,014
  Emerging markets                          247,212          11,915        (36,853)        222,274
  Real estate investment trust
   certificates                              49,301          38,645             --          87,946
--------------------------------------------------------------------------------------------------
                                            882,177         258,605        (41,548)      1,099,234
--------------------------------------------------------------------------------------------------
                                         $1,547,894        $261,000       $(46,139)     $1,762,755
--------------------------------------------------------------------------------------------------

  A portion of the equity portfolio is invested in a strategic income mutual fund listed on the Irish and Caymanian Stock Exchanges. The underlying securities of the fund include U.S. high yield bonds, convertible securities and floating rate loans.

  Included in net holding gain on trading securities of $166.9 million, $187.1 million and $91.8 million in 1998, 1997 and 1996, were $116.7 million, $69.4 million and $93.6 million of unrealized holding gains, respectively.

  Held-to-maturity securities, which are comprised of zero coupon U.S. treasury notes and bonds, are carried at amortized cost and have an estimated fair value of $292.2 million as of December 31, 1998 and $91.1 million as of December 31, 1997. The investments are held by a trustee as substitute collateral for the interest obligation associated with the Series A Bonds and the principal associated with the Series A and B Bonds issued in connection with the original acquisition of the Boeing 757 aircraft and the data processing facility. The Series A obligation was previously collateralized by the fixed minimum rentals on the lease of the aircraft sold in 1998 (see Note 6).

  The maturities of held-to-maturity securities are as follows:

                                                       1998                                  1997
-------------------------------------------------------------------------------------------------------------
                                            AMORTIZED                             AMORTIZED
(In thousands)                                COST            FAIR VALUE            COST            FAIR VALUE
-------------------------------------------------------------------------------------------------------------
Within 1 year                               $ 19,884          $ 19,971             $    --           $    --
After 1 year through 5 years                  82,891            84,932                  --                --
After 5 years through 10 years                52,752            55,894                  --                --
After 10 years                                89,294           131,439              59,082            91,093
-------------------------------------------------------------------------------------------------------------
                                            $244,821          $292,236             $59,082           $91,093
-------------------------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

4. INVESTMENTS (continued)
   -----------

  The components of investment income were as follows:

(In thousands)                                               1998                 1997                 1996
-------------------------------------------------------------------------------------------------------------
U.S. equities                                              $209,172             $192,576             $ 98,634
Emerging markets                                            (57,127)             (20,910)               9,886
Fixed income                                                 83,561               49,363               29,779
Real estate investment trust certificates                   (12,641)              15,208               13,816
Strategic income mutual fund                                  6,495                   --                   --
Other                                                         8,690               11,194               13,866
Expenses                                                    (10,412)              (6,153)              (3,868)
-------------------------------------------------------------------------------------------------------------
                                                           $227,738             $241,278             $162,113
-------------------------------------------------------------------------------------------------------------

  The components of realized gains (losses) were as follows:

(In thousands)                                               1998                 1997                1996
------------------------------------------------------------------------------------------------------------
U.S. equities                                              $ 65,458             $ 89,769             $(2,309)
Emerging markets                                            (25,833)              21,892               3,798
Fixed income                                                  8,735                2,709              (5,214)
Real estate investment trust certificates                        --                2,651               1,607
Other                                                         1,848                  674                 305
------------------------------------------------------------------------------------------------------------
                                                           $ 50,208             $117,695             $(1,813)
------------------------------------------------------------------------------------------------------------

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

  Fair value of financial instruments is as follows:

                                                     1998                                  1997
-------------------------------------------------------------------------------------------------------------
                                           CARRYING                              CARRYING
(In thousands)                               VALUE          FAIR VALUE             VALUE           FAIR VALUE
-------------------------------------------------------------------------------------------------------------
Investments (Note 4)                      $2,437,496        $2,484,910           1,821,837          1,853,849
-------------------------------------------------------------------------------------------------------------
Long-term debt  (Note 8)                  $  875,684        $  989,492          $  758,416         $  859,750
-------------------------------------------------------------------------------------------------------------

6. REAL ESTATE AND LEASING
   -----------------------

  In July 1998, the Company purchased Madison Plaza, a 45-story class A office building located in Chicago, for $199.3 million.

  Also in July 1998, the Company sold its five Boeing 757 aircraft to United Parcel Service Co. pursuant to the terms of a purchase option granted in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds were approximately $202 million, yielding a gain on sale before income taxes of approximately $12 million.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

6. REAL ESTATE AND LEASING (continued)
   -----------------------

  Real estate and leasing assets consist of the following:

(In thousands)                                               1998                 1997
-----------------------------------------------------------------------------------------
Operating Leases with UPS:
  Boeing 757 aircraft                                    $       --            $  237,543
  Data processing facility                                  118,125               118,001
-----------------------------------------------------------------------------------------
                                                            118,125               355,544
  Accumulated depreciation                                  (16,785)              (57,836)
-----------------------------------------------------------------------------------------
                                                            101,340               297,708
-----------------------------------------------------------------------------------------
Finance leases:
  Lease rents receivable                                     93,384                98,543
  Estimated residual value                                    6,744                 6,740
  Unearned and deferred income                              (53,349)              (57,248)
-----------------------------------------------------------------------------------------
                                                             46,779                48,035
-----------------------------------------------------------------------------------------
Hotel:
  Building and improvements                                 152,076               152,076
  Furniture, fixtures and equipment                          21,329                17,940
  Air rights, leasehold interest                             18,128                18,128
-----------------------------------------------------------------------------------------
                                                            191,533               188,144
  Accumulated depreciation                                  (26,932)              (20,811)
-----------------------------------------------------------------------------------------
                                                            164,601               167,333
-----------------------------------------------------------------------------------------
Office buildings:
  Building and improvements                                 769,239               609,769
  Furniture, fixtures and equipment                           3,797                 3,938
  Tenant improvements                                        47,496                 7,945
  Land                                                       34,328                21,900
-----------------------------------------------------------------------------------------
                                                            854,860               643,552
  Accumulated depreciation                                  (44,827)              (22,206)
-----------------------------------------------------------------------------------------
                                                            810,033               621,346
-----------------------------------------------------------------------------------------
  Total                                                  $1,122,753            $1,134,422
-----------------------------------------------------------------------------------------

  The operating lease agreements require fixed annual minimum rentals and variable additional rentals based upon usage for certain of the leases. Variable additional rentals in 1998, 1997 and 1996 were $9.85 million, $17.8 million and $18.9 million, respectively. Total aggregate fixed minimum rentals are as follows:

                                 OPERATING        FINANCE         OFFICE
(In thousands)                    LEASES          LEASES         BUILDINGS         TOTAL
------------------------------------------------------------------------------------------
1999                             $  7,321         $ 5,157        $ 81,714         $ 94,192
2000                                7,321           5,157          72,983           85,461
2001                                7,321           4,476          62,853           74,650
2002                                7,321           4,248          54,213           65,782
2003                                7,321           4,248          48,211           59,780
After 2003                        117,130          70,098         130,559          317,787
------------------------------------------------------------------------------------------
                                 $153,735         $93,384        $450,533         $697,652
------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

7. ACCRUED LOSSES AND LOSS EXPENSES
   --------------------------------

  Activity in accrued losses and loss expenses is summarized as follows:

(In thousands)                                               1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------
Balance at January 1,                                      $ 338,425             $ 265,166             $ 214,207
----------------------------------------------------------------------------------------------------------------
Incurred related to:
  Current year                                               409,860               318,807               233,919
  Prior years                                                 (5,532)               13,072                 2,374
----------------------------------------------------------------------------------------------------------------
Total incurred                                               404,328               331,879               236,293
----------------------------------------------------------------------------------------------------------------
Paid related to:
  Current year                                              (134,613)             (120,788)             (132,480)
  Prior years                                               (139,219)             (130,802)              (94,811)
----------------------------------------------------------------------------------------------------------------
Total paid                                                  (273,832)             (251,590)             (227,291)
----------------------------------------------------------------------------------------------------------------
Loss portfolio assumed                                            --                    --                70,837
Amortization of life and annuity reserve--net                 (7,030)               (7,030)              (28,880)
----------------------------------------------------------------------------------------------------------------
Balance at December 31,                                    $ 461,891             $ 338,425             $ 265,166
----------------------------------------------------------------------------------------------------------------

8. LONG-TERM DEBT AND COMMITMENTS
   ------------------------------

  In connection with the acquisition of real estate and leasing assets, Overseas has issued or assumed certain debt obligations, as follows:

(In thousands)                                          1998            1997
------------------------------------------------------------------------------
Operating Leases:
9 7/8% Series A Bonds due 2012                        $171,600        $171,600
9 7/8% Series B Bonds due 2019                          73,400          73,400
------------------------------------------------------------------------------
                                                       245,000         245,000
Unamortized discount                                      (900)           (955)
------------------------------------------------------------------------------
                                                       244,100         244,045
------------------------------------------------------------------------------
Finance leases:
7.53% non-recourse note through 2008                    23,233          24,840
8.10% non-recourse note through 2011                    10,070          10,070
------------------------------------------------------------------------------
                                                        33,303          34,910
------------------------------------------------------------------------------
Hotel:
8.39% non-recourse note due through 2006               105,357         107,396
------------------------------------------------------------------------------
Office buildings:
6.90% non-recourse note due through 2011               125,000              --
7.246% non-recourse note due through 2005               33,335          33,930
7.44% non-recourse note due through 2007               192,544         194,409
7.57% non-recourse note due through 2012                63,851          64,779
7.80% non-recourse note due through 2006                78,194          78,947
------------------------------------------------------------------------------
                                                       492,924         372,065
------------------------------------------------------------------------------
                                                      $875,684        $758,416
------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

8. LONG-TERM DEBT AND COMMITMENTS (continued)
   ------------------------------

  Principal payments under debt obligations are as follows: (In thousands)

          1999                         $  9,596
          2000                           10,466
          2001                           11,294
          2002                           12,188
          2003                           13,152
          After 2003                    819,888
          -------------------------------------
                                        876,584
          Unamortized discount             (900)
          -------------------------------------
                                       $875,684
          -------------------------------------

  The principal of the Series A and Series B bonds is secured by zero coupon U.S. treasury notes held by an OPL wholly-owned subsidiary, Overseas Partners Credit, Inc. On or prior to the scheduled maturity of each series of the bonds, the U.S. treasury notes will mature in an amount equal to or exceeding the principal amount of that series. The interest obligation associated with the Series A bonds is collateralized by zero coupon U.S. treasury notes and corporate bonds held by an OPL wholly-owned subsidiary, OPL Funding Corp. The right to receive fixed minimum rentals on the data processing facility is used to collateralize and service the debt interest on the Series B bonds.

  Letters of credit of $388.8 million and $371.1 million as of December 31, 1998 and 1997, respectively, in favor of certain reinsureds, were established and are amended annually based upon the reinsureds' actual experience.

9. BUSINESS SEGMENTS
   -----------------

  The Company's operations are presently conducted through two segments: reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and underwrites shipper's risk, accident and health, automobile, aviation, marine, property and workers compensation reinsurance. Real estate and leasing activities are owned and managed through subsidiaries of Overseas Partners Capital Corp., a wholly owned subsidiary of OPL. There were no intersegment revenues earned for the years ended December 31, 1998, 1997 and 1996. Intersegment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 1998, 1997 and 1996.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are used to collateralize long-term debt issued in connection with the purchase of real estate properties, operating leases and finance leases. Summary financial information about the Company's segments is presented in the following table.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

9. BUSINESS SEGMENTS (continued)
   -----------------

(In thousands)                                              1998                 1997                1996
-------------------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                        $  746,918           $  639,071           $  531,088
  Commission income                                           6,124                  495                   --
  Investment income                                         239,051              226,317              146,446
-------------------------------------------------------------------------------------------------------------
                                                            992,093              865,883              677,534
-------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                                   255,075              248,580              150,741
  Gain on sale of Boeing 757 aircraft                        11,795                   --                   --
  Investment income (loss)                                     (901)              21,114               19,535
-------------------------------------------------------------------------------------------------------------
                                                            265,969              269,694              170,276
-------------------------------------------------------------------------------------------------------------
Consolidated                                             $1,258,062           $1,135,577           $  847,810
-------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE TAXES
Reinsurance                                              $  468,409           $  447,416           $  380,432
Real estate and leasing                                      30,797               46,509               31,595
-------------------------------------------------------------------------------------------------------------
Consolidated                                             $  499,206           $  493,925           $  412,027
-------------------------------------------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                                   $2,287,605           $1,944,385           $1,624,970
  Other                                                     561,641              304,660              144,174
-------------------------------------------------------------------------------------------------------------
                                                          2,849,246            2,249,045            1,769,144
-------------------------------------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                                      336,110              253,224              257,295
  Other                                                   1,171,662            1,165,400            1,165,732
-------------------------------------------------------------------------------------------------------------
                                                          1,507,772            1,418,624            1,423,027
-------------------------------------------------------------------------------------------------------------
Consolidated                                             $4,357,018           $3,667,669           $3,192,171
-------------------------------------------------------------------------------------------------------------

  Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

  Greater than 85% of the Company's revenues for 1998, 1997 and 1996 were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. For 1998, 1997 and 1996, all of the Company's long-lived assets were located in the United States.

  The shipper's risk program represents a major source of premiums for OPL's reinsurance business. OPL reinsures shipper's risk insurance issued by U.S. based companies covering loss or damage to packages carried by subsidiaries of UPS. OPL expects that package reinsurance will continue to be a significant part of its reinsurance business. Earned premiums on shipper's risk reinsurance were $371.8 million, $366.7 million and $381.5 million in 1998, 1997 and 1996, respectively. OPL earned premiums of $50.6 million, $67.6 million and $52.6 million in 1998, 1997 and 1996, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes five Boeing 757 aircraft (sold in July 1998) and a data processing facility leased to UPS subsidiaries. Total rent from aircraft and facility leases was $27.1 million, $42.2 million and $43.3 million in 1998, 1997 and 1996, respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

10. THE BERMUDA INSURANCE REGULATIONS
    ---------------------------------

  The Bermuda Insurance Act of 1978 and related regulations require OPL and its wholly-owned subsidiary, Overseas Partners Re Ltd. (OP Re), to each maintain a minimum solvency margin and a liquidity ratio. For the years ended December 31, 1998 and 1997, OPL and OP Re each met these requirements.

11. YEAR 2000
    ---------

  The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect OPL's ability to conduct normal business operations. It is not possible to gain absolute assurance that OPL's business partners will not suffer a year 2000 business disruption. Also, it is not possible to determine how the Year 2000 Issue will impact the Company's reinsurance business and its real estate assets.

12. SUPPLEMENTARY INFORMATION
    -------------------------

  Amortization of acquisition costs included in reinsurance commissions, taxes and other for 1998, 1997 and 1996 were $95.9 million, $72.7 million and $50.3 million, respectively. Underwriting expenses for 1998, 1997 and 1996 were $13.0 million, $7.7 million and $6.6 million, respectively.

13. COMPARATIVE FIGURES
    -------------------

  Certain prior year amounts have been reclassified to conform with the current year presentation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, Overseas PartnerS Ltd. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

                                         OVERSEAS PARTNERS LTD.

Date:  March 31, 1999               By:  /s/ D. Scott Davis
                                    -----------------------------------------
                                    President, Chief Executive Officer


                                    By:  /s/ Mark R. Bridges
                                    -----------------------------------------
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated:

               SIGNATURE                                      TITLE                                    DATE
-----------------------------------------------------------------------------------------------------------------------

       /s/ D. Scott Davis                        President, Chief Executive Officer              March 31, 1999
       ------------------                    (Principal Executive Officer) and Director


      /s/ Robert J. Clanin                                   Director                            March 31, 1999
      --------------------
       (Robert J. Clanin)

       /s/ Joseph M. Pyne                                    Director                            March 31, 1999
       ------------------
        (Joseph M. Pyne)

       /s/ Cyril E. Rance                                    Director                            March 31, 1999
       ------------------
        (Cyril E. Rance)

      /s/ Edwin H. Reitman                                 Chairman                              March 31, 1999
      --------------------                      of the Board of Directors and
       (Edwin H. Reitman)                                  Director

      /s/ Walter A. Scott                                  Director                              March 31, 1999
      -------------------
       (Walter A. Scott)

    /s/ Michael J. Molletta                    Authorized Representative in the                  March 31, 1999
    -----------------------                            United States
     (Michael J. Molletta)


                                   EXHIBITS
                                   --------

                                      TO

                            OVERSEAS PARTNERS LTD.


                              REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                 EXHIBIT INDEX
                                 -------------


(3)  Articles of Incorporation and Bye-Laws.

     3(a)                 Certificate of Incorporation               Incorporated by Reference of Exhibit 3(a) of Registration
                                                                     Statement (on Form S-1), No. 2-95460.

     3(b)                 Bye-Laws as amended                        Filed herewith (restated pursuant to Rule 102 (c) of
                                                                     Regulation S-T)

(4)  Instruments defining the rights of security holders, including indentures.

     4(a)                 Copy of specimen stock certificate         Incorporated by Reference to Exhibit 4(a) Registration
                                                                     Statement (on Form S-1), No. 2-95460.

     4(b)                 Agreement accepting restrictions on        Incorporated by Reference of Exhibit 4(b) of Registration
                          transfer and rights to purchase            Statement (on Form S-1), No. 2-95460.
                          executed by recipients of shares

     4(c)                 Subscription Agreement                     Incorporated by Reference of Exhibit 4(c) of Registration
                                                                     Statement (on Form S-1), No. 33-0009.

     4(d)                 Subscription Agreement                     Incorporated by Reference to Exhibit 4(d) to OPL's Annual
                                                                     Report on Form 10-K for the year ended December 31, 1990,
                                                                     Commission File # 0-11538

(10)  Material Contracts.

     10(a)                Facultative Reinsurance Agreement          Incorporated by Reference to Exhibit 10(b) of OPL's
                          between OPL and Liberty Mutual Fire        Registration Statement (on Form S-1) No. 2-95460.
                          Insurance Company and Amendments.

     10(b)                Facultative Reinsurance Agreement with     Incorporated by Reference to Exhibit 10(g) of OPL's
                          New Hampshire Insurance Company of         Registration Statement (on Form S-2) No. 33-19672.
                          Manchester, New Hampshire.

     10(c)                Facultative Reinsurance Agreement          Incorporated by Reference to Exhibit 10(a) of OPL's
                          among OPL and National Union Fire          Post-Effective Amendment No. 1 to Registration Statement
                          Insurance Company of Pittsburgh, PA        (on Form S-2) No. 33-30944.
                          and New Hampshire Insurance Company.



     10(d)                Series A Loan Agreement and Note           Incorporated by Reference to Exhibit 10(o) of OPL's
                          between OPL Funding and OPCC dated         Post-Effective Amendment No. 1 to Registration Statement
                          November 6, 1990.                          (on Form S-2) No. 33-30944.

     10(e)                Security Agreement between OPL Funding     Incorporated by Reference to Exhibit 10(p) of OPL's Post
                          and OPCC dated November 6, 1990.           Effective Amendment No. 1 to Registration Statement (on
                                                                     Form S-2) No. 33-30944.

     10(f)                Series B Loan Agreement and Note           Incorporated by Reference to Exhibit 10(v) of OPL's
                          between OPL Funding and OPCC dated         Post-Effective Amendment No. 1 to Registration Statement
                          November 6, 1990                           (on Form S-2) No. 33-30944

     10(g)                Mortgage and Security Agreement            Incorporated by Reference to Exhibit 10(w) of OPL's
                          between OPL Funding and OPCC dated         Post-Effective Amendment No. 1 to Registration Statement
                          November 6, 1990.                          (on Form S-2) No. 33-30944.

     10(h)                Amended and Restated Trust Indenture       Incorporated by Reference to Exhibit 10(x) of OPL's
                          and Security Agreement among OPL           Post-Effective Amendment No. 1 to Registration Statement
                          Funding, Overseas Partners Credit,         (on Form S-2) No. 33-30944.
                          Inc. ("OPL Credit") and Continental
                          Bank N.A. as trustee, dated November
                          6, 1990.

     10(i)                Bond Purchase Agreement among OPL          Incorporated by Reference to Exhibit 10(y) of OPL's
                          Funding, UPS, OPL and Salomon Brothers     Post-Effective Amendment No. 1 to Registration Statement
                          Inc. dated November 6, 1990.               (on Form S-2) No. 33-30944.

     10(j)                Letter Agreement from OPL Funding, UPS     Incorporated by Reference to Exhibit 10(z) of OPL's
                          and OPL to each Purchaser of the Bonds     Post-Effective Amendment No. 1 to Registration Statement
                          dated November 9, 1990.                    (on Form S-2) No. 33-30944.

     10(k)                Indemnification Agreement among OPL,       Incorporated by Reference to Exhibit 10(aa) of OPL's
                          OPL Funding, OPCC and Continental Bank     Post-Effective Amendment No. 1 to Registration Statement
                          N.A., as Trustee, dated November 6,        (on Form S-2) No. 33-30944.
                          1990.

     10(l)                Agreement dated as of December 22,         Incorporated by Reference to Exhibit 99.1 of OPL's Current
                          1993, among Host Marriott Corporation,     Report on Form 8-K dated January 12, 1994.
                          Urban Investment and Development Co.
                          and OPCC.

     10(m)                Agreement dated as of December 31,         Incorporated by Reference to Exhibit 99.2 of OPL's Current
                          1993 between Mascester Company and OPCC    Report on Form 8-K dated January 12, 1994.

     10(n)                OPCC 1995 Stock Appreciation Rights        Incorporated by Reference to Exhibit 10 (oo) of OPL's
                          Plan.                                      Annual Report on Form 10-K for the Year Ended December 31,
                                                                     1994



     10(o)                Purchase and Sale Agreement between        Incorporated by Reference to Exhibit 10 (pp) of OPL's
                          OPCC and The Mutual Life Insurance         Annual Report on Form 10-K for the Year Ended December 31,
                          Company of New York dated August 9,        1996
                          1996.

     10(p)                Bill of Sale and Assignment by and         Incorporated by Reference to Exhibit 10 (qq) of OPL's
                          between The Mutual Life Insurance          Annual Report on Form 10-K for the Year Ended December 31,
                          Company of New York and Overseas           1996
                          Partners (AFC), Inc. dated August 30,
                          1996.

     10(q)                Assignment and Assumption of Leases by     Incorporated by Reference to Exhibit 10 (rr) of OPL's
                          and between The Mutual Life Insurance      Annual Report on Form 10-K for the Year Ended December 31,
                          Company of New York and Overseas           1996
                          Partners (AFC), Inc. dated August 30,
                          1996.

     10(r)                Assignment and Assumption of Contracts     Incorporated by Reference to Exhibit 10 (ss) of OPL's
                          by and between The Mutual Life             Annual Report on Form 10-K for the Year Ended December 31,
                          Insurance Company of New York and          1996
                          Overseas Partners (AFC), Inc. dated
                          August 30, 1996.

     10(s)                Promissory Note from Overseas Partners     Incorporated by Reference to Exhibit 10 (tt) of OPL's
                          (AFC), Inc. to The Mutual Life             Annual Report on Form 10-K for the Year Ended December 31,
                          Insurance Company of New York dated        1996
                          October 23, 1996.

     10(t)                Deed to Secure Debt, Assignment of         Incorporated by Reference to Exhibit 10 (uu) of OPL's
                          Leases and Rents and Security              Annual Report on Form 10-K for the Year Ended December 31,
                          Agreement from Overseas Partners           1996
                          (AFC), Inc. to The Mutual Life
                          Insurance Company of New York dated
                          October 23, 1996.

     10(u)                Reserve Account Agreement from             Incorporated by Reference to Exhibit 10 (vv) of OPL's
                          Overseas Partners (AFC), Inc. and The      Annual Report on Form 10-K for the Year Ended December 31,
                          Mutual Life Insurance Company of New       1996
                          York dated October 23, 1996.

     10(v)                Side Letter Agreement Waiving Tax and      Incorporated by Reference to Exhibit 10 (ww) of OPL's
                          Insurance Deposits from The Mutual         Annual Report on Form 10-K for the Year Ended December 31,
                          Life Insurance Company of New York to      1996
                          Overseas Partners (AFC), Inc. dated
                          October 23, 1996.

     10(w)                Side Letter Agreement Regarding Audit      Incorporated by Reference to Exhibit 10 (xx) of OPL's
                          Certification from The Mutual Life         Annual Report on Form 10-K for the Year Ended December 31,
                          Insurance Company of New York to           1996
                          Overseas Partners (AFC), Inc. dated
                          October 23, 1996.


     10(x)                One Time Transfer Letter from The          Incorporated by Reference to Exhibit 10 (yy) of OPL's
                          Mutual Life Insurance Company of New       Annual Report on Form 10-K for the Year Ended December 31,
                          York to Overseas Partners (AFC), Inc.      1996
                          dated October 23, 1996.

     10(y)                Guarantee of Payment Related to            Incorporated by Reference to Exhibit 10 (zz) of OPL's
                          Leasing between The Mutual Life            Annual Report on Form 10-K for the Year Ended December 31,
                          Insurance Company of New York to           1996
                          Overseas Partners (AFC), Inc. dated
                          October 23, 1996.

     10(z)                Purchase and Sale Agreement between        Incorporated by Reference to Exhibit 10 (aaa) of OPL's
                          OPCC and 333 Wacker Drive Limited          Annual Report on Form 10-K for the Year Ended December 31,
                          Partnership dated December 24, 1996.       1996

     10(aa)               Assignment and Assumption of Leases        Incorporated by Reference to Exhibit 10 (bbb) of OPL's
                          between Overseas Partners (333), Inc.      Annual Report on Form 10-K for the Year Ended December 31,
                          and 333 Wacker Drive Limited               1996
                          Partnership dated  December 31, 1996.

     10(bb)               Assignment and Assumption of Contracts     Incorporated by Reference to Exhibit 10 (ccc) of OPL's
                          between Overseas Partners (333), Inc.      Annual Report on Form 10-K for the Year Ended December 31,
                          and 333 Wacker Drive Limited               1996
                          Partnership dated  December 31, 1996.

     10(cc)               Bill of Sale and Assignment by 333         Incorporated by Reference to Exhibit 10 (ddd) of OPL's
                          Wacker Drive Limited Partnership for       Annual Report on Form 10-K for the Year Ended December 31,
                          benefit of Overseas Partners (333),        1996
                          Inc. dated  December 31, 1996.

     10(dd)               Purchase and Sale Agreement by and         Incorporated by Reference to Exhibit 10 (eee) of OPL's
                          among JMB Realty Corporation, Carlyle      Annual Report on Form 10-K for the Year Ended December 31,
                          Real Estate Limited Partnership -          1996
                          XIII, Urban Investment and Development
                          Co. and OPCC dated December 31, 1996.

     10(ee)               First Amendment to Purchase and Sale       Incorporated by Reference to Exhibit 10 (fff) of OPL's
                          Agreement by and among JMB Realty          Annual Report on Form 10-K for the Year Ended December 31,
                          Corporation, Carlyle Real Estate           1996
                          Limited Partnership - XIII, Urban
                          Investment and Development Co. and
                          OPCC dated January 23, 1997.

     10(ff)               Assignment and Assumption of               Incorporated by Reference to Exhibit 10 (ggg) of OPL's
                          Membership Interest by JMB Realty          Annual Report on Form 10-K for the Year Ended December 31,
                          Corporation to OPCC dated January 23,      1996
                          1997.



     10(gg)               Assignment and Assumption of               Incorporated by Reference to Exhibit 10 (hhh) of OPL's
                          Membership Interest by Urban               Annual Report on Form 10-K for the Year Ended December 31,
                          Investment and Development Co. to OPCC     1996
                          dated January 23, 1997.

     10(hh)               Assignment and Assumption of               Incorporated by Reference to Exhibit 10 (iii) of OPL's
                          Membership Interest by Carlyle Real        Annual Report on Form 10-K for the Year Ended December 31,
                          Estate Limited Partnership - XIII to       1996
                          OPCC dated January 23, 1997.

     10(ii)               Confirmatory Assumption and                Incorporated by Reference to Exhibit 10 (jjj) of OPL's
                          Reaffirmation Agreement by and among       Annual Report on Form 10-K for the Year Ended December 31,
                          Copley Place Associates, LLC, Copley       1996
                          Place Associates Nominee Corporation,
                          Copley Funding Corporation, Copley
                          Financing Corporation and The Aetna
                          Casualty and Surety Company dated
                          January 23, 1997.

     10(jj)               Certificate of Borrower dated January      Incorporated by Reference to Exhibit 10 (kkk) of OPL's
                          23, 1997.                                  Annual Report on Form 10-K for the Year Ended December 31,
                                                                     1996

     10(kk)               Central Area Bill of Sale, Assignment      Incorporated by Reference to Exhibit 10 (lll) of OPL's
                          and Assumption Agreement by JMB Realty     Annual Report on Form 10-K for the Year Ended December 31,
                          Corporation, Carlyle Real Estate           1996
                          Limited Partnership - XIII, Urban
                          Investment and Development Co. to
                          Copley Place Associates LLC dated
                          January 23, 1997.

     10(ll)               Amended and Restated Limited Liability     Incorporated by Reference to Exhibit 10 (mmm) of OPL's
                          Company Agreement of Copley Place          Annual Report on Form 10-K for the Year Ended December 31,
                          Associates, LLC dated January 23, 1997.    1996

     10(mm)               Agreement of Merger between Copley         Incorporated by Reference to Exhibit 10 (nnn) of OPL's
                          Place Associates and Copley Place          Annual Report on Form 10-K for the Year Ended December 31,
                          Associates, LLC dated January 23, 1997.    1996

     10(nn)               Management Agreement by and between        Incorporated by Reference to Exhibit 10 (ooo) of OPL's
                          Copley Place Associates, LLC and           Annual Report on Form 10-K for the Year Ended December 31,
                          Overseas Management, Inc. dated            1996
                          January 23, 1997.

     10(oo)               Management and Leasing Fee                 Incorporated by Reference to Exhibit 10 (ppp) of OPL's
                          Subordination Agreement by and among       Annual Report on Form 10-K for the Year Ended December 31,
                          Copley Place Associates, LLC, Copley       1996
                          Funding Corporation, Copley Financing
                          Corporation, The Aetna Casualty and
                          Surety Company and Overseas
                          Management, Inc. dated January 23,
                          1997.


     10(pp)               Agreement for Purchase of Consulting       Incorporated by Reference to Exhibit 10 (qqq) of OPL's
                          and Other Services by and between          Annual Report on Form 10-K for the Year Ended December 31,
                          Overseas Management, Inc. and Urban        1996
                          Retail Property Co. dated January 23,
                          1997.

     10(qq)               Consulting Subordination Agreement by      Incorporated by Reference to Exhibit 10 (rrr) of OPL's
                          and among Copley Place Associates,         Annual Report on Form 10-K for the Year Ended December 31,
                          LLC, Copley Funding Corporation,           1996
                          Copley Financing Corporation, The
                          Aetna Casualty and Surety Company and
                          Urban Retail Properties Co. dated
                          January 23, 1997.

     10(rr)               Class A Promissory Note from Copley        Incorporated by Reference to Exhibit 10 (sss) of OPL's
                          Place Associates, LLC and Urban            Annual Report on Form 10-K for the Year Ended December 31,
                          Investment and Development Co. to the      1997
                          Metropolitan Life Insurance Company
                          dated July 30, 1997.

     10(ss)               Class B Promissory Note from Copley        Incorporated by Reference to Exhibit 10 (ttt) of OPL's
                          Place Associates, LLC and Urban            Annual Report on Form 10-K for the Year Ended December 31,
                          Investment and Development Co. to the      1997
                          Metropolitan Life Insurance Company
                          dated July 30, 1997.

     10(tt)               Leasehold Mortgage, Security Agreement     Incorporated by Reference to Exhibit 10 (uuu) of OPL's
                          and Fixture Financing Statement by         Annual Report on Form 10-K for the Year Ended December 31,
                          Copley Place Associates, LLC and Urban     1997
                          Investment and Development Co. to
                          Metropolitan Life Insurance Company
                          dated July 30, 1997.

     10(uu)               Assignment of Lessor's Interest in         Incorporated by Reference to Exhibit 10 (vvv) of OPL's
                          Leases by Copley Place Associates, LLC     Annual Report on Form 10-K for the Year Ended December 31,
                          to Metropolitan Life Insurance Company     1997
                          dated July 30, 1997.

     10(vv)               Collateral Assignment and Security         Incorporated by Reference to Exhibit 10 (www) of OPL's
                          Agreement in regard to Contracts,          Annual Report on Form 10-K for the Year Ended December 31,
                          Licenses, Permits, Agreements,             1997
                          Warranties and Approvals, to
                          Metropolitan Life Insurance Company
                          dated July 30, 1997.

     10(ww)               Guaranty Agreement made by Overseas        Incorporated by Reference to Exhibit 10 (xxx) of OPL's
                          Partners Capital Corp. and JMB Realty      Annual Report on Form 10-K for the Year Ended December 31,
                          Corporation in favor of Metropolitan       1997
                          Life Insurance Company dated July 30,
                          1997.



     10(xx)               Second Amended and Restated Limited        Incorporated by Reference to Exhibit 10 (yyy) of OPL's
                          Liability Company Agreement of Copley      Annual Report on Form 10-K for the Year Ended December 31,
                          Place Associates, LLC by Overseas          1997
                          Partners Capital Corp., JMB Realty
                          Corporation and Copley Place Corp.,
                          Inc. dated July 30, 1997.

     10(yy)               Notice of Direct Lease by Copley Place     Incorporated by Reference to Exhibit 10 (zzz) of OPL's
                          Associates, LLC to Urban Investment        Annual Report on Form 10-K for the Year Ended December 31,
                          and Development Co. and Massachusetts      1997
                          Turnpike Authority dated July 30, 1997.

     10(zz)               Confirmation of Direct Lease and           Incorporated by Reference to Exhibit 10 (aaaa) of OPL's
                          Leasehold Mortgage by Copley Place         Annual Report on Form 10-K for the Year Ended December 31,
                          Associates, LLC, Urban Investment and      1997
                          Development Co. and Metropolitan Life
                          Insurance Company dated July 30, 1997.

     10(aaa)              Second Amendment to Amended and            Incorporated by Reference to Exhibit 10 (bbbb) of OPL's
                          Restated Facility Lease Agreement          Annual Report on Form 10-K for the Year Ended December 31,
                          among Overseas Partners Leasing, Inc.,     1997
                          United Parcel Services General
                          Services Co. and United Parcel Service
                          of America, Inc. Affecting 340
                          MacArthur Boulevard.

     10(bbb)              Mortgage, Security Agreement and           Incorporated by Reference to Exhibit 10 (cccc) of OPL's
                          Fixture Filing by Overseas Partners        Annual Report on Form 10-K for the Year Ended December 31,
                          (333), Inc. and The Prudential             1997
                          Insurance Company of America, Inc.
                          dated August 27, 1997.

     10(ccc)              Promissory Note from Overseas Partners     Incorporated by Reference to Exhibit 10 (dddd) of OPL's
                          (333), Inc. to The Prudential              Annual Report on Form 10-K for the Year Ended December 31,
                          Insurance Company of America, Inc.         1997
                          dated August 28, 1997.

     10(ddd)              Dartmouth Street Garage Assignment and     Incorporated by Reference to Exhibit 10 (eeee) of OPL's
                          Assumption of Ground Lease by and          Annual Report on Form 10-K for the Year Ended December 31,
                          between Urban Investment and               1997
                          Development Co. and Copley Place
                          Associates, LLC dated January 23, 1997.

     10(eee)              Assignment of Agreements by Overseas       Incorporated by Reference to Exhibit 10 (ffff) of OPL's
                          Partners (333), Inc. to The Prudential     Annual Report on Form 10-K for the Year Ended December 31,
                          Insurance Company of America, Inc.         1997
                          dated August 28, 1997.



     10(fff)              Assignment of Leases and Rents by and      Incorporated by Reference to Exhibit 10 (gggg) of OPL's
                          from Overseas Partners (333), Inc. to      Annual Report on Form 10-K for the Year Ended December 31,
                          The Prudential Insurance Company of        1997
                          America, Inc. dated August 27, 1997.

     10(ggg)              The Overseas Partners Ltd. and             Incorporated by Reference to Exhibit 10 (hhhh) of OPL's
                          Subsidiaries Retirement Plan As            Annual Report on Form 10-K for the Year Ended December 31,
                          Amended and Restated Generally             1997
                          Effective January 1, 1997

     10(hhh)              Agreement of General Partnership of        Incorporated by Reference to Exhibit 10 (iiii) of OPL's
                          OPL Group Investment Partnership dated     Annual Report on Form 10-K for the Year Ended December 31,
                          as of December 1, 1997.                    1997

     10(iii)              Purchase and Sale Agreement by and         Incorporated by Reference to Exhibit 10 (jjjj) of OPL's
                          between Madison Plaza Venture and OPCC     Quarterly Report on Form 10-Q for the Quarter Ended
                          dated June 30, 1998                        September 30, 1998

     10(jjj)              Assignment and Assumption of Contract      Incorporated by Reference to Exhibit 10 (kkkk) of OPL's
                          Rights by and between OPCC and             Quarterly Report on Form 10-Q for the Quarter Ended
                          Overseas Partners (Madison Plaza) LLC      September 30, 1998

     10(kkk)              Deed and Money Escrow Trust Agreement      Incorporated by Reference to Exhibit 10 (llll) of OPL's
                          from Overseas Partners (Madison Plaza)     Quarterly Report on Form 10-Q for the Quarter Ended
                          LLC                                        September 30, 1998

     10(lll)              Bill of Sale and Assignment by and         Incorporated by Reference to Exhibit 10 (mmmm) of OPL's
                          between Madison Plaza Venture and          Quarterly Report on Form 10-Q for the Quarter Ended
                          Overseas Partners (Madison Plaza) LLC      September 30, 1998

     10(mmm)              Assignment and Assumption of Leases by     Incorporated by Reference to Exhibit 10 (nnnn) of OPL's
                          and between Madison Plaza Venture and      Quarterly Report on Form 10-Q for the Quarter Ended
                          Overseas Partners (Madison Plaza) LLC      September 30, 1998

     10(nnn)              Assignment and Assumption of Contracts     Incorporated by Reference to Exhibit 10 (oooo) of OPL's
                          by and between Madison Plaza Venture       Quarterly Report on Form 10-Q for the Quarter Ended
                          and Overseas Partners (Madison Plaza)      September 30, 1998
                          LLC

     10(ooo)              Certificate of Seller by Madison Plaza     Incorporated by Reference to Exhibit 10 (pppp) of OPL's
                          Venture in favor of Overseas Partners      Quarterly Report on Form 10-Q for the Quarter Ended
                          (Madison Plaza) LLC                        September 30, 1998

     10(ppp)              Purchaser's Certificate Regarding          Incorporated by Reference to Exhibit 10 (qqqq) of OPL's
                          Representations and Warranties made by     Quarterly Report on Form 10-Q for the Quarter Ended
                          Overseas Partners (Madison Plaza) LLC      September 30, 1998
                          to and for the benefit of Madison
                          Plaza Venture



     10(qqq)              Term Loan Promissory Note by Overseas      Incorporated by Reference to Exhibit 10 (rrrr) of OPL's
                          Partners (Madison Plaza) LLC and Bank      Quarterly Report on Form 10-Q for the Quarter Ended
                          of America National Trust and Savings      September 30, 1998
                          Association

     10(rrr)              Guaranty made by Overseas Partners         Incorporated by Reference to Exhibit 10 (ssss) of OPL's
                          Ltd. and OPCC in favor of Bank of          Quarterly Report on Form 10-Q for the Quarter Ended
                          America National Trust and Savings         September 30, 1998
                          Association

     10(sss)              Aircraft Purchase Agreement dated as       Incorporated by Reference to Exhibit 10 (tttt) of OPL's
                          of July 6, 1998 between OPCC and           Quarterly Report on Form 10-Q for the Quarter Ended
                          United Parcel Service Co.                  September 30, 1998

     10(ttt)              Investment Manager Agreement by and        Incorporated by Reference to Exhibit 10 (uuuu) of OPL's
                          between Oxford Advisors Ltd. and           Quarterly Report on Form 10-Q for the Quarter Ended
                          Overseas Partners Ltd.                     September 30, 1998

     10(uuu)              Mortgage, Assignment of Leases and         Filed herewith.
                          Rents and Security Agreement by
                          Overseas Partners (Madison Plaza), LLC
                          and New York Life Insurance Company
                          dated December 15, 1998

     10(vvv)              Guaranty Agreement made by Overseas        Filed herewith.
                          Partners (Madison Plaza), LLC in favor
                          of New York Life Insurance Company
                          dated December 15, 1998.

     10(www)              Promissory Note from Overseas Partners     Filed herewith.
                          (Madison Plaza), LLC to the New York
                          Life Insurance Company dated December
                          15, 1998.

     10(xxx)              Agreement and Release between              Filed herewith.
                          Bruce M. Barone and Overseas
                          Partners Ltd.

     (21)                 Subsidiaries                               Filed herewith.

     (23)                 Consent of Deloitte & Touche               Filed herewith.

     (27)                 Financial Data Schedule                    Filed herewith.

     (99)                 Additional exhibits

     (99a)                UPS Custody Arrangements for OPL           Incorporated by Reference to Exhibit 28(c) of OPL's
                          Common Stock.                              Registration Statement (on Form S-1) No. 2-95460.

     (99c)                OPL's Specimen Stock Certificate           Incorporated by Reference to Exhibit 99 (c) of OPL's Annual
                                                                     Report on Form 10-K for the Year Ended December 31, 1996