Form 10-Q
period 1999-03-31
OVERSEAS PARTNERS LTD
filed 1999-05-14
CIK 740125

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


                               ___________________



         For Quarter Ended March 31, 1999 Commission file Number 0-11538
                           --------------                        -------

                             Overseas Partners Ltd.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Islands of Bermuda                                 N/A
        -------------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (441) 295-0788
                                                          ---------------

                                 Not Applicable
           ------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
   ----       ----

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

                               127,500,000 Shares
                               ------------------
                           Outstanding at May 11, 1999

                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
               (In thousands, except share and per share amounts)
               --------------------------------------------------


                                                                                  March 31,    December 31,
                                                                                  ---------    ------------
                                                                                       1999            1998
                                                                                       ----            ----
                                                                                 (Unaudited)
                                                                                 -----------


ASSETS:
Cash and cash equivalents                                                        $   223,039    $   170,855
Investments:
   Trading, at fair value-
      Debt securities (amortized cost 1999-$542,665, 1998-$508,427)                  536,111        536,017
      Equity securities (cost 1999 -$1,366,711, 1998 -$1,353,321)                  1,725,282      1,657,751
Restricted investments, held-to-maturity, at amortized cost
      (fair value 1999-$288,266, 1998 -$292,236)                                     248,741        244,821
Receivables                                                                          685,079        500,710
Deferred acquisition costs                                                           107,958         79,450
Real estate and leasing:
  Operating leases with UPS                                                          100,717        101,340
  Finance leases                                                                      46,446         46,779
  Hotel                                                                              163,268        164,601
  Office buildings                                                                   804,110        810,033
Other assets
  Goodwill                                                                            21,598         22,242
  Other                                                                               36,849         33,744
-----------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 4,699,198    $ 4,368,343
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                 $   504,746    $   468,326
Unearned premiums                                                                    565,740        352,392
Reinsurance balances payable                                                          39,953         28,293
Accounts payable and other accruals                                                   58,171         55,403
Deferred income taxes                                                                 17,409         18,565
Long-term debt                                                                       873,446        875,684
Minority interest                                                                     44,190         45,011
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                  2,103,655      1,843,674
-----------------------------------------------------------------------------------------------------------

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                             --            --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued and outstanding, 127.5 million shares in 1999 and 1998                       12,750         12,750
Contributed surplus                                                                   39,991         39,757
Retained earnings                                                                  2,582,349      2,476,865
Treasury stock (1,993,282 shares - 1999, 276,662 shares - 1998), at cost             (39,547)        (4,703)
Total members' equity                                                              2,595,543      2,524,669
-----------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                            $ 4,699,198    $ 4,368,343
-----------------------------------------------------------------------------------------------------------


           See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                    (In thousands, except per share amounts)
                    ----------------------------------------
                                   (Unaudited)


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                        1999           1998
                                                                                        ----           ----

REVENUES:
Gross reinsurance premiums written                                               $   425,379    $   279,127
Reinsurance premiums ceded                                                            (8,120)        (2,402)
--------------------------------------------------------------------------------------------------------------
Reinsurance premiums written                                                         417,259        276,725
Change in unearned premiums                                                         (207,907)       115,032)
--------------------------------------------------------------------------------------------------------------
Reinsurance premiums earned                                                          209,352        161,693
Commission income                                                                      1,387          1,501
Operating leases with UPS                                                              4,227         10,127
Finance leases                                                                           957            986
Hotel                                                                                 20,329         18,159
Office buildings                                                                      37,650         29,445
Interest                                                                              12,856         15,552
Net holding gain on trading securities                                                30,767        119,974
Amortization of fixed income securities                                                3,656          1,289
Dividends                                                                              3,343          5,079
--------------------------------------------------------------------------------------------------------------
                                                                                     324,524        363,805
--------------------------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                                                 122,108         77,996
Reinsurance commissions and taxes                                                     27,207         25,055
Depreciation expense                                                                   8,921          8,549
Real estate and leasing operating expenses                                            34,742         31,594
Interest expense                                                                      18,300         15,772
Minority interest in earnings                                                            565            617
Investment expenses                                                                    1,455          1,288
Other operating expenses (including amortization of
  goodwill 1999 - $0.6 million,  1998 - $0.6 million)                                  3,605          2,915
--------------------------------------------------------------------------------------------------------------
                                                                                     216,903        163,786
--------------------------------------------------------------------------------------------------------------

Income before income taxes                                                            107,621       200,019
Income taxes                                                                           (2,137)       (3,195)
--------------------------------------------------------------------------------------------------------------
Net income                                                                       $    105,484   $   196,824
--------------------------------------------------------------------------------------------------------------
Basic and diluted net income per share                                           $       0.84   $      1.56
--------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                                         125,669       126,463
--------------------------------------------------------------------------------------------------------------


           See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                   Three Months Ended March 31, 1999 and 1998
                   ------------------------------------------
                                 (In thousands)
                                 --------------
                                   (Unaudited)
                                   -----------

                                              Common Stock      Treasury Stock                                Total
                                Preference    ------------      --------------  Contributed    Retained      Members'
                                  Stock     Shares    Amount  Shares      Amount  Surplus      Earnings       Equity
                                ----------  ------    ------  ------      ------  -------      --------      --------

Balance, January 1, 1998          $   --    131,000  $13,100      --    $     --   $26,642   $2,187,420     $2,227,162

Net income                            --         --       --      --          --        --      196,824        196,824

Transfer of Common Stock held
  for stock plans                     --         --       --  (1,746)    (24,859)       --           --        (24,859)

Retirement of treasury stock          --     (4,000)    (400)  4,000      68,000        --      (67,600)            --

Purchase of shares                    --         --       --  (5,965)   (101,402)       --           --       (101,402)

Sale of treasury stock                --         --       --   1,649      23,199     4,665           --         27,864
------------------------------------------------------------------------------------ ----------------------------------

Balance, March 31, 1998           $   --    127,000  $12,700  (2,062)   $(35,062)  $31,307   $2,316,644     $2,325,589
------------------------------------------------------------------------------------------------- ---------------------


Balance, January 1, 1999          $   --    127,500  $12,750    (277)   $ (4,703)  $39,757   $2,476,865     $2,524,669

Net income                            --         --       --      --          --        --      105,484        105,484

Purchase of shares                    --         --       --  (5,208)   (103,294)       --           --       (103,294)

Sale of treasury stock                --         --       --   3,492      68,450       234           --         68,684
-------------------------------------------------------------------- --------------------------------------------------

Balance, March 31, 1999           $   --    127,500   12,750  (1,993)   $(39,547)   $39,991  $2,582,349     $2,595,543
------------------------------------------------------------------- ---------------------------------------------------


           See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                              (U.S.$ in thousands)
                              --------------------
                                  (Unaudited)
                                  -----------

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                        1999           1998
                                                                                        ----           ----

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                       $    105,484   $   196,824
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                                                 2,137           787
  Depreciation                                                                          8,921         8,549
  Minority interest in earnings                                                           565           617
  Net holding gain on trading securities                                              (30,767)     (119,974)
  Amortization of fixed income securities                                              (3,656)       (1,289)
  Other                                                                                (3,688)        1,445
Changes in assets and liabilities:
  Interest and premiums receivable                                                   (183,751)     (114,155)
  Reinsurance recoverable on paid and unpaid losses                                    (2,066)         (254)
  Unearned premiums ceded                                                              (5,442)       (1,277)
  Rentals receivable                                                                   (5,060)      (11,478)
  Deposits with insurers                                                                6,507         5,173
  Deferred acquisition costs                                                          (28,508)      (24,773)
  Other assets                                                                          2,337        (2,706)
  Accrued losses and loss expenses                                                     36,420        13,737
  Unearned premiums                                                                   213,348       116,309
  Reinsurance balance payable                                                          11,660         2,704
  Accounts payable and other accruals                                                   2,769         2,319
Proceeds from sale of traded investments                                              259,252       210,159
Purchases of traded investments                                                      (296,375)     (336,641)
------------------------------------------------------------------------------------------------------------
Net cash flow provided (used) by operating activities                                  90,087       (53,924)
------------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to fixed assets                                                              (1,041)       (3,925)
------------------------------------------------------------------------------------------------------------
Net cash flow used by investing activities                                             (1,041)       (3,925)
------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of shares                                                                  (103,294)     (101,402)
Proceeds from sale of treasury stock                                                   68,684        27,864
Repayment of debt                                                                      (2,252)       (1,891)
------------------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                                            (36,862)      (75,429)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   52,184      (133,278)

Cash and cash equivalents:
Beginning of period                                                                   170,855       355,056
------------------------------------------------------------------------------------------------------------
End of period                                                                    $    223,039   $   221,778
------------------------------------------------------------------------------------------------------------

Amounts paid for:
U.S. income taxes                                                                $      7,941   $     2,466
------------------------------------------------------------------------------------------------------------
Interest                                                                         $     11,193   $     9,905
------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                   (Unaudited)
                                   -----------

1.   GENERAL
     -------

The accompanying unaudited interim consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and life reinsurance business and in the real estate and leasing business.

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. The accompanying consolidated financial statements include the accounts of OPL. Inter-company balances and transactions have been eliminated in consolidation.

A statement of comprehensive income is not included as OPL's net income equals comprehensive income.

The operating leases are with subsidiaries of United Parcel Service of America Inc. (UPS).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2000 and is not expected to have a material impact on the Company's financial position. OPL has no exposure to derivative instruments and hedging activities at this time.

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

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                   (Unaudited)
                                   -----------

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

4.   BUSINESS SEGMENTS
     -----------------

The Company's operations are presently conducted through two segments: reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and underwrites shipper's risk, accident and health, automobile, aviation, marine, property and workers compensation reinsurance. Real estate and leasing activities are owned and managed through subsidiaries of Overseas Partners Capital Corp., a wholly owned subsidiary of OPL. There were no intersegment revenues earned for the periods ended March 31, 1999 and 1998. Intersegment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended March 31, 1999 and 1998.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are primarily used to collateralize long-term debt issued in connection with the purchase of assets under operating leases. Summary financial information about the Company's segments is presented in the following table.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                   (Unaudited)
                                   -----------


5.   BUSINESS SEGMENTS (continued)
     -----------------

                                                                                Three months ended March 31,
                                                                                ----------------------------
(In thousands)                                                                          1999           1998
------------------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                                                $   209,352    $   161,693
  Commission income                                                                    1,387          1,501
  Investment income                                                                   46,963        138,271
------------------------------------------------------------------------------------------------------------
                                                                                     257,702        301,465
------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                                                             63,163         58,718
  Investment income                                                                    3,659          3,622
------------------------------------------------------------------------------------------------------------
                                                                                      66,822         62,340
------------------------------------------------------------------------------------------------------------
Consolidated                                                                     $   324,524    $   363,805
------------------------------------------------------------------------------------------------------------
NET INCOME BEFORE TAXES
Reinsurance                                                                      $   106,932    $   197,128
Real estate and leasing                                                                4,294          5,806
Other administrative expenses                                                         (3,605)        (2,915)
------------------------------------------------------------------------------------------------------------
Consolidated                                                                     $   107,621    $   200,019
------------------------------------------------------------------------------------------------------------

                                                                              March 31, 1999 December 31, 1998
                                                                              -------------- -----------------
ASSETS
Reinsurance
  Cash and investments                                                           $ 2,386,630    $ 2,273,000
  Other                                                                              787,185        572,965
------------------------------------------------------------------------------------------------------------
                                                                                   3,173,815      2,845,965
------------------------------------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                                                               359,443        350,715
  Other                                                                            1,165,940      1,171,662
------------------------------------------------------------------------------------------------------------
                                                                                   1,525,383      1,522,377
------------------------------------------------------------------------------------------------------------
Consolidated                                                                     $ 4,699,198     $4,368,342
------------------------------------------------------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 80% of reinsurance revenues are generated from sources located in the United States; the remainder is derived from customers located primarily in European countries. All of the Company's leasing and real estate revenues are generated in the United States. For 1999 and 1998, all of the Company's long-lived assets were located in the United States.

The shipper's risk program represents a major source of premiums for OPL's reinsurance business. OPL reinsures shipper's risk insurance issued by U.S. based companies covering loss or damage to packages carried by subsidiaries of UPS. OPL expects that package reinsurance will continue to be a significant part of its reinsurance business. Earned premiums on shipper's risk reinsurance were $90.3 million and $90.6 million in 1999 and 1998, respectively. OPL earned premiums of $12.1 million and $10.7 million in 1999 and 1998, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes five Boeing 757 aircraft (sold in July 1998) and a data processing facility leased to UPS subsidiaries. Total rent from aircraft and facility leases was $4.2 million and $10.1 million in 1999 and 1998, respectively.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 1999
                                 --------------
                                   (Unaudited)
                                   -----------


6.   THE BERMUDA INSURANCE REGULATION
     --------------------------------

The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the three months ended March 31, 1999 and 1998, they each met these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                          (Transacted in U.S. Dollars)
                          ----------------------------


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 1999 and 1998
------------------------------------------

Reinsurance:
------------

  (In thousands)                                 1999                  1998
----------------------------------------------------------------------------
  Gross premiums written                    $ 425,379             $ 279,127
  Premiums ceded                               (8,120)               (2,402)
----------------------------------------------------------------------------
  Net premiums written                        417,259               276,725
  Change in unearned premiums                (207,907)             (115,032)
----------------------------------------------------------------------------
  Premiums earned                             209,352               161,693
  Commission income                             1,387                 1,501
----------------------------------------------------------------------------
                                              210,739               163,194
----------------------------------------------------------------------------
  Losses and loss expenses                   (122,108)              (77,996)
  Commissions and taxes                       (27,207)              (25,055)
----------------------------------------------------------------------------
                                             (149,315)             (103,051)
----------------------------------------------------------------------------
  Underwriting income                          61,424                60,143
----------------------------------------------------------------------------

  Investment income:
  U.S. equities                                40,778               107,615
  Emerging market equities                     21,495                18,949
  Fixed income                                (25,170)               10,075
  Strategic income mutual fund                  8,127                     -
  Other                                         1,733                 1,634
  Expenses                                     (1,455)               (1,288)
----------------------------------------------------------------------------
  Investment income                            45,508               136,985
----------------------------------------------------------------------------
----------------------------------------------------------------------------
  Reinsurance income                        $ 106,932             $ 197,128
============================================================================

Gross reinsurance premiums written increased by $146.3 million for the period ended March 31, 1999. The Company's accident and health, financial, marine, property and workers' compensation programs all contributed to this increase. Premiums from nine new programs totaled $55.2 million with the largest contributors being property, marine and aviation programs with $18.9 million, $17.2 million and $13.7 million in new premiums respectively. Premiums from renewed programs increased by $164.6 million, although $70.6 million of this increase was due to timing differences on programs that were renewed in the first quarter of 1999 but were not contracted and recorded until later periods in 1998. Premiums from the shippers' risk program decreased by $0.2 million compared to the same period last year. The Company declined to renew several auto, aviation, property and marine programs as they did not meet the Company's return requirements, resulting in a decrease in premiums written of $78.4 million compared to the prior year.

Reinsurance premiums earned increased by $47.7 million for the period ended March 31, 1999 as a result of the growth in the volume of business written in 1998 and the first quarter of 1999.

-----------

The overall combined ratio has increased to 71.3% for the period ended March 31, 1999 from 63.7% for the comparative period in 1998. This increase is a result of the Company's expansion into new lines of business, which have lower margins as a result of intense competition in the reinsurance market. Our combined ratio will increase further in future years to the extent that the premiums from our other lines of reinsurance continue to grow at a faster rate than the premiums from the shippers' risk program.

Net underwriting income increased by 2.0% for the period ended March 31, 1999. This increase is attributable to growth, albeit at lower margins, in the volume of business written and continued good loss experience on the shippers' risk program.

Investment income related to our reinsurance segment for the three months ended March 31, 1999 decreased by $91.4 million over the same period in 1998. The decline is largely attributable to the comparative performance of our U.S. S&P 500-equity portfolio, which returned 4.2% for the quarter ended March 31, 1999 compared to almost 14% for the same period in 1998. To a lesser extent, the comparative performance was affected by our global fixed income portfolio which produced a 4.4% loss in 1999 compared to 1.4% gain for the same period in 1998. The negative return on the global fixed income portfolio was caused primarily by a sharp rise in U.S. interest rates magnified by foreign currency losses in our Euro denominated bonds following depreciation in the Euro exchange rate. Recent improvements in the Latin American region bolstered the return on emerging markets equities to 9.5% for the quarter ended March 31, 1999 compared to 7.7% for the same period in 1998. Our strategic income mutual fund, which is a combination of U.S. fixed income strategies, earned $8.1 million for a return of 1.9%.

Real Estate and Leasing:
------------------------
(In thousands)                                   1999                  1998
----------------------------------------------------------------------------
REVENUE:
  Leasing                                   $   5,184             $  11,113
  Hotel                                        20,329                18,159
  Office buildings                             37,650                29,445
----------------------------------------------------------------------------
                                               63,163                58,717
----------------------------------------------------------------------------
EXPENSES:
  Operating expenses                          (34,742)              (31,594)
  Interest expense                            (18,300)              (15,772)
  Depreciation                                 (8,921)               (8,549)
  Minority interest in earnings                  (565)                 (617)
----------------------------------------------------------------------------
                                              (62,528)              (56,532)
----------------------------------------------------------------------------
----------------------------------------------------------------------------
  Operating income                                635                 2,185
----------------------------------------------------------------------------

  Investment income:
  Real estate investment trust certificates      (571)                  884
  Other                                         4,230                 2,739
----------------------------------------------------------------------------
  Investment income                             3,659                 3,621
----------------------------------------------------------------------------

----------------------------------------------------------------------------
  Real estate and leasing income            $   4,294             $   5,806
============================================================================

Office building revenue increased by 27.9% for the three months ended March 31, 1999 from $29.4 million for 1998. This increase of $8.2 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Hotel revenue increased $2.2 million due to an increase in room rates and occupancy rates over 1998. Leasing revenue has decreased from $11.1 million in 1998 to $5.2 million in 1999 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998, as well as a $0.6 million decrease in variable toll revenue on the data processing facility lease.

Operating expenses have increased by $3.1 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel. Interest expense increased by $2.5 million from 1998 due to the purchase of Madison Plaza.

Operating income for the three months ended March 31, 1999 decreased by $1.5 million over 1998 primarily due to the loss of revenue from the 757s to offset the continuing interest obligation on the Series A bonds. Also, a restructuring of the toll rates on the facility, to reflect current overhead absorption, has led to a decrease in the data processing facility's variable toll revenue. Improvements in the profitability of the hotel offset these decreases.

Other investment income increased due to amortization on zero coupon U.S. treasury notes and corporate bonds held as collateral for the interest obligation on the Series A bonds.

Net Income:
----------

Net income decreased by $91.3 million over 1998 due to the comparative performance of the investment markets. Net income per share was $0.84, a $0.72 per share decrease over 1998 as result of the aforementioned factors.

Liquidity and Capital Resources
-------------------------------

OPL's cash and cash equivalents increased by $52.2 million during the quarter. Operating activities generated $90.1 million while investing and financing activities used $1.0 million and $36.9 million, respectively. Reinsurance and real estate operations both provided inflows of $109.6 million and $10.7 million, respectively. The Company received $10.5 million of interest and dividends and purchased an additional $37.1 million of investments in its trading portfolio. Shareowners purchased $68.7 million of shares from OPL's treasury stock during the first quarter while the Company purchased $103.3 million of shares from its shareowners.

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

The Company has completed inventories of its information technology assets such as computers and software and assessed each item for Year 2000 compliance (that is, the ability of software, systems and equipment to properly handle date data within and between the twentieth and twenty-first centuries). The Company does not believe that it has significant exposure to non-compliant internal information technology systems or assets. The Company has minimal exposure to legacy systems and most hardware and software has either been purchased or upgraded to Year 2000 Compliant technology within the last two years. A small number of non-critical systems and assets will be replaced, repaired or retired as part of the Year 2000 initiative.

The Company's real estate properties and office premises include systems that rely on date sensitive computer programs or embedded chip microprocessors. These systems include controlled access to the premises, elevators and escalators, fire detection and safety systems and telecommunication systems. The Company's worst case scenario is widespread disruption in building operations should programmed systems not correctly recognize the Year 2000. In addition to the potential for lost productivity, any failure of such systems could result in additional claims against the Company from its tenants and other third parties. The Company has identified and contacted all key equipment manufacturers and service providers to assess whether such systems and equipment are Year 2000 compliant. Assurances have been received from most of these manufacturers and service providers and the rest are followed up on a regular basis. The Company has identified those items that require repair, remediation or replacement and expects to complete the process of repair, remediation and replacement by June 1999.

The Company has significant business relationships with investment managers, banks, custodians, reinsurance companies, reinsurance intermediaries and utility companies that provide services and financial reports that are critical to the Company's operations. Enquiries have been made, and in most cases assurances received, of the Company's significant business partners to determine their state of readiness for the Year 2000. The Company intends to have additional communication with its key business partners in the 1st half of 1999. There is no assurance that such business partners will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

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

Any costs incurred by the Company's business partners in connection with their Year 2000 efforts will be borne by those business partners. Any costs incurred in preparing OPL's internal systems and equipment for Year 2000 Compliance are not expected to be material. The project costs have not exceeded $1,000,000.

Safe Harbour Disclosure
-----------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for forward-looking statements. This Securities and Exchange Commission filing contains forward looking statements made by management that reflect the views and beliefs of the Company with respect to future events and financial performance. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and other similar expressions are intended to identify such forward-looking statements; however, this Form 10Q also contains other forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are:
(i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers (vi) losses due to foreign currency exchange rate fluctuations, (vii) ability to collect reinsurance recoverables, (viii) strikes or similar disruptions in the business of UPS or other insureds, (ix) the competitive environment in which the Company operates, (x) the impact of mergers and acquisitions, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, (xiii) risks associated with the introduction of lines of business, and (xiv) the resolution of any proposed or future tax assessments by the IRS against the Company. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                           PART II , OTHER INFORMATION
                           ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

a)       Exhibits:  27 - Financial Data Schedule (For SEC use only)
         --------

b)       Reports on Form 8-K: No reports on Form 8-K were filed during the
         -------------------
         quarter ended March 31, 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.


     Date:  May 14, 1999                   OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda



                                           By: /s/ D. Scott Davis
                                               ------------------
                                           D. Scott Davis
                                           Chief Executive Officer and President