Form 10-Q
period 1999-06-30
OVERSEAS PARTNERS LTD
filed 1999-08-16
CIK 740125

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

                               _________________


  For Quarter Ended  June 30, 1999             Commission file Number 0-11538
                    -------------------                               -------


                            Overseas Partners Ltd.
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Islands of Bermuda                                  N/A
       ----------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


        Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
-------------------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code   (441) 295-0788
                                                       --------------------

                                Not Applicable
                                --------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO ___
    ---



                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

                              127,500,000 Shares
                              ------------------
                        Outstanding at August 16, 1999

                         PART I, FINANCIAL INFORMATION
                         -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
              (In thousands,  except share and per share amounts)
              ---------------------------------------------------

                                                                                June 30,     December 31,
                                                                                --------     -----------
                                                                                    1999            1998
                                                                                    ----            ----
                                                                               (Unaudited)
                                                                               -----------
ASSETS:
Cash and cash equivalents                                                      $  304,853     $  170,855
Investments:
   Trading, at fair value-
       Debt securities (amortized cost 1999-$541,098, 1998-$508,427)              512,755        536,017
       Equity securities (cost 1999 -$1,391,260, 1998 -$1,353,321)              1,865,031      1,657,751
Restricted investments, held-to-maturity, at amortized cost
       (fair value 1999-$268,263, 1998 -$292,236)                                 244,141        244,821
Receivables                                                                       797,092        500,710
Deferred acquisition costs                                                        107,040         79,450
Real estate and leasing:
  Operating leases with UPS                                                       100,093        101,340
  Finance leases                                                                   46,106         46,779
  Hotel                                                                           162,264        164,601
  Office buildings                                                                799,301        810,033
Other assets
  Goodwill                                                                         21,000         22,242
  Other                                                                            55,415         33,744
--------------------------------------------------------------------------------------------------------
Total assets                                                                   $5,015,091     $4,368,343
--------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                               $  655,472     $  468,326
Unearned premiums                                                                 538,394        352,392
Reinsurance balances payable                                                       38,868         28,293
Accounts payable and other accruals                                                53,187         55,403
Income taxes payable                                                               16,862         18,565
Long-term debt                                                                    871,058        875,684
Minority interest                                                                  43,641         45,011
--------------------------------------------------------------------------------------------------------
Total liabilities                                                               2,217,482      1,843,674
--------------------------------------------------------------------------------------------------------

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                          --             --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued and outstanding, 127.5 million shares in 1999 and 1998                    12,750         12,750
Contributed surplus                                                                39,991         39,757
Retained earnings                                                               2,755,338      2,476,865
Treasury stock (527,710 shares - 1999, 276,662 shares - 1998), at cost            (10,470)        (4,703)
--------------------------------------------------------------------------------------------------------
Total members' equity                                                           2,797,609      2,524,669
--------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                          $5,015,091     $4,368,343
--------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands, except per share amounts)
                   ----------------------------------------
                                  (Unaudited)
                                  -----------

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                  ---------------------------        -------------------------
                                                      1999            1998              1999            1998
                                                      ----            ----              ----            ----
REVENUES:
Gross reinsurance premiums written                  $210,402         $161,933        $ 635,781        $441,060
Reinsurance premiums ceded                               555           (9,398)          (7,565)        (11,800)
--------------------------------------------------------------------------------------------------------------
Reinsurance premiums written                         210,957          152,535          628,216         429,260
Change in unearned premiums                           24,381           26,440         (183,526)        (88,592)
--------------------------------------------------------------------------------------------------------------
Reinsurance premiums earned                          235,338          178,975          444,690         340,668
Commission income                                      1,455            1,560            2,842           3,061
Operating leases with UPS                              4,535           10,135            8,762          20,262
Finance leases                                           948              979            1,905           1,965
Hotel                                                 27,925           25,750           48,254          43,909
Office buildings                                      36,486           29,074           74,136          58,519
Interest                                              12,148           16,269           25,004          31,821
Net holding gain (loss) on trading securities        101,183          (25,014)         131,950          94,960
Amortization of fixed income securities                3,662            1,318            7,318           2,607
Dividends                                              2,981            4,029            6,324           9,108
--------------------------------------------------------------------------------------------------------------
                                                     426,661          243,075          751,185         606,880
--------------------------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                 145,475           94,775          267,583         172,771
Reinsurance commissions and taxes                     35,696           22,287           62,903          47,342
Depreciation expense                                   8,933            8,622           17,854          17,171
Real estate and leasing operating expenses            37,467           31,722           72,209          63,315
Interest expense                                      17,706           15,739           36,006          31,511
Minority interest in earnings                            673              543            1,238           1,160
Investment expenses                                    1,549            1,160            3,004           2,448
Amortization of goodwill                                 626              626            1,252           1,252
Other operating expenses                               3,207            2,276            6,186           4,565
--------------------------------------------------------------------------------------------------------------
                                                     251,332          177,750          468,235         341,535
--------------------------------------------------------------------------------------------------------------

Income before income taxes                           175,329           65,325          282,950         265,345
Income taxes                                          (2,340)          (3,892)          (4,477)         (7,088)
--------------------------------------------------------------------------------------------------------------
Net income                                          $172,989         $ 61,433        $ 278,473        $258,257
--------------------------------------------------------------------------------------------------------------
Basic and diluted net income per share              $   1.37         $   0.49        $    2.21        $   2.05
--------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding        126,231          125,935          125,951         125,785
--------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                  ------------------------------------------
                    Six Months Ended June 30, 1999 and 1998
                    ---------------------------------------
                                (In thousands)
                                --------------
                                  (Unaudited)
                                  -----------

                                                                                                                     Total
                               Preference      Common Stock         Treasury Stock      Contributed    Retained     Members'
                                               ------------         --------------
                                 Stock      Shares     Amount     Shares      Amount      Surplus      Earnings      Equity
                                 -----      ------     ------     ------      ------      -------      --------      ------
Balance, January 1, 1998       $    --     131,000   $13,100           --   $      --      $26,642     $2,187,420    $2,227,162

Net income                          --          --        --           --          --           --        258,257       258,257

Transfer of Common Stock held
  for stock plans                   --          --        --       (1,746)    (24,859)          --             --       (24,859)

Retirement of treasury stock        --      (4,000)     (400)       4,000      68,000           --        (67,600)           --

Purchase of shares                  --          --        --       (6,625)   (112,617)          --             --      (112,617)

Sale of treasury stock              --          --        --        2,604      39,445        4,665             --        44,110
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998         $    --     127,000   $12,700       (1,767)  $ (30,031)     $31,307     $2,378,077    $2,392,053
----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999       $    --     127,500   $12,750         (277)  $  (4,703)     $39,757     $2,476,865    $2,524,669

Net income                          --          --        --           --          --           --        278,473       278,473

Purchase of shares                  --          --        --       (5,535)   (109,769)          --             --      (109,769)

Sale of treasury stock              --          --        --        5,284     104,002          234             --       104,236
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999         $    --     127,500   $12,750         (528)  $ (10,470)     $39,991     $2,755,338    $2,797,609
----------------------------------------------------------------------------------------------------------------------------------

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
                                  -----------

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     1999           1998
                                                                     ----           ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                          $ 278,473     $ 258,257
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                                 4,477         7,088
  Depreciation                                                         17,854        17,171
  Minority interest in earnings                                         1,238         1,160
  Net holding gain on trading securities                             (131,950)      (94,960)
  Amortization of fixed income securities                              (7,318)       (2,607)
  Other                                                                (6,686)       (1,095)
Changes in assets and liabilities:
  Interest and premiums receivable                                   (174,386)     (112,145)
  Reinsurance recoverable on paid and unpaid losses                    (3,447)       (2,793)
  Unearned premiums ceded                                              (2,477)       (6,938)
  Rentals receivable                                                   (3,458)       (2,262)
  Deposits with insurers                                             (115,092)      (44,374)
  Deferred acquisition costs                                          (27,590)      (16,443)
  Other assets                                                        (19,194)       (1,777)
  Accrued losses and loss expenses                                    187,146        54,282
  Unearned premiums                                                   186,002        95,512
  Reinsurance balance payable                                          10,575        12,229
  Accounts payable and other accruals                                  (2,216)       (2,691)
Proceeds from sale of traded investments                              489,872       392,543
Purchases of traded investments                                      (533,942)     (644,617)
-------------------------------------------------------------------------------------------
Net cash flow provided (used) by operating activities                 147,881       (94,460)
-------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Additions to fixed assets                                              (3,696)       (7,471)
-------------------------------------------------------------------------------------------
Net cash flow used by investing activities                             (3,696)       (7,471)
-------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of shares                                                  (109,769)     (112,617)
Proceeds from sale of treasury stock                                  104,236        44,110
Repayment of debt                                                      (4,654)       (3,760)
-------------------------------------------------------------------------------------------
Net cash flow used by financing activities                            (10,187)      (72,267)
-------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  133,998      (174,198)

Cash and cash equivalents:
Beginning of period                                                   170,855       355,056
-------------------------------------------------------------------------------------------
End of period                                                       $ 304,853     $ 180,858
-------------------------------------------------------------------------------------------

Amounts paid for:
U.S. income taxes                                                   $  10,848     $   3,806
-------------------------------------------------------------------------------------------
Interest                                                            $  35,157     $  31,874
-------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 JUNE 30, 1999
                                 -------------
                                  (Unaudited)
                                  -----------

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

OPL reinsures shipper's risk insurance issued by U.S. based companies covering loss or damage to packages carried by subsidiaries of UPS. As discussed in Note 4, the shipper's risk program represents a major source of premiums and underwriting income for OPL's reinsurance business. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of
                                                    ------------------------
America, Inc. v. Commissioner of Internal Revenue. OPL is not a party to the
-------------------------------------------------
case and is not directly affected by this decision. However, the opinion concerns the taxability of premiums paid by UPS shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and shipper's risk insurance is reinsured by OPL. The Tax Court opinion is adverse to UPS and will likely cause it to change its current arrangements for shipper's risk insurance. OPL has not been notified by the primary insurer of any changes, but management believes that in the future shipper's risk reinsurance premiums will be eliminated.

The results of operations for the six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and is not expected to have a material impact on the Company's financial position. OPL has no exposure to derivative instruments and hedging activities at this time.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 JUNE 30, 1999
                                 -------------
                                  (Unaudited)
                                  -----------

3.   TAXES (continued)
     -----

The United States Internal Revenue Service (IRS) previously asserted that the Company was subject to U.S. taxation in the amounts of approximately $53 million for its 1984 taxable year and $240 million for its 1985 through 1987 taxable years, plus additions to tax and interest for those years. On February 13, 1998, the IRS indicated that it no longer intended to pursue its position against the Company for 1984. On January 4, 1999, the IRS indicated that it no longer intended to pursue its position against the Company for 1985 through 1987.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to the Company's 1988 through 1990 taxable years in which it asserted that the Company is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, the Company filed a Petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to the Company's Petition. The IRS has not asserted deficiencies in tax for years subsequent to 1990. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It has vigorously contested the Notice of Deficiency for 1988 through 1990 and will vigorously contest proposed assessments or any future assessments.

4.   BUSINESS SEGMENTS
     -----------------

The Company's operations are presently conducted through two segments: reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and underwrites shipper's risk, accident and health, automobile, aviation, marine, property and workers' compensation reinsurance. Real estate and leasing activities are owned and managed through subsidiaries of Overseas Partners Capital Corp., a wholly owned subsidiary of OPL. There were no intersegment revenues earned for the periods ended June 30, 1999 and 1998. Intersegment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended June 30, 1999 and 1998.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 JUNE 30, 1999
                                 -------------
                                  (Unaudited)
                                  -----------


4.   BUSINESS SEGMENTS (continued)
     -----------------

                                            Three months ended June 30,    Six months ended June 30,
----------------------------------------------------------------------------------------------------
(In thousands)                                   1999           1998           1999          1998
----------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                               $235,338       $178,975       $444,690      $340,668
  Commission income                                1,455          1,560          2,842         3,061
  Investment income (loss)                       115,725         (7,680)       162,688       130,594
----------------------------------------------------------------------------------------------------
                                                 352,518        172,855        610,220       474,323
----------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                         69,894         65,938        133,057       124,655
  Investment income                                4,249          4,282          7,908         7,902
----------------------------------------------------------------------------------------------------
                                                  74,143         70,220        140,965       132,557
----------------------------------------------------------------------------------------------------
Consolidated                                     426,661        243,075        751,185       606,880
----------------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES
Reinsurance                                      169,798         54,633        276,730       251,762
Real estate and leasing                            9,364         13,594         13,658        19,400
Other operating expenses                          (3,833)        (2,902)        (7,438)       (5,817)
----------------------------------------------------------------------------------------------------
Consolidated                                    $175,329       $ 65,325       $282,950      $265,345
----------------------------------------------------------------------------------------------------

(In thousands)                      June 30, 1999       December 31, 1998
                                                            (Audited)
-------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                $2,578,870             $2,273,000
  Other                                  911,864                572,966
-------------------------------------------------------------------------
                                       3,490,734              2,845,966
-------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                   367,396                350,715
  Other                                1,156,961              1,171,662
-------------------------------------------------------------------------
                                       1,524,357              1,522,377
-------------------------------------------------------------------------
Consolidated                          $5,015,091             $4,368,343
-------------------------------------------------------------------------

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

Earned premiums on shipper's risk reinsurance were $91.1 million and $92.9 million for the three months ended June 30, 1999 and 1998, respectively. OPL earned premiums of $12.1 million and $10.8 million for the three months ended June 30, 1999 and 1998, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. Net underwriting income from shipper's risk reinsurance was $58.3 million and $63.5 million for the three months ended June 30, 1999 and 1998, respectively. OPL's real estate and leasing segment includes five Boeing 757 aircraft (sold in July 1998) and a data processing facility leased to UPS subsidiaries. Total rent from aircraft and facility leases was $4.5 million and $10.1 million for the three months ended June 30, 1999 and 1998, respectively.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                 JUNE 30, 1999
                                 -------------
                                  (Unaudited)
                                  -----------


4.   BUSINESS SEGMENTS (continued)
     -----------------

Earned premiums on shipper's risk reinsurance were $181.7 million and $183.8 million for the six months ended June 30, 1999 and 1998, respectively. Net underwriting income from shipper's risk reinsurance was $116.4 million and $119.1 million for the six months ended June 30, 1999 and 1998, respectively. OPL earned premiums of $24.2 million and $21.5 million for the six months ended June 30, 1999 and 1998, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. Total rent from aircraft and facility leases was $8.8 million and $20.3 million for the six months ended June 30, 1999 and 1998, respectively.

5.   THE BERMUDA INSURANCE REGULATION
     --------------------------------

The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the six months ended June 30, 1999 and 1998, they each met these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Transacted in U.S. Dollars)
                         ----------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

Reinsurance:
------------

(In thousands)                                                          1999                     1998
--------------------------------------------------------------------------------------------------------
Gross premiums written                                             $ 210,402                $ 161,933
Premiums ceded                                                           555                   (9,398)
--------------------------------------------------------------------------------------------------------
Net premiums written                                                 210,957                  152,535
Change in unearned premiums                                           24,381                   26,440
--------------------------------------------------------------------------------------------------------
Premiums earned                                                      235,338                  178,975
Commission income                                                      1,455                    1,560
--------------------------------------------------------------------------------------------------------
                                                                     236,793                  180,535
--------------------------------------------------------------------------------------------------------
Losses and loss expenses                                            (145,475)                 (94,775)
Commissions and taxes                                                (35,696)                 (22,287)
--------------------------------------------------------------------------------------------------------
                                                                    (181,171)                (117,062)
--------------------------------------------------------------------------------------------------------
Underwriting income                                                   55,622                   63,473
--------------------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                                         72,332                   26,806
Emerging market equities                                              55,329                  (59,502)
Fixed income                                                         (19,941)                  24,854
Strategic income mutual fund                                           6,035                       --
Other                                                                  1,970                      162
Expenses                                                              (1,549)                  (1,160)
--------------------------------------------------------------------------------------------------------
Investment income                                                    114,176                   (8,840)
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Reinsurance income                                                 $ 169,798                $  54,633
========================================================================================================

Gross reinsurance premiums written increased by $48.5 million for the three months ended June 30, 1999 compared with the same period in the prior year primarily due to additional premiums generated from the renewal of automobile, property and workers' compensation programs. One new program with premiums of $1.5 million was written during the quarter ended June 30, 1999 compared with eight new programs yielding premiums of $98.5 million in the same period in 1998. Premiums from the UPS shippers' risk program decreased by $1.8 million to $91.1 million compared to $92.9 million in the same period last year. Shipper's risk reinsurance historically has been OPL's largest source of revenue. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of America, Inc. v. Commissioner of Internal Revenue. OPL
--------------------------------------------------------------------------
is not a party to the case and is not directly affected by this decision. However, the opinion concerns the taxability of premiums paid by UPS shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and shipper's risk insurance is reinsured by OPL. The Tax Court opinion is adverse to UPS and will likely cause it to change its current arrangements for shipper's risk insurance. OPL has not been notified by the primary insurer of any changes, but management believes that in the future shipper's risk reinsurance premiums will be eliminated. These premiums accounted for underwriting income of $58.3 million for the three months ended June 30, 1999 and $63.5 million for the three months ended June 30, 1998.

Reinsurance premiums earned increased by $56.4 million for the three months ended June 30, 1999 compared with the same period in the prior year as a result of the growth in the volume of business written in 1998 and the first half of 1999.

The combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums, increased to 77.0% for the three months ended June 30, 1999 from 65.4% for the corresponding period in 1998. This resulted in a decrease in net underwriting income of $7.9 million for the current quarter compared to same period last year. These changes are due in part to a change in the mix of the Company's business. Specifically, the new programs have lower margins than the traditional shippers risk business which, for the quarter, accounted for only 43.3% of premiums written compared to 57.4% during the same period in 1998. The increase in the combined ratio as well as the decline in underwriting income can also be attributed to lower margins on several lines of business as a result of continued competitive pressures on premium rates.

------------

Investment income related to our reinsurance segment for the three months ended June 30, 1999 increased by $123.0 million over the same period in 1998. The Company's U.S. S&P 500 based equity portfolio closed the quarter with a gain of $72.3 million or a return of 7.2% compared with a loss of 0.5% in the same period for 1998. Our emerging market equity portfolio benefited from continued recovery and strong growth throughout Asia boosted by an aggressive interest rate cut in China, earning $55.3 million for a gain of 21.7% contrasted with a 19.5% loss in the second quarter of 1998. Our U.S. dollar fixed income mutual fund gained a further $6.0 million over the quarter, an increase of 1.3%. Moderating these gains, our global bond portfolio declined $19.9 million, a loss of 3.6% compared with a year ago gain of 2.7%, impacted by rising interest rates in the United States and continued depreciation in the Euro exchange rate.

Real Estate and Leasing:
-----------------------

(In thousands)                                                       1999                    1998
---------------------------------------------------------------------------------------------------
REVENUE:
Leasing                                                           $ 5,483                $ 11,114
Hotel                                                              27,925                  25,750
Office buildings                                                   36,486                  29,074
---------------------------------------------------------------------------------------------------
                                                                   69,894                  65,938
---------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                 37,467                  31,722
Interest expense                                                   17,706                  15,739
Depreciation                                                        8,933                   8,622
Minority interest in earnings                                         673                     543
---------------------------------------------------------------------------------------------------
                                                                   64,779                  56,626
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Operating income                                                    5,115                   9,312
---------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                            (139)                  1,417
Other                                                               4,388                   2,865
---------------------------------------------------------------------------------------------------
Investment income                                                   4,249                   4,282
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Real estate and leasing income                                    $ 9,364                $ 13,594
===================================================================================================

Office building revenue increased by 25.5% for the quarter ended June 30, 1999 from $29.1 million for the same period in 1998. This increase of $7.4 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Hotel revenue increased $2.2 million due to an increase in room rates over 1998. Leasing revenue has decreased from $11.1 million in the second quarter of 1998 to $5.5 million in the second quarter of 1999 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998, as well as a $0.4 million decrease in variable toll revenue on the data processing facility lease.

Operating expenses have increased by $5.7 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel. Interest expense increased by $2.0 million from the same period in 1998 due to the purchase of Madison Plaza. Interest expense continues to include the expense associated with the Series A bonds that were used to finance the original acquisition of the aircraft. The proceeds from the sale of the aircraft were invested in zero coupon U.S. treasury notes and corporate bonds to provide collateral for the future interest obligations.

Operating income for the quarter ended June 30, 1999 decreased by $4.2 million over the same period in 1998 primarily due to the loss of revenue from the 757s to offset the continuing interest obligation on the Series A bonds. Also, a restructuring of the toll rates on our Ramapo Ridge Facility which is leased to subsidiaries of UPS, to reflect current overhead absorption, has led to a decrease in the data processing facility's variable toll revenue. Improvements in the profitability of the hotel offset these decreases.

Other investment income increased due to amortization on the zero coupon U.S. treasury notes and corporate bonds held as substitute collateral for the interest obligation on the Series A bonds.

Net Income:
----------

Net income increased by $111.6 million over the same period in 1998 due to the comparative performance of the investment markets offset by small declines in reinsurance and real estate operating income. Net income per share was $1.37, a $0.88 per share increase over the same period in 1998 as result of the aforementioned factors.

Six Months Ended June 30, 1999 and 1998
---------------------------------------

Reinsurance:
------------

(In thousands)                                                       1999                     1998
-----------------------------------------------------------------------------------------------------
Gross premiums written                                          $ 635,781                $ 441,060
Premiums ceded                                                     (7,565)                 (11,800)
-----------------------------------------------------------------------------------------------------
Net premiums written                                              628,216                  429,260
Change in unearned premiums                                      (183,526)                 (88,592)
-----------------------------------------------------------------------------------------------------
Premiums earned                                                   444,690                  340,668
Commission income                                                   2,842                    3,061
-----------------------------------------------------------------------------------------------------
                                                                  447,532                  343,729
-----------------------------------------------------------------------------------------------------
Losses and loss expenses                                         (267,583)                (172,771)
Commissions and taxes                                             (62,903)                 (47,342)
-----------------------------------------------------------------------------------------------------
                                                                 (330,486)                (220,113)
-----------------------------------------------------------------------------------------------------
Underwriting income                                               117,046                  123,616
-----------------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                                     113,110                  134,422
Emerging market equities                                           76,824                  (40,553)
Fixed income                                                      (45,111)                  34,929
Strategic income mutual fund                                       14,162                       --
Other                                                               3,703                    1,796
Expenses                                                           (3,004)                  (2,448)
-----------------------------------------------------------------------------------------------------
Investment income                                                 159,684                  128,146
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Reinsurance income                                              $ 276,730                $ 251,762
=====================================================================================================

Gross reinsurance premiums written increased by $194.7 million for the six months ended June 30, 1999 compared with the same period in the prior year. The Company's accident and health, financial, marine, property and workers' compensation programs all contributed to this increase. Premiums from ten new programs totalled $56.7 million with the largest contributors being property, marine and aviation programs with $18.9 million, $17.2 million and $13.7 million in new premiums respectively. Premiums from renewed programs increased by $209.0 million, although $96.0 million of this increase was due to timing differences on programs that were renewed in the first half of 1999 but were not contracted and recorded until later periods in 1998. These timing differences are expected to reverse during the remainder of the year. The Company declined to renew several auto, aviation, property and marine programs as they did not meet the Company's return requirements, resulting in a decrease in premiums written of $82.3 million compared to the same period in the prior year. Premiums from the UPS shippers' risk program decreased by $2.1 million to $181.7 million compared to $183.8 million in the same period last year. Shipper's risk reinsurance historically has been OPL's largest source of revenue. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service
                                                          ---------------------
of America, Inc. v. Commissioner of Internal Revenue. OPL is not a party to the
----------------------------------------------------
case and is not directly affected by this decision. However, the opinion concerns the taxability of premiums paid by UPS shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and shipper's risk insurance is reinsured by OPL. The Tax Court opinion is adverse to UPS and will likely cause it to change its current arrangements for shipper's risk insurance. OPL has not been notified by the primary insurer of any changes, but management believes that in the future shipper's risk reinsurance premiums will be eliminated. These premiums accounted for underwriting income of $116.4 million for the six months ended June 30, 1999 and $119.1 million for the six months ended June 30, 1998.

Reinsurance premiums earned increased by $104.0 million for the six months ended June 30, 1999 as a result of the growth in the volume of business written in the second half of 1998 and the first half of 1999.

The combined ratio for the six months ended June 30, 1999 increased to 74.3% from 64.6% for the corresponding period in 1998. This resulted in a decrease in net underwriting income of 5.3% for the current period. These changes are due in part to a change in the mix of the Company's business. Specifically, the new programs have lower margins than the traditional shippers risk business which accounted for only 28.6% of premiums written compared to 41.7% in 1998. The increase in the combined ratio as well as the decline in underwriting income can also be attributed to lower margins on several lines of business as a result of continued competitive pressures on premium rates.

-----------

Investment income for the six months ended June 30, 1999 increased by $31.5 million over the same period in 1998. Although interest rates tightened in the face of continued economic expansion in the United States, equity markets generally benefited from continued strong earnings announcements and a lack of inflation. These factors were the primary contributors to the performance of our U.S. S&P 500 based equity portfolio which gained 11.7% or $113.1 million in the first six months of 1999 compared with the same period in the prior year. The emerging market equity portfolio earnings reflected the recovery throughout Asia returning 34.6% over the first two quarters of 1999 with income of $76.8 million compared with a loss of $40.6 million during the same period a year ago. With interest rates in the United States ending the first half of 1999 at a 12-month high, and a generally weaker Euro, our fixed income investments showed mixed results. Our global bond portfolio declined 7.7% for a loss of $45.1 million for the period against a gain of $34.9 million during the same period in the previous year. Helping to mitigate this loss, our U.S. dollar fixed income mutual fund earned $14.2 million, a gain of 3.4% over the same period in the prior year.

Real Estate and Leasing:
-----------------------

(In thousands)                                                      1999                    1998
---------------------------------------------------------------------------------------------------
REVENUE:
Leasing                                                         $ 10,667                $ 22,227
Hotel                                                             48,254                  43,909
Office buildings                                                  74,136                  58,519
---------------------------------------------------------------------------------------------------
                                                                 133,057                 124,655
---------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                72,209                  63,315
Interest expense                                                  36,006                  31,511
Depreciation                                                      17,854                  17,171
Minority interest in earnings                                      1,238                   1,160
---------------------------------------------------------------------------------------------------
                                                                 127,307                 113,157
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Operating income                                                   5,750                  11,498
---------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                           (710)                  2,298
Other                                                              8,618                   5,604
---------------------------------------------------------------------------------------------------
Investment income                                                  7,908                   7,902
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Real estate and leasing income                                  $ 13,658                $ 19,400
===================================================================================================

Office building revenue increased by 26.7% for the six months ended June 30, 1999 from $58.5 million for the same period in 1998. This increase of $15.6 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Hotel revenue increased $4.3 million due to an increase in room rates over the same period in 1998. Leasing revenue has decreased from $22.2 million for the same period in 1998 to $10.7 million in 1999 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998, as well as a $1.2 million decrease in variable toll revenue on the data processing facility lease.

Operating expenses have increased by $8.9 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel. Interest expense increased by $4.5 million from the same period in 1998 due to the purchase of Madison Plaza. Interest expense continues to include the expense associated with the Series A bonds that were used to finance the original acquisition of the aircraft. The proceeds from the sale of the aircraft were invested in zero coupon U.S. treasury notes and corporate bonds to provide collateral for the future interest obligations.

Net operating income from our office buildings and related management services increased by $1 million to $7 million for the six months ended June 30, 1999, while the net operating income from our hotel also increased by $0.4 million compared to the same period in the prior year. These increases were offset by the loss of income from the aircraft and a restructuring of the toll rates on the Ramapo Ridge Facility, resulting in an overall decrease in operating income of $5.7 million over 1998.

Other investment income increased due to amortization on the zero coupon U.S. treasury notes and corporate bonds held as substitute collateral for the interest obligation on the Series A bonds.

Net Income:
----------
Net income increased by $20.2 million over the same period in 1998 due to the comparative performance of the investment markets offset by small declines in reinsurance and real estate operating income. Net income per share was $2.21, a $0.16 per share increase over the same period in 1998 as result of the aforementioned factors.

Liquidity and Capital Resources
-------------------------------

OPL's cash and cash equivalents increased by $134.0 million during the six months ended June 30, 1999. Operating activities generated $147.9 million while investing and financing activities used $3.7 million and $10.2 million, respectively. Reinsurance and real estate operations both provided inflows of $154.8 million and $16.3 million, respectively. The Company received $28.3 million of interest and dividends and purchased an additional $44.1 million of investments in its trading portfolio. Shareowners purchased $104.2 million of shares from OPL's treasury stock during the first quarter while the Company purchased $109.8 million of shares from its shareowners.

On July 21, 1999, OPL suspended the sale of its stock under the UPS stock purchase plans (the Plans). This action was taken following the announcement by United Parcel Service of America, Inc. (UPS) of its intended merger into a subsidiary, United Parcel Service, Inc. (New UPS) and the initial public offering of New UPS shares. UPS suspended the sale of its shares under the Plans immediately following its announcement. Prior to the suspension, units of UPS and OPL shares had been sold to UPS employees under the Plans.

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

OPL formed a Year 2000 Committee in May 1998 to evaluate the potential effects of this issue and to ensure that the Company is Year 2000 ready. The Committee is led by a senior member of management and comprises representatives from each of the Company's locations and functional areas. The Committee developed a formal, written plan, which outlines the required action steps to be completed in order for the Company to be Year 2000 ready. The Committee makes periodic reports of progress against the plan to the Chief Executive Officer and the Board of Directors.

The Company has completed inventories of its information technology assets such as computers and software and assessed each item for Year 2000 compliance (that is, the ability of software, systems and equipment to properly handle date data within and between the twentieth and twenty-first centuries). The Company does not believe that it has significant exposure to non-compliant internal information technology systems or assets. The Company has minimal exposure to legacy systems and most hardware and software has either been purchased or upgraded to Year 2000 Compliant technology within the last two years. A small number of non-critical systems and assets have been replaced, repaired or retired as part of the Year 2000 initiative.

The Company's real estate properties and office premises include systems that rely on date sensitive computer programs or embedded chip microprocessors.
These systems include controlled access to the premises, elevators and escalators, fire detection and safety systems and telecommunication systems. The Company's worst case scenario is widespread disruption in building operations should programmed systems not correctly recognize the Year 2000. In addition to the potential for lost productivity, any failure of such systems could result in additional claims against the Company from its tenants and other third parties. The Company has identified and contacted all key equipment manufacturers and service providers to assess whether such systems and equipment are Year 2000 compliant. Assurances have been received from key manufacturers and service providers. The Company has identified those items that require repair, remediation or replacement and has substantially completed the process of repair, remediation and replacement as of June 30, 1999.

The Company has significant business relationships with investment managers, banks, custodians, reinsurance companies, reinsurance intermediaries and utility companies that provide services and financial reports that are critical to the Company's operations. Enquiries have been made, and assurances received, of the Company's significant business partners to determine their state of readiness
for the Year 2000.   Despite these satisfactory responses, there is no guarantee that such business partners will not suffer a year 2000 business disruption. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

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

Reinsurance contracts that commenced in 1999 may expose the Company to increases in the frequency and severity of claims as a direct result of Year 2000 failures relating to the insured. Unfavorable outcomes to these claims, particularly for property, aviation and marine exposures, could have a material impact on the Company's financial condition and operations. It is not possible at this time to determine how the Year 2000 issue will impact future claim experience. The Company will continue to exercise underwriting discretion and explore opportunities that may help to reduce this exposure, including the use of policy exclusions, where possible.

The assessment and remediation phases for all mission critical systems were complete by December 31, 1998. The Company has also completed the testing phase for mission critical systems. The Company has also developed contingency plans for each of its mission critical systems and functions. For the most part such contingency plans require collation of hard copy audit trail or frequent reviews prior to the Year 2000 in order to minimize loss of historical information. In the event that there are computer hardware or software problems that are not revealed until the Year 2000, the Company will implement manual procedures and processes in place of the disrupted automated processes. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios, which may arise as a result of Year 2000 related computer problems.

The Company retained an independent legal firm to assess the risks of liability associated with the Company's Year 2000 plan. The legal firm continues to monitor the Company's progress with respect to the plan.

-----------------------------

Any costs incurred by the Company's business partners in connection with their Year 2000 efforts will be borne by those business partners. Any costs incurred in preparing OPL's internal systems and equipment for Year 2000 Compliance are not expected to be material. The project costs incurred to date are less than $1,000,000.

Safe Harbour Disclosure
-----------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for forward-looking statements. This Securities and Exchange Commission filing contains forward looking statements made by management that reflect the views and beliefs of the Company with respect to future events and financial performance. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and other similar expressions are intended to identify such forward-looking statements; however, this Form 10Q also contains other forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions),
(ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers (vi) losses due to foreign currency exchange rate fluctuations, (vii) ability to collect reinsurance recoverables, (viii) strikes or similar disruptions in the business of UPS or other insureds, (ix) pricing pressure resulting from the competitive environment in which the Company operates, (x) the impact of mergers and acquisitions, (xi) the impact of Year 2000 related issues, (xii) developments in global financial markets which could affect the Company's investment portfolio, (xiii) risks associated with the introduction of lines of business, and (xiv) the resolution of any proposed or future tax assessments by the IRS against the Company. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                         PART II ,  OTHER INFORMATION
                         ----------------------------



Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------
a)  Exhibits:  27 - Financial Data Schedule (For SEC use only)
    --------

b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter
    -------------------
ended June 30, 1999.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.



     Date:  August 16, 1999                OVERSEAS PARTNERS LTD.
     Signed in Hamilton, Bermuda




                                           By: /s/ D. Scott Davis
                                               ------------------
                                           D. Scott Davis
                                           Chief Executive Officer and President


                                           By: /s/ Mark R. Bridges
                                               -------------------
                                           Mark R. Bridges
                                           Vice-President and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)