Form 10-Q
period 1999-09-30
OVERSEAS PARTNERS LTD
filed 1999-11-15
CIK 740125

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

                                  ----------


For Quarter Ended September 30, 1999             Commission file Number 0-11538
                  ------------------                                    -------


                             Overseas Partners Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Islands of Bermuda                                   N/A
     ---------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


        MintflowerPlace, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
        -------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code (441) 295-0788
                                                          --------------


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


                              127,500,000 Shares
                       --------------------------------
                       Outstanding at November 15, 1999

                         PART I, FINANCIAL INFORMATION
                         -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
              (In thousands, except share and per share amounts)
              --------------------------------------------------

                                                                           September 30,      December 31,
                                                                           -------------      ------------
                                                                                    1999              1998
                                                                                    ----              ----
                                                                              (Unaudited)
                                                                              ----------
ASSETS:
Cash and cash equivalents                                                     $  516,665        $  170,855
Investments:
   Trading, at fair value--
       Debt securities (amortized cost 1999--$527,284, 1998--$508,427)           502,958           536,017
       Equity securities (cost 1999--$1,190,057, 1998--$1,353,321)             1,508,057         1,657,751
   Restricted investments, held-to-maturity, at amortized cost
       (fair value 1999--$268,109, 1998--$292,236)                               248,080           244,821
Receivables                                                                      771,646           500,710
Deferred acquisition costs                                                       110,379            79,450
Real estate and leasing:
  Operating leases with UPS                                                       99,470           101,340
  Finance leases                                                                  45,757            46,779
  Hotel                                                                          160,849           164,601
  Office buildings                                                               793,204           810,033
Other assets
  Goodwill                                                                        20,374            22,242
  Other                                                                           70,862            33,744
----------------------------------------------------------------------------------------------------------
Total assets                                                                  $4,848,301        $4,368,343
----------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                              $  726,123        $  468,326
Unearned premiums                                                                503,441           352,392
Reinsurance balances payable                                                      55,096            28,293
Accounts payable and other accruals                                               61,329            55,403
Income taxes payable                                                              14,819            18,565
Long-term debt                                                                   868,625           875,684
Minority interest                                                                 43,098            45,011
----------------------------------------------------------------------------------------------------------
Total liabilities                                                              2,272,531         1,843,674
----------------------------------------------------------------------------------------------------------

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                         --                --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued and outstanding, 127.5 million shares in 1999 and 1998                   12,750            12,750
Contributed surplus                                                               39,991            39,757
Retained earnings                                                              2,555,744         2,476,865
Treasury stock (1,648,948 shares--1999, 276,662 shares--1998), at cost           (32,715)           (4,703)
-----------------------------------------------------------------------------------------------------------
Total members' equity                                                          2,575,770         2,524,669
----------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                         $4,848,301        $4,368,343
----------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands, except per share amounts)
                   ----------------------------------------
                                  (Unaudited)
                                  -----------


                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                            --------------------------------    -------------------------------
                                                                 1999             1998              1999             1998
                                                                 ----             ----              ----             ----
REVENUES:
Gross reinsurance premiums written                            $ 200,005        $ 256,461         $ 835,786        $ 697,521
Reinsurance premiums ceded                                      (17,840)          (1,001)          (25,405)         (12,801)
----------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums written                                    182,165          255,460           810,381          684,720
Change in unearned premiums                                      48,588          (57,403)         (134,938)        (145,995)
----------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums earned                                     230,753          198,057           675,443          538,725
Commission income                                                 1,347            1,487             4,189            4,548
Operating leases with UPS                                         4,563            7,009            13,325           27,271
Finance leases                                                      941              972             2,846            2,937
Hotel                                                            26,440           25,747            74,694           69,656
Office buildings                                                 37,037           35,592           111,173           94,111
Gain on sale of Boeing 757 aircraft                                  --           11,794                --           11,794
Interest                                                         14,007           11,789            39,011           43,610
Net holding (loss) gain on trading securities                   (76,978)        (135,348)           54,972          (40,388)
Amortization of fixed income securities                           3,667            3,204            10,985            5,811
Dividends                                                         2,582            3,103             8,906           12,211
----------------------------------------------------------------------------------------------------------------------------
                                                                244,359          163,406           995,544          770,286
----------------------------------------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                            187,374          104,249           454,957          277,020
Reinsurance commissions and taxes                                32,086           26,359            94,989           73,701
Depreciation expense                                              9,030            9,064            26,884           26,235
Real estate and leasing operating expenses                       36,568           36,970           108,777          100,285
Interest expense                                                 17,874           17,277            53,880           48,788
Minority interest in earnings                                       720              707             1,958            1,867
Investment expenses                                               1,541            1,151             4,545            3,599
Amortization of goodwill                                            626              626             1,878            1,878
Other operating expenses                                          3,190            3,087             9,376            7,652
----------------------------------------------------------------------------------------------------------------------------
                                                                289,009          199,490           757,244          541,025
----------------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                               (44,650)         (36,084)          238,300          229,261
Income taxes                                                     (2,058)          (3,041)           (6,535)         (10,129)
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                             $ (46,708)       $ (39,125)        $ 231,765        $ 219,132
----------------------------------------------------------------------------------------------------------------------------
Basic and diluted net (loss) income per share                 $   (0.37)       $   (0.31)        $    1.84        $    1.74
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                   126,821          125,853           126,248          125,808
----------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                  ------------------------------------------
                 Nine Months Ended September 30, 1999 and 1998
                 ---------------------------------------------
                                (In thousands)
                                --------------
                                  (Unaudited)
                                  -----------


                                                           Common Stock                  Treasury Stock
                                      Preference           ------------                  --------------
                                        Stock          Shares          Amount         Shares        Amount
                                        -----          ------          ------         ------        ------
Balance, January 1, 1998                $   --        131,000          $13,100            --       $      --

Net income                                  --             --               --            --              --

Transfer of Common Stock held
   For stock plans                          --             --               --        (1,746)        (24,859)

Retirement of treasury stock                --         (4,000)            (400)        4,000          68,000

Purchase of shares                          --             --               --        (7,267)       (123,527)

Sale of treasury stock                      --             --               --         3,797          59,725

Dividend declared ($1.04 per share)         --             --               --            --             --
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998             $   --        127,000          $12,700        (1,216)       $(20,661)
--------------------------------------------------------------------------------------------------------------

Balance, January 1, 1999                $   --        127,500          $12,750          (277)      $  (4,703)

Net income                                  --             --               --            --              --

Purchase of shares                          --             --               --        (7,174)       (142,290)

Sale of treasury stock                      --             --               --         5,802         114,278

Dividend declared ($1.20 per share)         --             --               --            --              --
--------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999             $   --        127,500          $12,750        (1,649)       $(32,715)
--------------------------------------------------------------------------------------------------------------


                                                                        Total
                                    Contributed       Retained         Members'
                                      Surplus         Earnings          Equity
                                      -------         --------          ------
Balance, January 1, 1998               $26,642       $2,187,420      $2,227,162

Net income                                  --          219,132         219,132

Transfer of Common Stock held
   For stock plans                          --               --         (24,859)

Retirement of treasury stock                --          (67,600)             --

Purchase of shares                          --               --        (123,527)

Sale of treasury stock                   4,665               --          64,390

Dividend declared ($1.04 per share)         --         (131,252)       (131,252)
--------------------------------------------------------------------------------
Balance, September 30, 1998            $31,307       $2,207,700      $2,231,046
--------------------------------------------------------------------------------

Balance, January 1, 1999               $39,757       $2,476,865      $2,524,669

Net income                                  --          231,765         231,765
                                                             --
Purchase of shares                          --                         (142,290)
                                                             --
Sale of treasury stock                     234                          114,512

Dividend declared ($1.20 per share)         --         (152,886)       (152,886)
--------------------------------------------------------------------------------
Balance, September 30, 1999            $39,991       $2,555,744      $2,575,770
--------------------------------------------------------------------------------

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
                                  -----------

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                    1999             1998
                                                                                    ----             ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                                     $ 231,765       $   219,132
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                                            6,535            10,129
  Depreciation                                                                    26,884            26,235
  Minority interest in earnings                                                    1,958             1,867
  Net holding (gain) loss on trading securities                                  (54,972)           40,388
  Amortization of fixed income securities                                        (10,985)           (5,811)
  Gain on sale of Boeing 757 aircraft                                                 --           (11,794)
  Other                                                                           (7,133)           (1,613)
Changes in assets and liabilities:
  Receivables                                                                   (270,936)         (244,978)
  Deferred acquisition costs                                                     (30,929)          (31,493)
  Other assets                                                                   (37,118)           (9,398)
  Accrued losses and loss expenses                                               257,797            93,025
  Unearned premiums                                                              151,049           152,129
  Reinsurance balance payable                                                     26,803            16,772
  Accounts payable and other accruals                                              5,926             9,289
Proceeds from sale of traded investments                                         955,139           832,125
Purchases of traded investments                                                 (717,304)       (1,027,384)
-----------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                   534,479            68,620
----------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds on sale of Boeing 757 aircraft                                               --           202,220
Proceeds from maturity of restricted investments                                   8,473                --
Purchase of restricted investments                                                  (857)         (186,650)
Acquisition of office building                                                        --          (196,337)
Additions to fixed assets                                                         (4,649)          (10,227)
-----------------------------------------------------------------------------------------------------------
Net cash flow provided (used) by investing activities                              2,967          (190,994)
-----------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of shares                                                             (142,290)         (123,527)
Proceeds from sale of treasury stock                                             114,512            64,390
Borrowings                                                                            --           100,000
Repayment of debt                                                                 (7,101)           (5,784)
Distributions to minority interests                                               (3,871)           (1,281)
Dividends paid                                                                  (152,886)         (131,252)
-----------------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                                      (191,636)          (97,454)
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             345,810          (219,828)

Cash and cash equivalents:
Beginning of period                                                              170,855           355,056
----------------------------------------------------------------------------------------------------------
End of period                                                                  $ 516,655       $   135,228
----------------------------------------------------------------------------------------------------------

Amounts paid for:
U.S. income taxes                                                              $   5,178       $     4,189
----------------------------------------------------------------------------------------------------------
Interest                                                                      $   47,169        $   43,284
----------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                                  (Unaudited)
                                  -----------

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

OPL reinsures shipper's risk insurance issued by U.S. based companies covering loss or damage to packages carried by subsidiaries of United Parcel Service of America Inc. (UPS). As discussed in Note 4, the shipper's risk program represents a major source of premiums and underwriting income for OPL's reinsurance business. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of America, Inc. v. Commissioner of
                     ---------------------------------------------------------
Internal Revenue. OPL is not a party to the case and is not directly affected by
----------------
this decision. However, the opinion concerns the taxability of premiums paid by shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and that shipper's risk insurance is reinsured by OPL. On August 31, 1999 the Company was notified by the primary insurer that UPS intends to provide shipper's risk reinsurance for its customers through a UPS subsidiary effective October 1, 1999. This means that OPL will not provide shipper's risk reinsurance in the future.

The results of operations for the three and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

A statement of comprehensive income is not included, as OPL's net income equals comprehensive income.

The operating leases are with subsidiaries of UPS.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and is not expected to have a material impact on the Company's financial position. OPL had no exposure to derivative instruments and hedging activities as of September 30, 1999. Subsequently OPL has granted certain investment managers the ability to manage currency through the use of currency forwards, futures and options.

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                                  (Unaudited)
                                  -----------


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

4.   BUSINESS SEGMENTS

The Company's operations are presently conducted through two segments: reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and underwrites shipper's risk, accident and health, automobile, aviation, marine, property and workers' compensation reinsurance. Real estate and leasing activities are owned and managed through subsidiaries of Overseas Partners Capital Corp., a wholly owned subsidiary of OPL. There were no intersegment revenues earned for the periods ended September 30, 1999 and 1998. Intersegment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended September 30, 1999 and 1998.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                                  (Unaudited)
                                  -----------


4.   BUSINESS SEGMENTS (continued)


                                             Three months ended September 30,          Nine months ended September 30,
-------------------------------------------------------------------------------------------------------------------------
  (In thousands)                                       1999               1998                1999                 1998
-------------------------------------------------------------------------------------------------------------------------
  REVENUES
  Reinsurance:
    Premiums earned                                $230,753          $ 198,057            $675,443             $538,725
    Commission income                                 1,347              1,487               4,189                4,548
    Investment (loss) income                        (57,887)          (109,946)            104,801               20,648
-------------------------------------------------------------------------------------------------------------------------
                                                    174,213             89,598             784,433              563,921
-------------------------------------------------------------------------------------------------------------------------
  Real estate and leasing:
    Rentals                                          68,981             69,320             202,038              193,975
    Gain on sale of 757 Aircraft                         --             11,794                  --               11,794
    Investment income (loss)                          1,165             (7,306)              9,073                  596
-------------------------------------------------------------------------------------------------------------------------
                                                     70,146             73,808             211,111              206,365
-------------------------------------------------------------------------------------------------------------------------
  Consolidated                                      244,359            163,406             995,544              770,286
-------------------------------------------------------------------------------------------------------------------------

  NET INCOME BEFORE TAXES
  Reinsurance                                       (46,788)           (42,161)            229,942              209,601
  Real estate and leasing                             5,954              9,790              19,612               29,190
  Other operating expenses                           (3,816)            (3,713)            (11,254)              (9,530)
-------------------------------------------------------------------------------------------------------------------------
  Consolidated                                     $(44,650)         $ (36,084)           $238,300             $229,261
-------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                              September 30,   December 31, 1998
  (In thousands)                                       1999           (Audited)
--------------------------------------------------------------------------------
  ASSETS
  Reinsurance
    Cash and investments                         $2,412,747          $2,273,000
    Other                                           904,599             572,966
--------------------------------------------------------------------------------
                                                  3,317,346           2,845,966
--------------------------------------------------------------------------------
  Real estate and leasing
    Cash and investments                            378,128             350,715
    Other                                         1,152,827           1,171,662
--------------------------------------------------------------------------------
                                                  1,530,955           1,522,377
--------------------------------------------------------------------------------
  Consolidated                                   $4,848,301          $4,368,343
--------------------------------------------------------------------------------

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

Earned premiums on shipper's risk reinsurance were $91.8 million and $91.7 million for the three months ended September 30, 1999 and 1998, respectively. Net underwriting income from shipper's risk reinsurance was $59.5 million and $60.4 million for the three months ended September 30, 1999 and 1998, respectively. OPL earned premiums of $12.0 million and $11.5 million for the three months ended September 30, 1999 and 1998, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes five Boeing 757 aircraft (sold in July 1998) and a data processing facility leased to UPS subsidiaries. Total rent from aircraft and facility leases was $4.6 million and $7.0 million for the three months ended September 30, 1999 and 1998, respectively.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                                  (Unaudited)
                                  -----------


4.   BUSINESS SEGMENTS (continued)
     -----------------

Earned premiums on shipper's risk reinsurance were $273.5 million and $275.5 million for the nine months ended September 30, 1999 and 1998, respectively. Net underwriting income from shipper's risk reinsurance was $175.9 million and $179.5 million for the nine months ended September 30, 1999 and 1998, respectively. OPL earned premiums of $36.2 million and $33.0 million for the nine months ended September 30, 1999 and 1998, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. Total rent from aircraft and facility leases was $13.3 million and $27.3 million for the nine months ended September 30, 1999 and 1998, respectively.

5.   THE BERMUDA INSURANCE REGULATION
     --------------------------------

The Bermuda Insurance Act of 1978, Amendments thereto and related Regulations require OPL and its reinsurance subsidiary, each to maintain a minimum solvency margin and a liquidity ratio. For the nine months ended September 30, 1999 and 1998, they each met these requirements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Transacted in U.S. Dollars)
                         ----------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

Reinsurance:
------------


  (In thousands)                                              1999                 1998
------------------------------------------------------------------------------------------
  Gross premiums written                                 $ 200,005            $ 256,461
  Premiums ceded                                           (17,840)              (1,001)
------------------------------------------------------------------------------------------
  Net premiums written                                     182,165              255,460
  Change in unearned premiums                               48,588              (57,403)
------------------------------------------------------------------------------------------
  Premiums earned                                          230,753              198,057
  Commission income                                          1,347                1,487
------------------------------------------------------------------------------------------
                                                           232,100              199,544
------------------------------------------------------------------------------------------
  Losses and loss expenses                                (187,374)            (104,249)
  Commissions and taxes                                    (32,086)             (26,359)
------------------------------------------------------------------------------------------
                                                          (219,460)            (130,608)
------------------------------------------------------------------------------------------
  Underwriting income                                       12,640               68,936
------------------------------------------------------------------------------------------

  Investment income:
  U.S. equities                                            (54,534)             (95,201)
  Emerging market equities                                  (9,728)             (46,053)
  Fixed income                                               6,613               42,200
  Strategic income mutual fund                              (3,680)             (10,345)
  Other                                                      3,442                 (547)
  Expenses                                                  (1,541)              (1,151)
------------------------------------------------------------------------------------------
  Investment loss                                          (59,428)            (111,097)
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
  Reinsurance loss                                       $ (46,788)           $ (42,161)
==========================================================================================

Gross reinsurance premiums written decreased by $56.5 million for the three months ended September 30, 1999 compared with the same period in the prior year primarily due to a decrease in the number of new and renewed programs during the third quarter of 1999. Five new programs with premiums of $64.8 million were written during the quarter ended September 30, 1999 compared with nine new programs yielding premiums of $120.0 million in the same period in 1998. Renewals accounted for $24.4 million of premiums during the quarter ended September 30, 1999 compared with $50.0 million during the quarter ended September 30, 1998. Premiums from the UPS shipper's risk program were $91.8 million, in line with last year. Shipper's risk reinsurance historically has been OPL's largest source of revenue. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of America, Inc. v.
                                      -----------------------------------------
Commissioner of Internal Revenue. OPL is not a party to the case and is not
--------------------------------
directly affected by this decision. However, the opinion concerns the taxation of premiums paid by shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and that shipper's risk insurance is reinsured by OPL. On August 31, 1999, the primary insurer notified the Company that UPS intends to provide shipper's risk reinsurance for its customers through a UPS subsidiary effective October 1, 1999. This means that OPL will not provide shipper's risk reinsurance in the future. These premiums accounted for underwriting income of $59.5 million for the three months ended September 30, 1999 and $60.4 million for the three months ended September 30, 1998.

Reinsurance premiums earned increased by $32.7 million for the three months ended September 30, 1999 compared with the same period in the prior year as a result of the growth in the volume of business written in 1998 and the first half of 1999.

------------

The combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 94.5% for the three months ended September 30, 1999 from 65.9% for the corresponding period in 1998. Net underwriting income for the quarter decreased by $56.3 million compared to the same period last year. These changes are due to several factors, including:

     . the Company suffered adverse development on programs in each of the marine, workers' compensation and accident and health lines of business. This accounted for approximately $40 million of the decrease.
     . a change in the mix of the Company's business. Specifically, the new programs have lower margins than the traditional shipper's risk business, which accounted for 39.8% of premiums earned for the quarter compared to 46.3% during the same period in 1998.
     . lower margins across most lines of business as a result of continued competitive pressures on premium rates and aggregate attachment points.

Net investment loss related to our reinsurance segment for the three months ended September 30, 1999 was $59.4 million compared to a loss of $111.1 million for the same period in 1998. Amidst acute inflationary fears, our S&P 500 based equity portfolio, which closely tracks the index, fell 5.6% compared to a loss of 10.3% for the same period in 1998. A year after the Russian crisis, emerging markets continue to recover. Our emerging markets equity portfolio, which is influenced by events spanning the globe, pulled back to lose 4.4% compared to a loss of 19.6% for the same period in 1998. Despite higher yields in fixed income markets, the recovery in the euro against the U.S. dollar helped our global bond portfolio return 1.2% as compared to 8.4% for the same period in 1998. Our fixed income mutual fund, which is a combination of U.S. fixed income strategies, could not avoid rising interest rates and fell 0.9% compared to a loss of 2.8% for the same period in 1998.

Real Estate and Leasing:
------------------------


  (In thousands)                                              1999                 1998
------------------------------------------------------------------------------------------
  REVENUE:
  Leasing                                                 $  5,504             $  7,981
  Hotel                                                     26,440               25,747
  Office buildings                                          37,037               35,592
  Gain on sale of fixed asset                                   --               11,794
------------------------------------------------------------------------------------------
                                                            68,981               81,114
------------------------------------------------------------------------------------------
  EXPENSES:
  Operating expenses                                        36,568               36,970
  Interest expense                                          17,874               17,277
  Depreciation                                               9,030                9,064
  Minority interest in earnings                                720                  707
------------------------------------------------------------------------------------------
                                                            64,192               64,018
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
  Operating income                                           4,789               17,096
------------------------------------------------------------------------------------------

  Investment income:
  Real estate investment trust certificates                 (3,507)             (11,279)
  Other                                                      4,672                3,973
------------------------------------------------------------------------------------------
  Investment income                                          1,165               (7,306)
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
  Real estate and leasing income                          $  5,954             $  9,790
==========================================================================================

Leasing revenue has decreased from $8.0 million in the third quarter of 1998 to $5.5 million in the third quarter of 1999 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998, as well as a $0.4 million decrease in variable toll lease revenue of the Rampo Ridge data processing facility. Hotel revenue increased $0.7 million due to an increase in room rates over the same period in 1998. Office building revenue increased by 4.1% for the quarter ended September 30, 1999 from $35.6 million for the same period in 1998. This increase of $1.4 million was primarily due to increased revenues at the Copley Place Mall and Office complex located in Boston, Massachusetts.

Operating expenses have decreased by $0.4 million primarily due to a decrease in hotel operating expenses for the third quarter. Interest expense increased by $0.6 million from the same period in 1998 due to the purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Interest expense continues to include the expense associated with the Series A bonds that were used to finance the original acquisition of the aircraft. The proceeds from the sale of the aircraft were invested in zero coupon U.S. treasury notes and corporate bonds to provide collateral for the future interest obligations.

------------------------

Operating income for the quarter ended September 30, 1999 decreased by $12.3 million over the same period in 1998 primarily due to the 1998 gain on sale relating to the 757s. Also, a restructuring of the toll rates on our Ramapo Ridge Facility which is leased to subsidiaries of UPS, to reflect current overhead absorption, has led to a decrease in the data processing facility's variable toll revenue. Improvements in the profitability of the hotel offset these decreases.

Other investment income increased due to amortization on the zero coupon U.S. treasury notes and corporate bonds held as substitute collateral for the interest obligation on the Series A bonds.

Net Income:
----------

Net income decreased by $7.6 million over the same period in 1998 due to a decline in underwriting income and an $11.8 million gain on sale of the 757s in 1998 offset by the comparative performance of the investment markets. Net income from shipper's risk for the three months ended September 30, 1999 and 1998 was $59.5 million and $60.4 million respectively. Net loss per share was $(0.37), a $0.06 per share decrease over the same period in 1998 as result of the aforementioned factors.

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------

Reinsurance:
------------


  (In thousands)                                              1999                 1998
------------------------------------------------------------------------------------------
  Gross premiums written                                 $ 835,786            $ 697,521
  Premiums ceded                                           (25,405)             (12,801)
------------------------------------------------------------------------------------------
  Net premiums written                                     810,381              684,720
  Change in unearned premiums                             (134,938)            (145,995)
------------------------------------------------------------------------------------------
  Premiums earned                                          675,443              538,725
  Commission income                                          4,189                4,548
------------------------------------------------------------------------------------------
                                                           679,632              543,273
------------------------------------------------------------------------------------------
  Losses and loss expenses                                (454,957)            (277,020)
  Commissions and taxes                                    (94,989)             (73,701)
------------------------------------------------------------------------------------------
                                                          (549,946)            (350,721)
------------------------------------------------------------------------------------------
  Underwriting income                                      129,686              192,552
------------------------------------------------------------------------------------------

  Investment income:
  U.S. equities                                             58,576               39,221
  Emerging market equities                                  67,096              (86,606)
  Fixed income                                             (38,498)              77,129
  Strategic income mutual fund                              10,482              (10,345)
  Other                                                      7,145                1,249
  Expenses                                                  (4,545)              (3,599)
------------------------------------------------------------------------------------------
  Investment income                                        100,256               17,049
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
  Reinsurance income                                      $229,942             $209,601
==========================================================================================

------------

Gross reinsurance premiums written increased by $138.3 million for the nine months ended September 30, 1999 compared with the same period in the prior year. The Company's accident and health, financial, multi-line, property and workers' compensation programs all contributed to this increase. Premiums from fifteen new programs totalled $121.5 million with the largest contributors being property, marine and aviation programs with $66.7 million, $17.2 million and $13.8 million in new premiums respectively. Premiums from renewed programs increased by $148.4 million, although $27.4 million of this increase was due to timing differences on programs that were renewed in the first nine months of 1999 but were not contracted and recorded until the fourth quarter of 1998. These timing differences are expected to reverse during the remainder of the year. The Company declined to renew several accident and health, auto, aviation, property and marine programs as they did not meet the Company's return requirements, resulting in a decrease in premiums written of $124.7 million compared to the same period in the prior year. Premiums from the UPS shipper's risk program decreased by $2.0 million to $273.5 million compared to $275.5 million in the same period last year. Shipper's risk reinsurance historically has been OPL's largest source of revenue. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of America,
                                             ---------------------------------
Inc. v. Commissioner of Internal Revenue. OPL is not a party to the case and is
-----------------------------------------
not directly affected by this decision. However, the opinion concerns the taxation of premiums paid by shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and that shipper's risk insurance is reinsured by OPL. On August 31, 1999 the Company was notified by the primary insurer that UPS intends to provide shipper's risk reinsurance for its customers through a UPS subsidiary effective October 1, 1999. This means that OPL will not provide shipper's risk reinsurance in the future. These premiums accounted for underwriting income of $175.9 million for the nine months ended September 30, 1999 and $179.5 million for the nine months ended
September 30, 1998.

Reinsurance premiums earned increased by $136.7 million for the nine months ended September 30, 1999 as a result of the growth in the volume of business written in the second half of 1998 and the first nine months of 1999.

The combined ratio for the nine months ended September 30, 1999 increased to 81.4% from 65.1% for the corresponding period in 1998. Net underwriting income for the quarter decreased by $62.9 million compared to the same period last year. These changes are due to several factors, including:

    . the Company suffered adverse development in the third quarter on programs in each of the marine, workers' compensation and accident and health lines of business. This accounted for approximately $40 million of the decrease.
    . a change in the mix of the Company's business. Specifically, the new programs have lower margins than the traditional shippers risk business, which accounted for 40.5% of premiums earned for the quarter compared to 51.1% during the same period in 1998.
    . lower margins across most lines of business as a result of continued competitive pressures on premium rates and aggregate attachment points.

Net investment income increased by $83.3 million from $17.0 million to $100.3 million for the nine months ended September 30, 1999 as compared to the same period in 1998. Concerns of inflation on the horizon have gripped U.S. equity and bond markets in 1999. With rising interest rates and strong corporate earnings, 1999 has been a fluctuating year for our S&P 500 based equity portfolio, which closely tracks the index. The S&P 500 equity portfolio was up 5.4% for the nine months ended September 30, 1999 compared to 5.0% for the same period in 1998. Emerging markets are recovering from last year's crisis despite political instability and natural disasters in 1999. Our emerging markets equity portfolio returned 28.6% for the nine months ended September 30, 1999 compared to a 30.4% loss for the same period in 1998. Our global bond portfolio has been dominated by the steady depreciation of the euro in the first quarter, and strengthening fundamentals in Europe, offset by higher interest rates in the U.S. Our global bond portfolio lost 6.6% for the nine months ended September 30, 1999 compared to 13.0% for the same period in 1998. Our fixed income mutual fund, which is a combination of U.S. fixed income strategies, benefited from investments in floating rate loans which act as an inflationary hedge.
The fund returned 2.5% for the nine months ended September 30, 1999.

Real Estate and Leasing:
------------------------


  (In thousands)                                              1999                 1998
------------------------------------------------------------------------------------------
  REVENUE:
  Leasing                                                 $ 16,171             $ 30,208
  Hotel                                                     74,694               69,656
  Office buildings                                         111,173               94,111
  Gain on sale of fixed asset                                   --               11,794
------------------------------------------------------------------------------------------
                                                           202,038              205,769
------------------------------------------------------------------------------------------
  EXPENSES:
  Operating expenses                                       108,777              100,285
  Interest expense                                          53,880               48,788
  Depreciation                                              26,884               26,235
  Minority interest in earnings                              1,958                1,867
------------------------------------------------------------------------------------------
                                                           191,499              177,175
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
  Operating income                                          10,539               28,594
------------------------------------------------------------------------------------------

  Investment income:
  Real estate investment trust certificates                 (4,217)              (8,981)
  Other                                                     13,290                9,577
------------------------------------------------------------------------------------------
  Investment income                                          9,073                  596
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
  Real estate and leasing income                          $ 19,612             $ 29,190
==========================================================================================


Leasing revenue has decreased from $30.2 million for the same period in 1998 to $16.2 million in 1999 due to the sale of five Boeing 757 aircraft to United Parcel Service Co. in July 1998, as well as a $1.6 million decrease in variable toll revenue on the data processing facility lease. Hotel revenue increased $5.0 million due to an increase in room rates over the same period in 1998. Office building revenue increased by 18.1% for the nine months ended September 30, 1999 from $94.1 million for the same period in 1998. This increase of $17.1 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District.

Operating expenses have increased by $8.5 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel. Interest expense increased by $5.1 million from the same period in 1998 due to the purchase of Madison Plaza. Interest expense continues to include the expense associated with the Series A bonds that were used to finance the original acquisition of the aircraft. The proceeds from the sale of the aircraft were invested in zero coupon U.S. treasury notes and corporate bonds to provide collateral for the future interest obligations.

Net operating income from our office buildings and related management services increased by $1.1 million to $10.5 million for the nine months ended September 30, 1999, while the net operating income from our hotel also increased by $1.6 million compared to the same period in the prior year. These increases were offset by the 1998 gain on sale of the 757s, the loss of income from the aircraft and a restructuring of the toll rates on the Ramapo Ridge Facility, resulting in an overall decrease in operating income of $18.1 million over 1998.

Other investment income increased due to amortization on the zero coupon U.S. treasury notes and corporate bonds held as substitute collateral for the interest obligation on the Series A bonds.

Net Income:
-----------

Net income increased by $12.6 million over the same period in 1998, primarily due to the comparative performance of the investment markets offset by a decline in underwriting income and the sale of our 757 aircraft in 1999 that yielded an $11.8 million gain on sale in that year. Net income from shipper's risk for the nine months ended September 30, 1999 and 1998 was $175.9 million and $179.5 million, respectively. Net income per share was $1.84, a $0.10 per share increase over the same period in 1998 as result of the aforementioned factors.

Liquidity and Capital Resources
-------------------------------

OPL's cash and cash equivalents increased by $345.8 million during the nine months ended September 30, 1999. Operating activities generated $534.5 million, investing activities generated $3.0 million and financing activities used $191.6 million. Reinsurance and real estate operations both provided inflows of $229.8 million and $31.8 million, respectively for the nine months ended September 30, 1999. The Company received $30.7 million of interest and dividends, purchased $717.3 million of traded investments and sold $955.1 million of investments in its trading portfolio. Shareowners purchased $114.5 million of shares from OPL's treasury stock during the nine months while the Company purchased $142.3 million of shares from its shareowners. On August 27, 1999, the Company paid a dividend of $1.20 per share resulting in a cash outflow of $152.9 million.

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

In addition, OPL has elected to defer the 2000 repurchase of its shares, as previously reported in a report on Form 8-K filed October 12, 1999. The decrease in cash inflow resulting from the suspension of sales under the Plans is expected to be offset by the deferral of repurchases in 2000. OPL is currently re-evaluating its future plans with respect to eligibility of shareowners to purchase additional shares of Common Stock, as well as its capital requirements for the future, which may impact the Company's ability to buy back shares from its shareowners in the future.

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

OPL formed a Year 2000 Committee in May 1998 to evaluate the potential effects of this issue and to ensure that the Company is Year 2000 ready. The Committee is led by a senior member of management and comprises representatives from each of the Company's locations and functional areas. The Committee developed a formal, written plan, which outlines the required action steps to be completed in order for the Company to be Year 2000 ready. The Company had completed all of the action steps by the end of the third quarter 1999.

The Company does not believe that it has significant exposure to non-compliant internal information technology systems or assets. The Company has minimal exposure to legacy systems and most hardware and software has either been purchased or upgraded to Year 2000 Compliant technology within the last two years.

The Company's real estate properties and office premises include systems that rely on date sensitive computer programs or embedded chip microprocessors. These systems include controlled access to the premises, elevators and escalators, fire detection and safety systems and telecommunication systems. The Company's worst case scenario is widespread disruption in building operations should programmed systems not correctly recognize the Year 2000. In addition to the potential for lost productivity, any failure of such systems could result in additional claims against the Company from its tenants and other third parties. The Company has received assurances of Year 2000 compliance from all key equipment manufacturers and service provider.

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

The Company has tested and developed contingency plans for each of its mission critical systems and functions. For the most part such contingency plans require collation of hard copy audit trail or frequent reviews prior to the Year 2000 in order to minimize loss of historical information. In the event that there are computer hardware or software problems that are not revealed until the Year 2000, the Company will implement manual procedures and processes in place of the disrupted automated processes. However, the Company realizes that any reasonable contingency plan cannot accurately account for all possible scenarios, which may arise as a result of Year 2000 related computer problems.

The Company retained an independent legal firm to assess the risks of liability associated with the Company's Year 2000 plan. The legal firm continues to monitor the Company's progress with respect to the plan.

-----------------------------

Any costs incurred by the Company's business partners in connection with their Year 2000 efforts will be borne by those business partners. The costs incurred in preparing OPL's internal systems and equipment for Year 2000 Compliance were less than $1,000,000.

Safe Harbour Disclosure
-----------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for forward-looking statements. This Securities and Exchange Commission filing contains forward looking statements made by management that reflect the views and beliefs of the Company with respect to future events and financial performance. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and other similar expressions are intended to identify such forward-looking statements; however, this Form 10Q also contains other forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are:
(i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers (vi) losses due to foreign currency exchange rate fluctuations, (vii) ability to collect reinsurance recoverables, (viii) pricing pressure resulting from the competitive environment in which the Company operates, (ix) the impact of mergers and acquisitions, (x) the impact of Year 2000 related issues, (xi) developments in global financial markets which could affect the Company's investment portfolio, (xii) risks associated with the introduction of lines of business, and (xiii) the resolution of any proposed or future tax assessments by the IRS against the Company. By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by the Company's disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

There has been no material change in the Company's market risks in 1999.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          PART II, OTHER INFORMATION
                          --------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The Annual General Meeting of Shareowners of Overseas Partners Ltd. (OPL) was held on October 20, 1999 at its corporate office in Hamilton, Bermuda. The notice of the Annual General Meeting and Proxy Statement were mailed to shareowners of record as of August 31, 1999 on or about September 10, 1999.

At the Annual Meeting, each of the directors nominated by the Board for re-election, Messrs. Clanin, Davis, Pyne, Rance, Reitman and Scott were elected to one (1) year terms by the shareowners.

-------------------------------------------------------------------------------------------------------------
                                                                                                   TOTAL
                               SHARES VOTED             SHARES VOTED          SHARES               SHARES
                                   FOR                    AGAINST            ABSTAINED              VOTED
-------------------------------------------------------------------------------------------------------------
Robert J. Clanin                 117,283,142                  11,989              1,396,159      118,691,290
-------------------------------------------------------------------------------------------------------------
D. Scott Davis                   117,646,401                       0              1,044,889      118,691,290
-------------------------------------------------------------------------------------------------------------
Joseph M. Pyne                   117,383,501                   2,190              1,305,599      118,691,290
-------------------------------------------------------------------------------------------------------------
Cyril E. Rance                   117,588,961                       0              1,102,329      118,691,290
-------------------------------------------------------------------------------------------------------------
Edwin H. Reitman                 117,179,776                   3,285              1,508,229      118,691,290
-------------------------------------------------------------------------------------------------------------
Walter A. Scott                  117,567,026                   1,095              1,123,169      118,691,290
-------------------------------------------------------------------------------------------------------------

The amendment to Bye-law 40 pertaining to the purchase price to be paid by the Company for its common shares was approved by the affirmative vote of 117,089,597 for, 791,648 against, and 810,045 abstaining. The amendment changed the price paid by the Company from net book value per share to the fair value per share as determined by the Board of Directors in good faith from time to time using criteria as deemed appropriate in the circumstances. The Board will determine an appropriate fair value at the next OPL Board Meeting to be held in late November 1999.

The appointment of Deloitte & Touche, Chartered Accountants, as auditors of the Company was approved by a vote of 117,052,831 for, 1,226,290 against and 412,169 abstaining.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          PART II, OTHER INFORMATION
                          --------------------------


Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

a)   Exhibits:  27 - Financial Data Schedule (For SEC use only)
     --------

b)   Reports on Form 8-K: The Company filed reports on Form 8-K on September 2,
     -------------------
     1999 reporting that shipper's risk premiums will be eliminated effective October 1, 1999, and on October 12, 1999 announcing the deferral of the Share Repurchase Program for January 2000.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized, in the city of Hamilton, Bermuda.




    Date:  November 15, 1999                  OVERSEAS PARTNERS LTD.
    Signed in Hamilton, Bermuda




                                               By: /s/ D. Scott Davis
                                                   ----------------------------
                                               D. Scott Davis
                                               Chief Executive Officer
                                               and President



                                               By: /s/ Mark R. Bridges
                                                   ----------------------------
                                               Mark R. Bridges
                                               Vice President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)