Form 10-K405
period 1999-12-31
OVERSEAS PARTNERS LTD
filed 2000-03-28
CIK 740125

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999; OR
                                      -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-11538
                    -------
                             OVERSEAS PARTNERS LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                  Islands of Bermuda                            N/A
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                            Identification  No.)

        Mintflower Place, 8 Par-la-Ville Road, Hamilton, HM GX, Bermuda
        ---------------------------------------------------------------
         (Address of principal executive offices, including zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $21.50, the price per share as of February 29, 2000, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $2,655,927,229.

     The number of shares of Registrant's Common Stock outstanding as of February 29, 2000 was 127,500,000.

                             OVERSEAS PARTNERS LTD.

                                   INDEX 10-K

PART I
Item 1      Business..................................................................................   1
Item 2      Properties................................................................................  14
Item 3      Legal Proceedings.........................................................................  14
Item 4      Submission of Matters to a Vote of Security Holders.......................................  14

PART II
Item 5      Market for Registrant's Common Equity and Related Stockholder Matters.....................  15
Item 6      Selected Financial Data...................................................................  19
Item 7      Management's Discussion and Analysis of Financial Condition and Results of Operation......  20
Item 7a     Quantitative and Qualitative Disclosures About Market Risk................................  27
Item 8      Financial Statements and Supplementary Data...............................................  31
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  31

PART III
Item 10     Directors and Executive Officers of the Registrant........................................  32
Item 11     Executive Compensation....................................................................  35
Item 12     Security Ownership of Certain Beneficial Owners and Management............................  39
Item 13     Certain Relationships and Related Transactions............................................  41

PART IV
Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................  43

                                    PART I
                                    ------

Item 1.  Business
-------  --------

GENERAL
-------

Overseas Partners Ltd. ("OPL") is a multi-line reinsurance company headquartered in Bermuda. Unless the context otherwise indicates, the term "Company" refers to one or more of OPL and its consolidated subsidiaries.

The Company was organized as a corporation under the laws of Bermuda in 1983 as a subsidiary of United Parcel Service of America, Inc. ("UPS"). On December 31, 1983, the Company ceased to be a subsidiary of UPS when UPS paid a special dividend to its shareowners of one share of OPL Common Stock for each UPS share then outstanding to its shareowners of record as of November 18, 1983. The Company's Common Stock is currently owned by approximately 97,000 shareowners.

OPL's primary business segment is reinsurance. Shipper's risk reinsurance has historically been OPL's largest source of revenue and underwriting income; however, this program was cancelled effective October 1, 1999. The Company's wholly-owned subsidiary, Overseas Partners Re Ltd. ("OP Re"), was incorporated in 1995 and has expanded the lines of reinsurance offered to include accident and health, automobile, aviation, financial reinsurance, marine, property, workers' compensation, and other specialty reinsurance products.

In November 1999, the Company established a wholly owned subsidiary, Overseas Partners Cat Ltd. ("OP Cat"), to provide an opportunity to further diversify the portfolio of reinsurance risk. OP Cat has entered into an underwriting services agreement with RenaissanceRe Holdings Ltd. to write worldwide property catastrophe reinsurance business.

OPL established another wholly-owned subsidiary, Overseas Partners Assurance Ltd. ("OPAL"), during 1998 to further enhance and broaden its reinsurance relationships. OPAL provides rent-a-captive facilities to reinsurance clients, allowing them to participate in the underwriting and investment profits associated with their programs.

In December 1997, OPL acquired Parcel Insurance Plan, Inc. ("PIP"), an independent insurance agent that manages the general underwriting of excess value packages for shippers of small parcels. PIP serves commercial shippers across the United States from its St. Louis headquarters. The Fireman's Fund Insurance Company, one of the largest commercial insurers in the U.S., is the underwriter of PIP's policies.

OPL's other business segment is U.S. real estate ownership and management and leasing which is conducted through its wholly-owned subsidiary, Overseas Partners Capital Corp. ("OPCC"). OPCC's subsidiaries own and manage the Company's real estate assets located in major centers such as Atlanta, Boston and Chicago.

The following table provides financial highlights of OPL and its business segments. More information concerning identifiable segment assets, revenues and net income for the years ended 1999, 1998 and 1997 can be found in Note 9 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

(in thousands)                        1999            1998             1997
--------------------------------------------------------------------------------
Reinsurance:
------------
  Revenue                            $1,115,426       $  997,006      $  865,883
  Net reinsurance income             $  229,742       $  487,584      $  455,986
--------------------------------------------------------------------------------
  Assets                             $3,389,636       $2,860,571      $2,249,045
--------------------------------------------------------------------------------


Real estate and leasing:
------------------------
  Revenue                            $  285,926       $  268,083      $  269,694
  Operating income                   $   29,530       $   27,633      $   46,531
--------------------------------------------------------------------------------
  Assets                             $1,525,646       $1,507,772      $1,418,624
--------------------------------------------------------------------------------


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

Reinsurance Activities
----------------------

OPL's reinsurance activity began with a shipper's risk program - the reinsuring of insured packages carried by subsidiaries of UPS. Customers of UPS insured their packages for amounts greater than $100 by paying excess value charges. Insured values were typically limited to a maximum of $25,000 per occurrence.

Until October 1, 1999, OPL received premiums equal to the excess value charges received by primary insurers, less appropriate ceding commissions, brokerage and taxes. OPL reimbursed the primary insurers for the losses they paid on the package insurance.

The shipper's risk reinsurance described above was historically OPL's largest source of revenue, generating $273.5 million, $371.8 million and $366.7 million of premiums earned for 1999, 1998 and 1997, respectively. The program was cancelled effective October 1, 1999 as UPS decided to provide shipper's risk reinsurance for its customers through a UPS subsidiary. This follows an August 9, 1999 opinion issued in the United States Tax Court against UPS (United Parcel Service of America, Inc. v. Commissioner of Internal Revenue) concerning the taxation of premiums paid by shippers to UPS for the original insurance against risk of loss or damage to packages carried by them.

Over the years, the Company has diversified into a number of other lines of reinsurance business. Indeed, the property, aviation, workers' compensation, automobile and auto warranty, marine, accident and health and financial reinsurance programs have been the primary contributors to the recent growth in revenue. The following table provides an analysis of gross premiums written, both in the aggregate and as a percentage of total premiums, for each of the years ended December 31, 1999, 1998 and 1997:

(in thousands except for percentages)            1999                    1998                    1997
-------------------------------------------------------------------------------------------------------------
Gross reinsurance premiums written:
Shipper's risk                              $273,477       32%      $371,768      40%      $366,654      51%
Property                                     126,159       15%       146,749      16%       130,308      18%
Aviation                                      52,732        6%       121,482      13%         6,403       1%
Workers' compensation                        158,157       19%       110,997      12%       102,627      14%
Automobile and auto warranty                  45,854        5%        39,278       4%        63,875       9%
Marine                                        44,537        5%        66,513       7%        31,300       4%
Accident and health                           83,456       10%        56,979       6%         5,000       1%
Financial reinsurance and other               60,651        7%         9,857       1%        14,368       2%
-------------------------------------------------------------------------------------------------------------
                                            $845,023      100%      $923,623     100%      $720,535     100%
=============================================================================================================

OPL, and its wholly-owned subsidiary, OP Re, underwrite such reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. In 1999, approximately 98% of gross premiums were written on a proportional basis.

The Company receives underwriting submissions for new and renewal business from independent brokers and ceding reinsurance companies located in the United States and internationally, with brokers providing approximately 83% of the total. The Company's underwriting team builds relationships with key brokers and cedants by explaining its underwriting approach and demonstrating responsiveness to customer needs.

In 1999, the Company received business from approximately 20 brokers with two brokers each providing 10% of premiums, excluding shipper's risk. The Company is not committed to accept any business from any particular broker, and brokers do not have the authority to bind the Company. The use of brokers enables the Company to operate with a relatively small number of employees and, together with the reduced cost of operating in favorable regulatory and tax environments, results in significantly lower administrative expenses relative to other companies in the industry.

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

The Company may or may not act as "lead" reinsurer in the reinsurance treaties it underwrites. The lead reinsurer on a treaty generally accepts one of the largest percentage shares of the treaty and is in a stronger position to negotiate price, terms and conditions than the other reinsurers under the treaty, that take smaller positions. In some cases, the Company may suggest changes to any aspect of the treaty even if it does not lead the treaty. The Company may decline to participate in a treaty based upon its assessment of all relevant factors.

The Company does not separately evaluate each of the individual risks assumed under its treaties and is therefore largely dependent on the original risk underwriting decisions made by the ceding company. This dependence subjects the Company to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the Company for the risk assumed. In addition, the Company is obligated to pay the ceding company the amount at which claims are settled without participating in the settlement process.

To mitigate these risks, the Company tries to focus on those ceding companies that effectively manage the underwriting process through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with the Company's profitability objectives. We review treaties for compliance with our general underwriting standards and evaluate certain larger treaties in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. The Company, when appropriate, conducts underwriting audits at the offices of ceding companies to ensure that the ceding companies operate within their guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. We also perform claims audits, when appropriate, in order to evaluate the client's claims handling abilities and practices.

For both treaty and facultative business, the Company also consider factors such as cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

Our reinsurance contracts sometimes include sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, the Company may also work with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. Reinsurance premiums ceded by the Company totaled $25.3 million, $14.6 million and $0.5 million for the years ended December 31, 1999, 1998 and 1997.

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

The A.M. Best rating is based upon factors relevant to policyholders and brokers and is not directed toward the protection of investors. It is not a recommendation to buy, sell or hold securities.

Claims
------

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

The Company's gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from current and prior reinsurance transactions, amounted to approximately $972.2 million and $468.3 million at December 31, 1999 and 1998, respectively. Losses recoverable from reinsurers totaled $15.0 million and $6.4 million as of December 31, 1999 and 1998, respectively. The increase in the liability of $503.9 million during 1999 was primarily due to the growth in the Company's reinsurance business and $126.7 million of adverse development in the estimation of prior year accrued losses and loss expenses. The gross liability for losses and loss expenses was based on the Company's analysis of reports and individual case estimates received from ceding companies. The liability includes an estimated amount for losses and loss expenses incurred but not reported (IBNR). The adequacy of such reserves is evaluated continuously by management and periodically by independent consulting actuaries. Any resulting adjustments are included in income in the period in which they become known.

In 1999, the Company recorded an adjustment of $126.7 million to reserves for prior years. The adjustments primarily relate to higher than anticipated losses on two programs, one in each of the marine and workers' compensation lines of business. The marine program is now in run off following the withdrawal from the market of the ceding company. The workers' compensation program expires on December 31, 2000. The Company's reserve strengthening includes an allowance for premium deficiency of $2.8 million associated with estimated claims costs and expenses in excess of unearned and unreported premiums. Additional information on these matters is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Investments
-----------

The Company maintains cash and a trading portfolio of highly liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. OPL's reinsurance programs provide a significant amount of investment income due to the time lag between receiving premiums and paying claims. Net investment income, including realized and unrealized gains (losses), from the trading portfolio constituted 22%, 19% and 22% of the Company's revenues for the years ending December 31, 1999, 1998 and 1997, respectively.

Reinsurance investments include global bonds, United States equities (primarily issuers in the S&P 500 Index), emerging market equities and an investment in a strategic income mutual fund. The fair value of such cash and investments was approximately $2.6 billion at December 31, 1999.

The Company's investment objective for the trading portfolio is to maximize long-term investment income while ensuring that the level of short-term fluctuations in value is within our risk tolerances. Risk and return objectives are incorporated into an asset allocation model that develops an optimal portfolio of specific asset classes that provides for diversification, enhanced returns and lower overall portfolio volatility. The asset allocation for the trading portfolio as of December 31, 1999, 1998 and 1997 was as follows:

Asset Class                                1999               1998               1997
-------------------------------------------------------------------------------------------------
Cash                                       15%                 5%                 8%
U.S. Equities                              39%                43%                41%
Emerging market equities                    9%                10%                12%
Global fixed income securities             20%                24%                39%
Strategic income mutual fund               17%                18%                --
-------------------------------------------------------------------------------------------------
                                          100%               100%               100%
=================================================================================================

The trading portfolio returned 13.2%, 12.2% and 13.9% for the years ended December 31, 1999, 1998 and 1997, respectively.

Most of the Company's reinsurance agreements call for reinsurance premiums and settlements to be paid in United States dollars. In addition, our investments are primarily made in United States dollar denominated securities. OPL and its reinsurance subsidiaries are exempt from Bermuda's currency exchange controls. Our assets are located and our operations are conducted in countries in which, in management's opinion, the risks of expropriation are not substantial.

Information concerning the Company's investment portfolio, including a discussion of the significant market risk associated with the portfolio, can be found in "Item 7A - Quantitative and Qualitative Disclosures About Market Risk."

Competition
-----------

The international property and casualty reinsurance market is highly competitive, and we compete with many reinsurance companies, none of which dominates the industry. Premium rates on certain reinsurance lines of business have been declining as a result of intense competition and the recent oversupply of available capital.

Competition with respect to the types of reinsurance business in which the Company is engaged is based on many factors, including:

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

The Company competes with numerous reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies for business in the United States and international reinsurance markets. Some of these competitors have greater financial resources than OPL, have been operating for longer than OPL, have licenses to conduct reinsurance business in the United States and key international countries and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage. OPL was ranked as the 23rd largest reinsurance company in the world, based on premiums written, according to a survey published by Standard & Poor's.

Since 1987, the industry has experienced increased global competition. During this period, primary insurers have retained an increasing portion of their business, which, together with rate pressure at the primary insurance level and ample reinsurance capacity, precluded reinsurance rate improvement and resulted in generally low rates of premium growth, if any. In the early 1990s, several well-capitalized Bermuda-based companies entered the reinsurance industry, and added significant capacity, particularly in the catastrophe reinsurance market, and rendered future rate improvement uncertain. In addition, Lloyd's of London relaxed its requirement that syndicate members have unlimited liability for losses and allowed limited liability investors to join syndicates, thereby increasing the reinsurance capacity at Lloyd's. In 1996, Lloyd's implemented its reconstruction and renewal plan in an attempt to separate past losses from the current market participants and to provide a more secure market going forward. These and other factors, have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of contract terms in the current marketplace.

In the future, the Company may face additional competition from other well-capitalized companies or from market participants that may devote more of their capital to the reinsurance business as well as from the capital markets' entry into insurance and reinsurance investment products. The Company believes that the insurance and reinsurance industries, including reinsurance brokers, will undergo further consolidation and that reinsurers will need significant size and financial strength to compete effectively.

Regulation
----------

Reinsurance companies are generally regulated by the jurisdictions in which they operate.

The Company's reinsurance entities OPL, OP Re, OPAL and OP Cat conduct their reinsurance business from their principal offices in Bermuda and are subject to regulation under Bermuda law, which, among other things requires them to register and comply with certain requirements as to capitalization. For purposes of Bermuda insurance law and regulation, each of these reinsurance entities are considered to be engaged in general business; OPL is also considered to be engaged in long-term business. The minimum paid up share capital to be maintained by OPL under Bermuda insurance law and regulations is $370,000, while the other reinsurance companies each require $120,000.

In addition, these reinsurance companies are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or
(ii) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions and other general business insurance reserves. The minimum solvency margin surplus for OPL, OP Re, OPAL and OP Cat is approximately $49 million, $125 million, $1 million and $1 million, respectively. As of December 31, 1999, OPL, OP Re, OPAL and OP Cat had approximately $1.6 billion, $300 million, $29 million and $492 million respectively, of statutory capital and surplus in excess of these requirements.

Regulatory approval is required to reduce total statutory capital, as set out in the previous year's statutory financial statements, by more than 15%.

Our reinsurance companies must prepare an annual statutory financial return and statutory financial statements in accordance with the requirements of the Bermuda Insurance Act of 1978, amendments thereto and related Regulations, and an annual audit is also required. Each company must also appoint a loss reserve specialist to review and report on the loss reserves of the insurer on an annual basis.

Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However, certain categories of assets, such as unquoted equities, investments in and advances to affiliates, real estate and collateral loans, are not "relevant assets" for purposes of complying with the minimum liquidity ratio with respect reinsurance entities' general business activities. The exclusion of these types of assets from the definition of relevant assets does not materially affect our ability to satisfy the minimum liquidity ratio. OPL, OP Re, OPAL and OP Cat met these requirements for the years ended December 31, 1999, 1998 and 1997.

Our reinsurance companies are not admitted or authorized to conduct business in any jurisdictions except Bermuda. They do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdictions other than Bermuda and therefore are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory standards adopted by the jurisdictions that regulate the companies to which OPL, OP Re, OPAL and OP Cat provide life, property and casualty and other reinsurance affect each of these reinsurance entities indirectly. OPL, OP Re, OPAL and OP Cat record all transactions on their statutory accounts in a manner that complies with statutory accounting principles required by the Bermuda Insurance Act of 1978.

From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate foreign reinsurers, such as ours. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting the Company to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if the Company were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, it would be compliant with such laws.

REAL ESTATE AND LEASING SEGMENT
-------------------------------

An important aspect of the Company's strategy over the last five years has been the ownership of income-producing real estate and leasing assets through subsidiaries of OPCC. OPCC has assembled a portfolio of Class A properties in three key U.S. markets: Atlanta, Boston and Chicago. The portfolio consists of four large office complexes, one office/retail mixed-use development and a large convention hotel. In addition, OPCC owns two properties and other assets that are leased to major companies.

OPCC has recently engaged a major real estate broker to market one of its properties, 333 West Wacker Drive. After evaluating the current real estate market the company has determined that it may sell additional properties in an effort to realize the increase in their values. Reinvestment of the sales proceeds is not constrained to real estate.

An OPCC subsidiary, Overseas Capital Co. ("OCC") owns all of the limited partnership interests, and all stock of the corporate general partner of KMS II Realty Limited Partnership, a Delaware Limited Partnership ("KMS II"). KMS II owns a 1.5 million square foot regional distribution facility in Manteno, Illinois, which it leases to KMart Corporation. The initial term of the KMart lease expires in 2020 and yearly lease payments are approximately $4.2 million. After the initial term, KMart has the option to extend the lease for ten consecutive terms of five years each. KMart has the option to purchase the KMart facility at the end of the initial term of the lease for a price equal to the fair market value of the KMart facility on that date.

Until July 8, 1998, OCC leased five Boeing 757 air package freighters to UPS. The aircraft were sold pursuant to the terms of a purchase option granted to UPS in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds from the sale were approximately $202 million, yielding a gain on sale before income taxes of approximately $12 million. There is a fixed component and a variable component to the rent received on the aircraft lease based on the extent to which UPS has utilized the assets. The fixed and variable components of the aircraft lease for 1999, 1998 and 1997 are set forth below.

Lease revenue:
--------------

(in millions)                    1999             1998            1997
---------------------------------------------------------------------------
  Fixed component                $  --            $ 9.9           $17.2
  Variable component                --              2.5             5.3
---------------------------------------------------------------------------
                                 $  --            $12.4           $22.5
---------------------------------------------------------------------------

OCC leases its Ramapo Ridge Facility to United Parcel Service General Services Co. ("GSC"), a subsidiary of UPS, for data processing and telecommunications operations. The Facility is located on approximately 39 acres of land in Mahwah, New Jersey and consists of an office building, computer center, a central service structure and a parking garage with an area of approximately 562,000 square feet. The initial term of the lease expires in 2019. UPS has an option to purchase the Facility, but not the land, at its discretion. In 1995, OCC completed construction of a 27,000 square foot addition to the Facility, which accommodates future expansions of up to 54,000 square feet. OCC is responsible, at its own cost and expense, for the maintenance of the grounds on which the Facility is located and of the walls, roof and structural components of all buildings comprising the facility. GSC is responsible for all other maintenance at the Facility. OCC is responsible, at its own expense, for maintaining insurance on the Facility and certain types of liability insurance. Rent on the Facility has a fixed component and a variable component, based on the extent to which UPS utilizes it. The fixed and variable components of the Facility lease for 1999, 1998 and 1997 are set forth below. For further information regarding the fixed component of rent see Note 6 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Lease revenue:
--------------

(in millions)                         1999            1998            1997
--------------------------------------------------------------------------
  Fixed component                    $ 7.3           $ 7.3           $ 7.3
  Variable component                  10.6             7.4            12.5
--------------------------------------------------------------------------
                                     $17.9           $14.7           $19.8
--------------------------------------------------------------------------

The variable component of lease revenues for the Facility decreased from 1997 due to a toll adjustment in accordance with the terms of the lease. For further information concerning the lease of the aircraft and the facility see "Item
13 - Certain Relationships and Related Transactions."

The acquisition of the aircraft and the Facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. ("OPL Funding"), a United States special purpose subsidiary of OPCC incorporated in Delaware. One series, in the principal amount of $171.6 million, is due in 2012; (Series A Bonds) the other, in the principal amount of $73.4 million, is due in 2019. (Series B Bonds). Overseas Partners Credit, Inc. ("Overseas Credit"), a special purpose subsidiary of OPL incorporated in the Cayman Islands, has guaranteed the principal of these bonds. United States zero-coupon treasury notes owned by it and pledged as security to the Trustee for the bondholders secure overseas Credit's obligations. On or prior to the scheduled maturity date of each series of bonds, the zero coupon securities will mature in amounts equal to or exceeding the principal amount of the bonds in that series. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. The right to receive fixed minimum rentals on the Facility is used to collateralize and service the debt interest on the Series B bonds.

OCC also owns the Marriott Copley Place Hotel in Boston, Massachusetts. This is a 38-story, full service, luxury convention hotel with 1,139 rooms and over 60,000 square feet of meeting and convention space. In 1996, the existing indebtedness on the hotel was refinanced with a 10-year, non-recourse loan in a principal amount of $110.0 million with Metropolitan Life Insurance Company, the principal amount of which was approximately $103.1 million as of December 31, 1999.

OCC also owns One Buckhead Plaza, a 20-story office and specialty retail tower located in Buckhead, Atlanta, Georgia's prestigious business community. The building, acquired in November 1995, has 401,104 square feet of rentable office space, 41,825 square feet of rentable retail space, 1,230 parking spaces and 7,830 square feet of storage. The building was approximately 97% leased as of December 31, 1999. OCC also has a purchase option on adjacent tracts of land totaling almost 14 acres that expires in November 2000 and a right of first refusal that expires in November 2005. The purchase was financed, in part, with a $35.0 million, 10-year, non-recourse loan with Metropolitan Life Insurance Company, the principal amount of which was approximately $32.7 million as of December 31, 1999.

In August 1996, an OPCC subsidiary acquired the Atlanta Financial Center, a three-tower office complex also located in Atlanta's Buckhead community with 885,889 square feet of rentable office space and a nine-level parking structure. The complex was 98% leased as of December 31, 1999 to a variety of tenants. Indebtedness with respect to this property is a $79.9 million, 10-year, non-recourse loan with The Mutual Life Insurance Company of New York, the principal amount of which was approximately $77.4 million as of December 31, 1999.

In December 1996, a subsidiary of OPCC acquired 333 West Wacker Drive situated in the heart of Chicago's West Loop. This 36-story tower with 826,632 square feet is a defining feature of the Chicago skyline and was 92% leased as of December 31, 1999. It was acquired for cash and in 1997 was refinanced in part with a $65.0 million, 15-year, non-recourse loan from The Prudential Insurance Company of America, the outstanding principal amount of which was approximately $62.9 million as of December 31, 1999.

Also in December 1996, an OPCC subsidiary purchased a two-thirds partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston. The four, seven-story towers have 369,152 rentable square feet of retail space, 846,358 rentable square feet of office space and two parking garages. As of December 31, 1999 occupancy rates on the retail and office spaces were 98% and 100%, respectively. The property was acquired with a non-recourse mortgage indebtedness to Aetna Casualty and Surety Company in the amount of $210 million as of December 31, 1996, including accrued but not deferred interest. The property was refinanced in 1997 with a $195.0 million, 10-year, non-recourse loan from Metropolitan Life Insurance Company, the principal amount of which was approximately $190.5 million as of December 31, 1999.

In July 1998, OPCC, through one of its subsidiaries, acquired Madison Plaza located in the West Loop of Chicago's downtown business district. This 45-story Class A office building has 930,075 square feet of rentable space and was 93% leased as of December 31, 1999. It was acquired for cash and was refinanced in December 1998 with a $125.0 million, 12-year, non-recourse loan from New York Life Insurance Company, the principal amount of which was approximately $123.8 million as of December 31, 1999.

OPCC has its own real estate property management subsidiary, Overseas Management, Inc. (OMI). With its own employees and third-party service providers, OMI provides on-site management and leasing to all of OPCC's office and retail properties.

In addition to the real estate and leasing properties OPCC holds an investment position in a real estate investment trust.

Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 1999, 1998 and 1997 can be found in Notes 6 and 9 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Real Estate and Leasing Industry
--------------------------------

The commercial real estate industry offers an interested purchaser a wide array of opportunities depending on the location and type of property they are interested in. OPCC's credit standing and today's attractive interest rates permit OPCC to consider various opportunities in the U.S. real estate market. However, OPCC may become subject to strong competition when demonstrating an interest in a property depending on market conditions and the property OPCC chooses to acquire. OPCC also risks devaluation of real estate currently held if the market takes a downward turn.

The leasing industry offers users an alternative to the purchase of nearly every type of property and equipment, with varying payment conditions, depending on the type of property and the nature of the user. Depending upon the extent and segment of the leasing market OPCC decides to enter, OPCC may become subject to intense competition. Manufacturers and other leasing companies may provide certain ancillary services that OPCC cannot offer or may offer lease terms that OPCC is unwilling to offer. Demand for leasing also depends upon the availability of and terms by which the acquisition of property can be financed through other means. OPCC has not been actively pursuing leasing business over the last five years.

TAXATION
--------

OPL is organized under the laws of the Islands of Bermuda and does not consider itself to carry on business through a permanent establishment in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the U.S., primarily OPCC, and as a result, these subsidiaries, but not OPL, are subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

The United States Internal Revenue Service (IRS) previously asserted that the Company was subject to U.S. taxation in the amounts of approximately $53 million for its 1984 taxable year and $240 million for its 1985 through 1987 taxable years, plus additions to tax and interest, for those years. On February 13, 1998, the IRS indicated that it no longer intended to pursue its position against the Company for 1984. On January 4, 1999, the IRS indicated that it no longer intended to pursue its position against the Company for 1985 through 1987.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to the Company's 1988 through 1990 taxable years in which it asserted that the Company is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, the Company filed a Petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to the Company's Petition. The IRS has also asserted that the Company is subject to U.S. taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest proposed assessments or any future assessments.

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

Various provisions of the Internal Revenue Code of 1986 (the Code) provide rules designed to approximate current taxation at the shareholder level of certain kinds of income earned by foreign enterprises owned in whole or part by United States residents. Among such provisions are those in Subpart F of the Code, concerned with "controlled foreign corporations," and those concerned with "passive foreign investment companies." If OPL were to be subject to one or more of these provisions, some or all, depending upon the applicable provisions, of the United States shareowners of OPL would be liable for federal income taxes with respect to certain of the earnings of OPL, whether or not an amount equal to such earnings was distributed to such shareowners as a dividend. Such liability is referred to herein as "current taxation."

Under Subpart F of the Code, the United States shareowners of OPL would be subject to current taxation on income of OPL derived from insuring or reinsuring the risks of its United States shareowners and persons related thereto, but only if (i) such insured or reinsured United States shareowners and related persons were to own at least 20% of the Common Stock of OPL and (ii) such income from the insurance or reinsurance of the risks of its United States shareowners and related persons were to represent at least 20% of OPL's reinsurance income. The reinsurance underwritten by OPL does not currently exceed these limits, and management does not expect that these limits will be exceeded in the future. Furthermore, any United States person owning directly or indirectly 10% of the Common Stock of OPL (a United States 10% Shareowner) would be subject to current taxation on their proportionate share of the Subpart F insurance income of OPL if United States 10% Shareholders were to own, in the aggregate, more than 25% of the Common Stock of OPL. A United States 10% Shareowner would also be subject to current taxation on his proportionate share of all Subpart F income of OPL, and of certain other items, if United States 10% Shareowners were to own, in the aggregate, more than 50% of the Common Stock of OPL. OPL does not believe that any OPL shareowner is currently subject to any of the tax
provisions described in this paragraph.   Code section 1248 provides that if a
U.S. person owns 10% or more of the voting shares of a corporation that is a Controlled Foreign Corporation ("CFC"), any gain from the sale or exchange of the shares may be treated as ordinary income to the extent of the CFC's earnings and profits during the period that the shareholder held the shares (with certain adjustments). Code section 953(c)(7) generally provides that Code section 1248 will also apply to the sale or exchange of any shares in a foreign corporation, regardless of whether the shareholder is a 10% shareholder, if the foreign corporation would be taxed as an insurance company if it were a domestic corporation and if the foreign corporation were subject to section 953(c)(1) without regard to whether Related Person Insurance Income ("RPII") constitutes 20% or more of the corporation's gross insurance income. The Company would be subject to section 953(c)(1), without regard to the 20% de minimis test, only to the extent of its RPII. Therefore, the Company believes that any potential application of Code section 1248 should be limited to each shareholder's proportionate share of any RPII.

Under the passive foreign investment company rules, all United States shareowners of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL were "passive income", or if at least 50% (calculated by value) of the average assets of OPL were to produce, or were held for the production of, "passive income." Except as may be provided in future regulations promulgated by the Secretary of the Treasury, income derived by OPL in the active conduct of its reinsurance business does not constitute "passive income," and assets held by OPL that produce solely or are held solely for the production of such income do not constitute "passive assets." The opinion issued by the United States Tax Court against UPS, discussed in the Reinsurance Activities section hereinbefore, does not address or discuss whether the shipper's risk reinsurance premiums received by OPL are "active income" of OPL but it does tax the shipper's risk premiums to UPS. It is not clear what, if any, position the IRS may take about the character of the shipper's risk reinsurance premiums.

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

EMPLOYEES
---------

OPL, directly and through its subsidiaries, has 78 employees, 42 in Bermuda, 11 in Atlanta, 21 in St. Louis and 4 in its OMI offices.

The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

See "Item 10 - Directors and Executive Officers of the Registrant" below.

Item 2.  Properties
-------  ----------

The Company conducts its business from leased office premises in Bermuda, Atlanta and St. Louis. These facilities are generally in good condition and are adequate for the requirements of the Company. For a description of the properties held by the Company for its real estate and leasing activities, see "Item 1 - Business - Real Estate and Leasing Segment".

Item 3.  Legal Proceedings
-------  -----------------

OPL was subject to a tax audit by the IRS for the years 1984 through 1994. Information regarding the tax audit is included in Note 3 of the Notes to Consolidated Financial Statements of "Item 8 - Financial Statements and Supplementary Data" below. See also "Item 1 - Business - Taxation" for a description of the outcome of past IRS assessments and proposed IRS assessments against the Company.

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing "insurance" for coverage of loss or damage to goods shipped by UPS, but a recent opinion by the United States Tax Court found that the "insurance" program, as conducted by UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and the January 27, 2000 actions were removed to The United States District Court for the Southern District of Ohio, on December 16, 1999 and February 4, 2000, respectively. The Company will vigorously defend these actions and will seek dismissal of the actions, as to OPL, on various grounds, including, among others, lack of personal jurisdiction by the Court over OPL.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Summary of OPL Stock
---------------------

We are currently authorized to issue 900,000,000 shares of our Common Stock of par value $0.10 per share, of which 127,500,000 shares were issued and outstanding as of February 29, 2000. We are also authorized to issue 200,000,000 shares of preference stock of par value $.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any preference stock in the foreseeable future.

Our Common Stock is not listed on a securities exchange and is not traded in the organized over-the-counter markets. Prior to July 21, 1999, units of our Common Stock had been bundled with shares of UPS Common Stock and sold and provided as stock compensation awards to UPS employees under the UPS Managers' Incentive and UPS Stock Purchase Plans ("the UPS Plans"). On July 21, 1999, we suspended the sale of our Common Stock under these Plans following the announcement by UPS of an initial public offering.

There were approximately 97,000 record holders of our Common Stock as of February 29, 2000.

Voting Rights
-------------

Each share of our Common Stock is entitled to one vote in the election of directors and on other matters, except that any Substantial Stockholder, as defined in our Bye-Laws, is entitled to only one one-hundredth of a vote with respect to each vote which is in excess of 10 percent of our outstanding voting stock. The term Substantial Stockholder is defined to mean any shareowner or shareowners acting as a group, other than United Parcel Service, Inc. or any employee benefit plan of ours or UPS or our subsidiaries, who is the beneficial owner of more than 10 percent of the voting power of our outstanding shares entitled to vote generally in the election of directors. There are no limitations imposed by foreign law, or by our Memorandum of Association and Bye-Laws, or by any agreement or other instrument to which we are a party or to which we are subject, on the right of shareowners, solely by reason of their citizenship or domicile, to vote our Common Stock. Upon liquidation, our shareowners are entitled to share on a pro rata basis in our assets legally available for distribution to shareowners.

Transferability of Common Stock - Our Right of First Refusal
------------------------------------------------------------

Our Bye-Laws provide that no outstanding shares of our voting stock, including shares of our Common Stock, may be transferred, except by bona fide gift or inheritance, unless the shares shall have first been offered, by written notice, for sale to us at the lower of their fair value or the price at which they are to be offered to the proposed transferee and on the same terms upon which they are to be offered to the proposed transferee. Notices of proposed transfers must be sent to our Treasurer, must set forth the number of shares proposed to be sold, the proposed price per share, the name and address of the proposed transferee and the terms of the proposed sale and must contain a statement by the proposed transferee that the information contained in the notice is true and correct. We have the option, within 30 days after receipt of the notice, to purchase all or a portion of the offered shares. If we fail to exercise or waive the option, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares that were previously offered to us and not purchased by us pursuant to our option, for the price and on the terms described in the notice. All transferees of shares hold their shares subject to the same restrictions. Shares previously offered to us but not transferred within the 20-day period remain subject to the initial restrictions.

Under our Bye-Laws, we have the right to purchase shares of our Common Stock that may be issued as stock dividends, or in stock splits, recapitalizations or reorganizations similar to the rights that we have to purchase the shares on which the dividend, split, recapitalization or reorganization shares were issued. We also have the right to purchase our Common Stock in a number of other circumstances under our Bye-Laws.

Shares of our Common Stock may be pledged, but they may not be transferred upon foreclosure unless they have first been offered to us in the manner described above.

In addition, any shareowner who is our "affiliate" for purposes of the Securities Act of 1933, could effect a public resale of their shares to a purchaser other than us only upon delivery of an effective prospectus applicable to the resale as permitted by applicable securities laws or upon other compliance with applicable securities laws.

We have historically exercised our right of first refusal and held such purchased shares in treasury, pending future distributions as incentive awards to current employees of UPS and OPL. However, as discussed further below, the Board decided to impose a temporary limit on the number of shares the Company is willing to purchase from any shareowner who seeks to sell such shares subsequent to November 23, 1999.

Our Purchase Rights - Recall
----------------------------

We have the right under our Bye-laws to purchase (or "recall") shares of our Common Stock from shareowners following their retirement, death or other termination of employment with UPS, OPL, or any of their respective subsidiaries. We may exercise this right to recall all or a portion of the shares of a former employee at any time within a period of three years or thirteen years following the holder's termination of employment. The purchase price will be the fair value of the shares at the time of purchase.

The Company has historically exercised this right of recall each year and held such purchased shares in treasury, pending future distributions as incentive awards to current employees of UPS and OPL. However as discussed further below, the Board decided to defer the recall of our shares that was previously scheduled to take place in January 2000.

Our Willingness to Purchase and Recall Shares
---------------------------------------------

Prior to July 21, 1999, units of our Common Stock had been bundled with shares of UPS Common Stock and had been sold and provided as stock compensation awards to UPS employees under the UPS Plans. Previously, we purchased shares from those shareholders wishing to sell (under our Right of First Refusal) and recalled shares from those shareowners who had ceased to be employees of UPS and OPL. We held such shares as treasury pending distribution as future awards under the UPS Plans.

On July 21, 1999, we suspended the sale of our Common Stock under the UPS Plans following the announcement by UPS of its initial public offering. This suspension reduced the amount of our Common Stock that we required for our treasury. As such, on October 12, 1999 the Board of Directors decided to defer the recall of our shares that was previously scheduled to take place in January 2000. This deferral does not affect our rights to recall those and other shares in subsequent years.

Further, on November 23, 1999 the Board imposed a temporary limit on the number of shares we are willing to purchase under our Right of First Refusal. We are currently prepared to purchase up to 10% of the shares of Common Stock held by any shareowner of record on November 23, 1999 from that date through to November 1, 2000. This means that in the aggregate we are willing to purchase approximately $270 million worth of our shares during this period.

The Board may reconsider the amount of the temporary limit from time to time. However, there can be no assurance that this policy will not change, or to the continuation of our willingness to purchase shares. The feasibility of purchase is subject to the future supply and demand for our Common Stock and our earning and financial condition, liquidity and capital requirements.

Dividend Policy
---------------

The declaration and payment of dividends is at the discretion of the Board of Directors and depends on many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and legal and regulatory considerations. The ability of our reinsurance subsidiaries to pay dividends to us and our ability to pay dividends to our shareowners are subject to the maintenance of minimum solvency and liquidity margins as required by Bermuda insurance law.

It is the intent of our Board to consider the payment of a dividend in an amount to be determined on the basis of our earnings, financial condition and capital needs. We declared and paid cash dividends in 1999 and 1998 of $1.20 and $1.04 per share, respectively. On February 9, 2000 the Board determined that it would commence paying dividends on a semi-annual basis and declared a semi-annual dividend of $0.60 per share for shareowners of record on February 10, 2000.

Dividends paid by us on shares of our Common Stock to persons residing in the United States will be subject to United States federal income taxes to the same extent that the dividends would be taxable if paid by a domestic corporation, but without the dividend received deduction available to corporations. Similar treatment is likely to be accorded under applicable state law.

There are no applicable tax treaties or Bermuda laws, decrees or regulations that would adversely affect our payment or remittance of dividends, require withholding for tax purposes or restrict the export or import of capital.

Determination of Fair Value
---------------------------

We currently purchase shares from our shareowners at their fair value as determined by the Board of Directors. The current fair value of $21.50 per share was determined by our Board of Directors on February 9, 2000. Prior to November 23, 1999 we purchased, recalled and issued shares at book value as determined by our annual audited consolidated balance sheet.

In determining the fair value, the Board considers a variety of factors, including past and current earnings and cash flow, the present value of discounted projected future earnings and cash flow, the stock price, earnings and book value of comparable companies, industry considerations, liquidity, debt-to-equity ratios and industry multiples as well as opinions furnished from time to time by investment counselors acting as independent appraisers. In its determination of the price to be paid for our stock, the Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and publicly held companies, but its decisions have been based primarily on the judgment of the Board as to our long-range prospects rather than what the Board considers to be short-range trends relating to our company or to the values of comparable companies. The Board does consider factors generally affecting the market prices of publicly traded securities within the reinsurance market, and prolonged changes in those prices could have an effect on the prices offered by us. One factor in determining the price at which securities trade in the organized securities markets is that of supply and demand. When demand is high in relation to the shares that investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to shares being sold. Our Board of Directors does not give significant weight to supply-demand considerations in determining the price to be paid by us for our shares.

The Board will evaluate the fair value on a semi-annual basis, with evaluations occurring in February and August of each year

The following table reflects the price at which we have purchased shares of Common Stock since January 8, 1998:

Date                                                  Price
----------------------------------------------------  ------
January 8, 1998 to January 7, 1999 (Book Value)       $17.00
January 8, 1999 to November 23, 1999 (Book Value)     $19.84
November 23, 1999 to present (Fair Value)             $21.50

Sale by Us of Our Common Stock
------------------------------

On November 23, 1999, the Board decided to allow existing shareowners to each purchase up to 10,000 shares of Common Stock between that date and November 1, 2000, subject to registration of our shares for sale with the Securities and Exchange Commission.

Custody Arrangements for Certificates of OPL Common Stock
---------------------------------------------------------

Each shareowner may elect to have First Union National Bank hold his or her certificates as custodian without cost to the shareowner. First Union's Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

First Union National Bank
Employee Shareholder Services Corporate
Trust Department
P.O. Box 41784
123 South Broad Street
Philadelphia, PA
19101-1784
(www.firstunion.com\ess\)

If the shareowner elects to have First Union hold the shares of Common Stock in custody, First Union will have the shares registered in its name and will sell or otherwise dispose of the shares only upon the shareowner's instruction and in conformity with our Bye-Laws. Dividends and other distributions on Common Stock held in custody will be promptly remitted by First Union to the shareowner. Shareowners will receive periodic statements of the number of shares held by First Union for their account and of dividends paid on those shares. Notice of any regular or special meeting of our shareowners will be forwarded to shareowners by First Union, which will vote the shares as directed by the shareowner or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting.

Item 6.  Selected Financial Data
-------  -----------------------

The following selected financial information should be read in conjunction with OPL's consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which follow this section. Reference is also made to "Item 1-Business-Real Estate and Leasing Segment" for a discussion of the purchases, sales and financing of real estate and leasing assets. All currency amounts herein are expressed in U.S. dollars.

                       Five-Year Selected Financial Data
                 (In thousands U.S.$, except per share amounts)

Income Statement Data:
---------------------
Years Ended December 31,

                                                  1999              1998              1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Gross reinsurance premiums written          $  845,023        $  923,623        $  720,535         $561,386         $502,527
------------------------------------------------------------------------------------------------------------------------------
  Reinsurance premiums earned                    807,709           746,918           639,071          531,088          463,910
  Reinsurance commission income                    5,574             6,090               495                -                -
  Real estate and leasing                        273,136           266,870           248,580          150,741          125,450
  Investments                                    314,933           245,211           247,431          165,981          150,700
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                 $1,401,352        $1,265,089        $1,135,577         $847,810         $740,060
Cash dividends per share                      $     1.20        $     1.04        $     0.90         $   0.72         $   0.60

Balance Sheet Data:
------------------
December 31,
                                                 1999              1998              1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------------
Cash and investments                          $2,942,913        $2,609,444        $2,176,893       $1,873,028        $1,650,291
-------------------------------------------------------------------------------------------------------------------------------
Assets:
  Reinsurance                                 $3,389,636        $2,860,571        $2,249,045       $1,769,144        $1,649,222
  Real estate and leasing                     $1,525,646        $1,507,772        $1,418,624       $1,423,027        $  770,089
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $4,915,282        $4,368,343        $3,667,669       $3,192,171        $2,419,311
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                $  866,144        $  875,684        $  758,416       $  713,790        $  436,674
-------------------------------------------------------------------------------------------------------------------------------
Members' equity                               $2,547,383        $2,524,669        $2,227,162       $1,922,797        $1,631,492
-------------------------------------------------------------------------------------------------------------------------------
Net book value per share                      $    20.48        $    19.84        $    17.00       $    14.24        $    12.00

Item 7.    Management's Discussion and Analysis of
------     ---------------------------------------
           Financial Condition and Results of Operations
           ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

1999 Compared to 1998
---------------------

Reinsurance
-----------

(In thousands U.S.$)                                         1999                   1998
-------------------------------------------------------------------------------------------
Gross premiums written                                     $ 845,023              $ 923,623
Premiums ceded                                               (25,340)               (14,628)
-------------------------------------------------------------------------------------------
Net premiums written                                         819,683                908,995
Change in unearned premiums                                  (11,974)              (162,077)
-------------------------------------------------------------------------------------------
Premiums earned                                              807,709                746,918
Commission income                                              5,574                  6,090
-------------------------------------------------------------------------------------------
                                                             813,283                753,008
-------------------------------------------------------------------------------------------
Losses and loss expenses                                    (759,231)              (404,328)
Commissions and taxes                                       (120,256)              (100,332)
-------------------------------------------------------------------------------------------
                                                            (879,487)              (504,660)
-------------------------------------------------------------------------------------------
Underwriting (loss) income                                   (66,204)               248,348
-------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                               196,488               209,172
Emerging markets                                            116,983               (57,127)
Fixed income                                                (55,843)               83,561
Strategic income mutual fund                                 31,863                 6,495
Other                                                        12,652                 1,897
Expenses                                                     (6,197)               (4,762)
-----------------------------------------------------------------------------------------
Investment income                                           295,946               239,236
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Reinsurance income                                         $229,742              $487,584
-----------------------------------------------------------------------------------------

Gross reinsurance premiums written decreased by $78.6 million for the year ended December 31, 1999 from the prior year. Premiums from seventeen new programs totaled $129.3 million with the largest contributors being multi-line and property programs with $36.3 million and $51.2 million, respectively. Premiums from renewed programs increased by $116.8 million. These increases were offset by the cancellation of the shipper's risk program and programs that were not renewed which decreased premiums written by a total of $315.5 million. The majority of this decrease was as a result of the shipper's risk cancellation and the Company declining to renew several accident & health, aviation and property programs, as they did not meet the Company's return requirements.

Premiums from the United Parcel Service of America, Inc. (UPS) shipper's risk program decreased by $98.3 million to $273.5 million compared to $371.8 million
in the prior year.   Shipper's risk reinsurance historically has been OPL's
largest source of revenue. On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of America, Inc. v. Commissioner of Internal Revenue. OPL was not a party to the case and is not directly affected by this decision. However, the opinion concerns the taxation of premiums paid by shippers for insurance covering risks of loss or damage to packages carried by UPS (shipper's risk insurance) and that shipper's risk insurance is reinsured by OPL. On August 31, 1999, the primary insurer notified the Company that UPS intends to provide shipper's risk reinsurance for its customers through a UPS subsidiary effective October 1, 1999. This means that OPL will not provide shipper's risk reinsurance in the future.

Reinsurance premiums earned increased by $60.8 million for the year ended December 31, 1999 as a result of the growth in volume of business written in the second half of 1998 and during 1999.

Net underwriting income decreased by $314.6 million for the year ended December 31, 1999. While our premiums earned increased by 8.1%, the overall combined ratio has also increased from 67.6% to 108.9%. These changes are due to several factors, including:

 . adverse development of $126.7 million in the third and fourth quarters of 1999 relating primarily to two programs written in 1998, plus a further $96.3 million of underwriting losses on premiums earned on these programs subsequent to 1998.

 . cancellation of the shipper's risk program, effective October 1, 1999. This program contributed $213.5 million and $241.8 million to underwriting income for the years ended December 31, 1999 and December 31, 1998, respectively.

 . a change in the mix of business. Specifically, the new programs have lower margins than the traditional shipper's risk business, which accounted for 33.9% of the premiums earned in 1999 compared to 49.8% of the premiums earned in 1998.

 . lower margins across most lines of business as a result of continued competitive pressures on premium rates.

The ceding company on one of the programs that experienced significant adverse development has commenced arbitration proceedings against the primary carrier for the underlying business. The ceding company is seeking to rescind its contract with the primary carrier. The arbitration proceedings will likely take many months to resolve. As such, it is too early to determine whether the arbitration decision will be in the ceding company's favor and therefore benefit OPL. The Company continues to reserve for losses and loss expenses without regard to the likelihood of rescission.

The Company recently commenced an audit of the books and records of the other program that has experienced significant adverse development. On the advice of Counsel, the Company has subsequently issued a Reservation of Rights letter indicating that the Company will not make any further loss payments under the program until such time as the ceding company has satisfactorily resolved a number of serious issues highlighted by the audit. In the meantime, management believes that current accrued losses and loss expenses are adequate to meet our obligations under the contract.

Net investment income relating to our reinsurance segment for the year ended December 31, 1999 was $295.9 million compared to $239.2 million for the year ended December 31, 1998. This reflects a total return on our portfolio of 13.2% compared to 12.2% in 1998. During 1999, the U.S. economy continued to grow and the global economy bounced back from the 1998 crisis in emerging markets. In the U.S., the Federal Reserve raised interest rates three times in 1999 in response to strong economic data and concerns of inflation on the horizon. Despite rising interest rates, our S&P 500 based equity portfolio returned 21.9% for the year ended December 31, 1999, generating $196.5 million as compared to $209.2 million in 1998. The emerging markets' recovery was stronger than expected even in the face of natural disasters, political uncertainty and looming Y2K concerns. Our emerging markets equity portfolio returned 62.5% for the year ended December 31, 1999, generating $117.0 million as compared to a loss of $57.1 million in 1998. The global bond market was under pressure from two driving forces - the increase in interest rates in the U.S. and the deterioration of confidence in the euro for euro bloc holdings. The global bond portfolio lost 9.5% for the year ended December 31, 1999, or $55.9 million, as compared to a gain of $83.6 million in 1998. Our strategic income mutual fund, which is a combination of US income strategies, benefited from investments in floating rate loans which act as an inflationary hedge, and convertible securities which were fueled by the strength in the U.S. equity market. The fund returned 7.8% for the year ended December 31, 1999, generating $31.9 million compared to $6.5 million last year.

Real Estate and Leasing
-----------------------

(In thousands U.S.$)                                        1999                   1998
-----------------------------------------------------------------------------------------
REVENUE:
Office buildings                                           $150,218              $130,209
Hotel                                                       101,208                93,886
Leasing                                                      21,710                30,980
Gain on sale of aircraft                                         --                11,795
-----------------------------------------------------------------------------------------
                                                            273,136               266,870
-----------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                          145,388               136,604
Interest expense                                             71,533                65,632
Depreciation                                                 36,446                35,392
Minority interest in earnings                                 3,029                 2,822
-----------------------------------------------------------------------------------------
                                                            256,396               240,450
-----------------------------------------------------------------------------------------
Operating income                                             16,740                26,420
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Investment income:
Real estate investment trust certificates                    (5,342)              (12,641)
Other                                                        18,132                13,854
-----------------------------------------------------------------------------------------
Investment income                                            12,790                 1,213
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Real estate and leasing income                             $ 29,530              $ 27,633
-----------------------------------------------------------------------------------------

Office building revenue increased by 15.4% for the year ended December 31, 1999 from $130.2 million for 1998. This increase of $20.0 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Hotel revenue increased $7.3 million due to an increase in room rates and occupancy rates over 1998 as a result of the increase in tourism in the Boston area. Leasing revenue has decreased from $31.0 million in 1998 to $21.7 million in 1999 due to the sale of five Boeing 757 aircraft to UPS in July 1998.

Operating expenses have increased by $8.8 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel and Copley Place.
Interest expense increased by $5.9 million from 1998 due to the purchase of Madison Plaza. Interest expense continues to include the expense associated with the Series A bonds that were used to finance the original acquisition of the aircraft. The proceeds from the sale of the aircraft were invested in zero coupon U.S. treasury notes and corporate bonds to provide collateral for the future interest obligations.

Other investment income increased due to amortization on the zero coupon U.S. treasury notes and corporate bonds held as substitute collateral for the interest obligation on the Series A bonds.

Real estate and leasing income for the year ended December 31, 1999 increased by $1.9 million over 1998, as a result of increased investment income and improvements in the profitability of the hotel and Copley Place. This was offset by the gain on sale of Boeing 757 aircraft in 1998 that yielded an $11.8 million gain in that year.

Net Income
----------

Net income for the year ended December 31, 1999 decreased by $255.5 million from 1998 due to the decrease in underwriting income from $248.3 million to a loss of $66.2 million. This was due to the loss of the shipper's risk program, adverse development on programs written in 1998 and continued competitive pressures on premium rates. This was partially offset by an increase in investment income. Net income per share was $1.85, a $2.02 per share decrease from 1998 as a result of the aforementioned factors.

1998 Compared to 1997
---------------------

Reinsurance
-----------

(In thousands U.S.$)                                          1998                  1997
-------------------------------------------------------------------------------------------
Gross premiums written                                     $ 923,623              $ 720,535
Premiums ceded                                               (14,628)                  (451)
-------------------------------------------------------------------------------------------
Net premiums written                                         908,995                720,084
Change in unearned premiums                                 (162,077)               (81,013)
-------------------------------------------------------------------------------------------
Premiums earned                                              746,918                639,071
Commission income                                              6,090                    495
-------------------------------------------------------------------------------------------
                                                             753,008                639,566
-------------------------------------------------------------------------------------------
Losses and loss expenses                                    (404,328)              (331,879)
Commissions and taxes                                       (100,332)               (73,884)
-------------------------------------------------------------------------------------------
                                                            (504,660)              (405,763)
-------------------------------------------------------------------------------------------
Underwriting income                                          248,348                233,803
-------------------------------------------------------------------------------------------

U.S. equities                                                209,172                192,576
Emerging markets                                             (57,127)               (20,910)
Fixed income                                                  83,561                 49,363
Strategic income mutual fund                                   6,495                     --
Other                                                          1,897                  5,288
Expenses                                                      (4,762)                (4,134)
-------------------------------------------------------------------------------------------
Investment income                                            239,236                222,183
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
Reinsurance income                                          $487,584               $455,986
-------------------------------------------------------------------------------------------


Gross reinsurance premiums written increased by $203.1 million for the year ended December 31, 1998. The Company's accident & health, aviation, marine, property, workers' compensation and automobile programs were the largest contributors to this increase with premiums from new programs totaling $345.4 million. Premiums on renewed programs decreased by $5.1 million while programs in run-off contributed $66.0 million less premiums than in 1997. Premiums also decreased by $35.4 million due to the Company's decision not to renew two programs in 1998. Premiums from the Company's shipper's risk program increased by $5.1 million over the same period in 1997 primarily due to the 15-day strike against UPS in August 1997. However, the strike continued to have an impact on premium volume for the shipper's risk program as evidenced by a decline in premium per-UPS workday from $1.48 million in 1997 to $1.44 million in 1998.

Reinsurance premiums earned increased by $107.8 million for the year ended December 31, 1998. Of this increase, $124.1 million is attributed to 48 new programs written in 1998 offset by a $44.3 million decrease on programs in run-off. An increase of $5.1 million in shipper's risk premiums also contributed to the increase in premiums earned for the period.

Net underwriting income increased by 6.2% for the year ended December 31, 1998. While the Company's premiums earned increased by 16.9%, the overall combined ratio has also increased from 63.5% to 67.6% as a result of the expansion into new lines of business and the increasingly competitive reinsurance market.

Reinsurance investment income for the year ended December 31, 1998 increased by $17.1 million. Despite considerable volatility in equity markets throughout 1998, the S&P 500 Index generated an unprecedented fourth year of 20%+ returns. Income earned on OPL's U.S. equity portfolio reflected this outcome as investment income increased by $16.6 million from $192.6 million in 1997 to $209.2 million in 1998. Losses from emerging markets grew by $36.2 million compared to 1997 as Asian and Latin American economies experienced deterioration and instability. Global bonds generated $34.2 million more income than in 1997 as investors shifted to government and corporate fixed income securities such as those held by the Company.

Real Estate and Leasing
-----------------------

(In thousands U.S.$)                                         1998                  1997
-----------------------------------------------------------------------------------------
REVENUE:
Office buildings                                           $130,209              $110,995
Hotel                                                        93,886                91,361
Leasing                                                      30,980                46,224
Gain on sale of aircraft                                     11,795                    --
-----------------------------------------------------------------------------------------
                                                            266,870               248,580
-----------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                          136,604               126,804
Interest expense                                             65,632                62,442
Depreciation                                                 35,392                32,596
Minority interest in earnings                                 2,822                 1,321
-----------------------------------------------------------------------------------------
                                                            240,450               223,163
-----------------------------------------------------------------------------------------
Operating income                                             26,420                25,417
-----------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                   (12,641)               15,208
Other                                                        13,854                 5,906
-----------------------------------------------------------------------------------------
Investment income                                             1,213                21,114
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
Real estate and leasing income                             $ 27,633              $ 46,531
-----------------------------------------------------------------------------------------


Office building revenue increased by 17.3% for the year ended December 31, 1998 from $111.0 million for 1997. This increase of $19.2 million was primarily due to the July 1998 purchase of Madison Plaza, a 45-story Class A office building located in Chicago's Central Business District. Improvements over 1997 occupancy rates at Copley Place also contributed to the increase in office building revenue. Hotel revenue increased $2.5 million due to an increase in room rates and occupancy rates over 1997. Leasing revenue has decreased from $46.2 million in 1997 to $31.0 million in 1998 due to the sale of five Boeing 757 aircraft to UPS in July 1998, as well as a $5.1 million decrease in variable toll revenue on the data processing facility lease.

Operating expenses have increased by $9.8 million due to the purchase of Madison Plaza and an increase in operating costs at the hotel and Copley Place.
Interest expense increased by $3.2 million from 1997. The purchase of Madison Plaza led to additional interest expense in 1998. Real estate and leasing operating income for the year ended December 31, 1998 increased by $1.0 million over 1997, as a result of the sale of the 757s and improvements in the profitability of the hotel and Copley Place offset by a decrease in the data processing facility's variable toll revenue.

OPL's real estate investment trust was impacted by the uncertainty in the capital markets in 1998.


Net Income
----------

Net income for the year ended December 31, 1998 increased by $11.1 million over 1997 primarily due to the increase in underwriting income. While real estate and leasing continued to show modest growth, investment income declined slightly. Net income per share was $3.87, a $0.23 per share increase over 1997.

Liquidity and Capital Resources
-------------------------------

OPL's cash and cash equivalents increased by $279.5 million during the year ended December 31, 1999. Operating activities generated $497.3 million, investing activities generated $5.8 million and financing activities used $223.5 million of cash. Reinsurance and real estate operations both provided inflows of $231.0 million and $23.1 million, respectively for the year ended December 31, 1999. The Company received $59.6 million of interest and dividends, purchased $905.7 million of traded investments and sold $1,085.1 million of investments in its trading portfolio. Shareowners purchased $115.2 million of shares from OPL's treasury stock during the year while the Company purchased $172.4 million of shares from its shareowners. On August 27, 1999, the Company paid a dividend of $1.20 per share resulting in a cash outflow of $152.9 million.

During the third quarter, we retained a portion of our positive operating cash flows as cash equivalents rather than increasing the ownership of equity or fixed income securities. This decision responded to the loss of future cash flows from the UPS shipper's risk program and short-term concerns about the current interest rate environment. The UPS shipper's risk program generated cash flows of $214.1 million, $252.3 million and $239.4 million in 1999, 1998 and 1997 respectively.

On July 21, 1999, OPL suspended the sale of its stock under the UPS stock purchase plans (the Plans). This action was taken following the announcement by UPS of its intended merger with a subsidiary, United Parcel Service, Inc. (New
UPS) and the initial public offering of New UPS shares. UPS suspended the sale of its shares under the Plans immediately following its announcement. Prior to the suspension, units of UPS and OPL shares had been sold to UPS employees under the Plans.

In addition, OPL has elected to defer the 2000 repurchase of its shares, as previously disclosed in a report on Form 8-K filed on October 12, 1999. The decrease in cash inflow resulting from the suspension of sales under the Plans is expected to be offset by the deferral of repurchases in 2000.

On November 23, 1999, the Board announced that it approved a temporary limit on the number of shares the Company is willing to purchase from any shareowners who seek to sell such shares. Until further notice, the Company is prepared to repurchase up to 10% of any shareowner's shares between November 23, 1999 and November 1, 2000. This means that the Company is currently willing to purchase in the aggregate approximately $270 million worth of its shares during this period. The Board has determined that this would be the most equitable way to purchase shares in the event shareowners wish to offer shares to the Company. The Board will reconsider the amount of the temporary limit from time to time based upon the demand for the Company's shares and the continued maintenance by OPL of satisfactory earnings, financial condition, and liquidity and capital requirements.

The Board has also authorized existing shareowners to purchase up to 10,000 shares of OPL Common Stock, until November 1, 2000, subject to registration of OPL's shares for sale with the Securities and Exchange Commission.

The Company intends to use any proceeds from the sale of shares for general corporate purposes, including strategic investments and acquisitions and the financing thereof. The Company may also use all or a portion of the proceeds to repurchase additional shares from those other shareowners that may desire offering their shares for repurchase by the Company.

Notwithstanding the loss of our shipper's risk reinsurance business, we believe that our investments, cash flow from operations and borrowing ability are adequate sources of capital and liquidity for the payment of claims, operating expenses and dividends and for share repurchases. OPL further believes that its strong capital position will permit continued expansion of its reinsurance business, should appropriate opportunities arise. In the event OPL decides to purchase additional capital assets, it may, as demonstrated by its existing portfolio of assets, finance such purchases from internally generated funds or from outside borrowing which OPL believes would be readily available to it.

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


Impact of the Year 2000 Issue
-----------------------------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred and the Company has not been affected by the Year 2000 issue to date, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved.

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

Credit Risk Disclosures
-----------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest rates, equity prices and foreign currency rates. The Company does not use derivatives to hedge market risk. Equity price fluctuations represent the largest market risk factor affecting the Company's financial position due to the significant level of investment in equity securities.

The Company's financial instruments that are materially exposed to market risks as of December 31, 1999 and December 31, 1998 are:

(In thousands U.S.$)                                                               FAIR VALUE
------------------------------------------------------------------------------------------------------
Trading portfolio:                                                          1999                1998
 Investment in equity securities:
     United States                                                      $1,002,345          $  964,719
     Emerging markets                                                      236,982             215,198
     Strategic income mutual fund                                          435,480             406,080
     Real estate investment trust certificates                              62,691              71,754
 Investment in global fixed income securities                              512,148             536,017
------------------------------------------------------------------------------------------------------
                                                                         2,249,646           2,193,768
 Cash and cash equivalents                                                 450,336             170,855
------------------------------------------------------------------------------------------------------
Total trading portfolio                                                 $2,699,982          $2,364,623
------------------------------------------------------------------------------------------------------

The Company also maintains a non-trading portfolio, comprising U.S. zero coupon treasury notes and corporate bonds that collateralize certain of the Company's debt obligations. The Company's non-trading securities are carried at an amortized cost of $242.9 million (fair value $254.6 million). The non-trading portfolio also includes $866.1 million (fair value $908.0 million) of long-term debt issued in connection with the purchase of real estate properties, operating leases and finance leases. The non-trading portfolio does not expose the Company to material market risk. Although the zero coupon securities are exposed to adverse long-term interest rate fluctuations, the Company has the intent and ability to hold such securities to maturity. Therefore, although the Company may experience declines in the fair value of such instruments, there would be no detrimental impact on the Company's earnings as a result of such fluctuations. The Company's long-term debt is issued at fixed rates. As such, interest rate movements would not impact interest expense.

The majority of the Company's invested assets are classified in a trading portfolio, which comprises both fixed income and equity securities:

 . The fixed income investments include securities issued by United States and foreign governments, supranationals and government agencies. The Company's fixed income portfolio correlates closely with the Salomon Brothers World Government Bond Index (excluding Japan, unhedged).

 . The Company invests in equity markets in both the United States and emerging market countries. The U.S. equity portfolio is highly correlated with the S&P 500 index, while the emerging market equity portfolio is highly correlated with the IFC Regional Investable Composite Index.

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

The Company uses financial modeling and asset allocation techniques to optimize risk and return over the long term (typically up to 10 years). Individual asset classes are selected based on characteristics such as yield, credit quality, currency, liquidity, duration, historical volatility and correlation with other asset classes. Independent investment managers are appointed to execute management-approved investment guidelines. The performance of the investment managers is evaluated at least monthly, including the appropriateness of investments and the acceptability of risk and returns relative to the Company's investment objective.

The following paragraphs address the significant market risks associated with the Company's trading portfolio as of December 31, 1999.

Interest Rate Risk
-------------------

The primary exposure to interest rate risk in the trading portfolio relates to fixed income investments. The investment in a strategic income mutual fund is also exposed to interest rate risk. Changes in market interest rates directly impact the market value of such securities. The Company's primary risk exposures are interest rates on fixed rate intermediate-term instruments, both in the U.S. and internationally. Additionally, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market conditions may affect fair values of interest rate sensitive instruments.

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

The Company does not presently match the duration of assets to meet maturing reinsurance liabilities as the Company presently has sufficient liquidity to meet such obligations as they fall due.

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

OPL attempts to manage this exposure by avoiding concentrations of exposure to individual issuers and industry segments. The Company's IFC portfolio is also diversified with respect to individual country concentrations. However, it is recognized that dramatic downturns in one sector or market can have a knock-on effect on another, resulting in acceleration of correlations and an accumulation of significant losses.

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

Foreign Currency Risk
---------------------

OPL is exposed to foreign currency risk arising from foreign exchange rate fluctuations against the U.S. dollar on both its global fixed income portfolio and the IFC emerging markets equity portfolio. The principal currencies creating foreign exchange rate risk are the euro and United Kingdom pound sterling. Although the IFC portfolio does not expose the Company to material concentration in any one currency, there is some correlation amongst the currencies of emerging market countries.

The Company does not hedge against the exchange rate risk associated with its investments in foreign countries as it believes that the direct and opportunity costs associated with a hedging program exceed any benefits in the long term.

OPL's reinsurance operations also have exposure to foreign currency rates, particularly the United Kingdom pound sterling and euro. This exposure is mitigated by the fact that the Company's reinsurance premiums and related receivables are partially offset by claims incurred and claims liabilities, respectively, denominated in the same currency.

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

The estimates of VaR were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and foreign currency exchange rates and equity prices for the 60 months ended December 31, 1999 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a proxy for risk measurement. Mean assumptions include no change in annual interest and foreign currency rates, an 11.0% return on equity securities and a 4.5% return on fixed income securities. VaR is a statistical estimate and should not be viewed as predictive of the Company's future financial performance and there can be no assurance that the Company's actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years.

Limitations in the analysis include:

 .  the market risk information is limited by the assumptions and parameters established in creating the related models;
 .  the analysis is based on historical data;
 .  the analysis excludes other significant real estate and reinsurance assets and liabilities; and
 . the model assumes that the composition of the Company's assets and liabilities remains unchanged throughout the year.

Therefore such models are tools and do not substitute for the experience and judgment of management.

The VaR for each component of the Company's market risk in the trading portfolio as of December 31, 1999 and December 31, 1998 was:

Trading portfolio (in millions U.S.$):                           1999                  1998
----------------------------------------------------------------------------------------------
Interest rate risk                                              $  6.3                $ 16.8
Equity price risk                                                171.2                 147.4
Foreign exchange rate risk                                        37.4                  51.6
Diversification benefit                                          (98.9)                (76.2)
----------------------------------------------------------------------------------------------
                                                                $116.0                $139.6
----------------------------------------------------------------------------------------------

Estimated changes in fair value associated with the trading portfolio would have a direct effect on net income. The Company's total VaR includes a diversification benefit since interest rate, equity and currency risks are only partially correlated.

The average, high and low VaR for each component of the Company's market risk in the trading portfolio for the year ended December 31, 1999 was:

Trading portfolio (in millions U.S.$):                          Average                High                  Low
--------------------------------------------------------------------------------------------------------------------
Interest rate risk                                              $ 10.4                $ 14.0                $  1.6
Equity price risk                                                159.7                 183.2                 138.4
Foreign exchange rate risk                                        39.9                  40.4                  33.6
Diversification benefit                                          (91.1)                (97.8)                (95.0)
--------------------------------------------------------------------------------------------------------------------
                                                                $118.9                $139.8                $ 78.6
--------------------------------------------------------------------------------------------------------------------

Our asset allocation models are continuously updated to incorporate recent volatility and return characteristics. The decrease in VaR from $139.6 million at December 31, 1998 to $116.0 million at December 31, 1999 is due, for the most part, to a higher proportion of cash equivalents being held at present. In August 1999, we reduced our allocation to equities to reflect a number of factors including the increased daily volatility in global equity markets and the increased risk in our reinsurance business. We used such funds to increase our cash position to take into account the cancellation of the shipper's risk business, which will make our future cash flows less predictable, as will our entry in to the property catastrophe market.


Safe Harbor Disclosure
----------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains forward looking statements made by management that reflect the views and beliefs of the Company with respect to future events and financial performance. The words "expect", "anticipate", "intend", "plan", "believe", "seek", "estimate" and other similar expressions are generally intended to identify such forward-looking statements. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) uncertainties relating to government and regulatory policies (such as subjecting the Company to insurance regulation or taxation in additional jurisdictions), (ii) the occurrence of catastrophic events with a frequency or severity exceeding the Company's estimates, (iii) the legal environment, (iv) the uncertainties of the reserving process, (v) loss of the services of any of the Company's executive officers (vi) losses due to foreign currency exchange rate fluctuations, (vii) ability to collect reinsurance recoverables, (viii) pricing pressure resulting from the competitive environment in which the Company operates, (ix) the impact of mergers and acquisitions, (x) developments in global financial markets which could affect the Company's investment portfolio,
(xi) risks associated with the introduction of lines of business, (xii) the resolution of any pending or future tax assessments by the IRS against the Company, and (xiii) the resolution of other pending litigation. By making these forward-looking statements, the Company does not undertake to update them in any manner.

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

-------------------------------------------------------------------------------
Robert J. Clanin        Age 56          Director since 1994

Prior to becoming a director, Mr. Clanin served as Vice President of OPL from June 1990 to August 1994. He has been Senior Vice President, Treasurer and Chief Financial Officer of UPS since 1994. Mr. Clanin is a member of the UPS Management Committee, which oversees the day-to-day management of UPS. In 1996, he was elected to the UPS Board of Directors.

-------------------------------------------------------------------------------
D. Scott Davis          Age 48          Director since 1999

During 1999, Mr. Davis served as President and Chief Executive Officer of OPL. Mr. Davis currently serves as Chief Executive Officer, pursuant to Ms. Mary Hennessy's appointment as President on January 4, 2000. Mr. Davis also serves as President of Overseas Partners Capital Corp. (OPCC). From May 1985 until January 1999, he served as Vice President - Finance and Accounting for UPS, where his responsibilities for several years included banking, investments, financial reporting and shareowner relations. A Certified Public Accountant, he was also a trustee for the UPS Retirement Plan and was instrumental in the formation of UPINSCO, the UPS insurance company headquartered in the U.S. Virgin Islands. Prior to joining UPS, Mr. Davis was Chief Financial Officer and then Chief Executive Officer of II Morrow, Inc., a technology company based in Salem, Oregon that was acquired by UPS in 1986.

--------------------------------------------------------------------------------
Joseph M. Pyne          Age 52          Director since 1995

Mr. Pyne has served as Senior Vice President of Marketing and Corporate Development for UPS since 1996. In this capacity, he directs UPS's worldwide marketing, electronic commerce, advertising, public relations, the UPS Logistics Group, UPS Capital Corporation and other subsidiaries that enable global commerce. He began his UPS career in 1969 and was promoted to North Central Region Business Development Manager in 1984. In 1989 he became National Marketing Planning Manager, and also headed Marketing for U.S. ground and air delivery services.

-------------------------------------------------------------------------------
Cyril E. Rance          Age 65          Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He also has had a long and varied career in civic and government service, including 10 years as a member of the Bermuda Parliament. He is a director of Exel Limited, an insurance holding company, and of several international companies registered in Bermuda.

-------------------------------------------------------------------------------

Edwin H. Reitman        Age 57          Director since 1991

Mr. Reitman became non-executive Chairman of the Board of Directors in 1995. Mr. Reitman served as President and Chief Executive Officer of the Company from 1991 until 1995. Mr. Reitman held the position of Vice President - Corporate Marketing for UPS from May 1997 until January 1999, when he announced his retirement from UPS. Previously, he had been President of UPS Europe since April 1995. In that capacity, he had overall responsibility for UPS's operations in Europe, Africa and the Middle East. Mr. Reitman was Manager of the UPS Legal Department from 1989 until 1995.

--------------------------------------------------------------------------------

Walter A. Scott        Age 62          Director since 1995

Prior to his retirement in September 1994, Mr. Scott served as Chairman, President and Chief Executive Officer of ACE Limited, an insurer based in Bermuda. He has served as a director of ACE since 1989 and was a consultant to the Company after his retirement until September 1996. Prior to 1989, Mr. Scott served in various senior positions with Primerica Corporation, (now Citigroup, Inc.), a major publicly owned diversified financial services company. He is also a director of Annuity and Life Re Holdings Ltd., an insurer based in Bermuda.

Executive Officers
------------------

Listed below is certain information relating to the executive officers of OPL.

Name                    Age                     Officers
---------------------   ---  -----------------------------------------------
Mark R. Bridges         40   Vice President and Treasurer

Thomas E. Butler        55   Vice President and Secretary (1)

Michael J. Cascio       44   Chief Underwriting Officer (2)

D. Scott Davis          48   President and Chief Executive Officer (3)

Mary R. Hennessy        47   President and Chief Operating Officer (4)

Michael J. Molletta     44   Vice President, Overseas Partners Capital Corp.

Leopold A. Schmidt      56   Vice President (5)

(1) Mr. Butler retired as of December 16, 1999. Mr. Butler had served as Vice President - Legal and Secretary of OPL. Mr. Butler served as Vice President of OPL since June 1990 and Secretary of OPL since August 1994. Mr. Butler also served as Vice President and Secretary of OPCC since 1995 as well as a director. Prior to his OPL service, Mr. Butler had been a member of the UPS Legal Department from 1966 until 1995.

(2)  Mr. Cascio was appointed Chief Underwriting Officer of OPL on January 4,
     2000.

(3) Mr. Davis served as President and Chief Executive Officer and director of OPL in 1999. Ms. Mary H. Hennessy succeeded him as President on January 4, 2000.

(4) Ms. Hennessy was appointed President and Chief Operating Officer of OPL on January 4, 2000.

(5) Mr. Schmidt retired as of May 31, 1999. Mr. Schmidt served as Vice President - Underwriting of OPL. He had also served as Vice President and director of OPCC since 1994. Prior to Mr. Schmidt's OPL duties, he had been a member of the UPS Financial Planning Department.

Executive Officer Biographical Information
------------------------------------------

Mr. Bridges serves as Vice President - Finance and Treasurer.  He also serves as
Vice President and director of OPCC.   He joined OPL in May 1998 from KPMG Peat
Marwick in Bermuda, where he had been a partner since 1988. He qualified as a Member of the Institute of Chartered Accountants in England and Wales in 1983 and was awarded his fellowship in 1994.

Mr. Cascio has served as Chief Underwriting Officer since January 4, 2000. He was one of the co-founders and from 1994 until 1997, he was one of the Managing Directors of Stockton Re, a Bermuda based finite risk reinsurer. His prior experience also includes senior underwriting and management positions with Centre Re, Pinnacle Reinsurance, KPMG and Travelers Insurance Company. Michael is a Fellow of the Casualty Actuarial Society (FCAS), a member of the American Academy of Actuaries and Founder and first President of CABER.

Ms. Hennessy has served as President and Chief Operating Officer of OPL since January 4, 2000. Mary joined OPL after three years with TIG Holdings, Inc., a NYSE-publicly traded insurance holding company, initially as Executive Vice President and Chief Underwriting Officer and then as President and Chief Operating Officer. Prior to that, she served as President of Am-Re Services, Inc., Chairman and Chief Executive Officer of Am-Re Consultants, Inc. and Senior Vice President and Chief Actuary for American Re-Insurance Company for a period eight years.

For biographical information on Mr. Davis, see above section on "Directors".

Mr. Molletta has served as Vice President of OPCC, a wholly-owned subsidiary of OPL, since December 1994. He also has served as President of OMI since January 1998. Prior to Mr. Molletta's OPCC duties, he was a member of the UPS Finance and Accounting Department from 1988 until 1994.

The officers of OPL serve at the pleasure of the Board of Directors.

Item 11.  Executive Compensation
--------  ----------------------

Summary Compensation Table
--------------------------

The following table shows the compensation paid or to be paid by OPL or any of its subsidiaries in 1999, 1998 and 1997 to the following Named Executive Officers in all capacities in which they served:

                                                                                                             Long-term
                                                              Annual Compensation                          Compensation
-------------------------------------------------------------------------------------------------     ---------------------
                                                                                                               Stock
                                                                                    Other Annual            Appreciation
Name and Principal Position              Year        Salary       Bonus (5)       Compensation (6)           Rights (7)
--------------------------------------------------------------------------------------------------    ---------------------
Thomas E. Butler                         1999      $145,000       $171,449             $160,557                 5,923
  Vice President and Secretary (1)       1998      $132,500       $ 35,586             $153,702                 5,474
                                         1997      $126,250       $ 40,512             $132,851                 3,832

Mark R. Bridges                          1999      $171,875       $176,135             $135,000                 7,021
  Vice President and Treasurer (2)       1998      $104,000       $     --             $ 84,375                    --
                                         1997      $     --       $     --             $     --                    --

D. Scott Davis                           1999      $225,500       $112,680             $ 96,000                13,480
   President and Chief Executive         1998      $     --       $     --             $     --                    --
     Officer  (3)                        1997      $     --       $     --             $     --                    --

Michael J. Molletta                      1999      $137,500       $121,986             $     --                 5,617
  Vice President                         1998      $126,250       $ 29,160             $     --                 4,013
                                         1997      $112,500       $ 34,604             $     --                 2,561

Leopold A. Schmidt                       1999      $ 84,000       $ 78,075             $ 78,182                 7,149
  Vice President (4)                     1998      $142,500       $ 37,098             $151,260                 5,888
                                         1997      $131,250       $ 37,980             $165,675                 3,983

(1)  Mr. Butler retired as of December 16, 1999.
(2)  Mr. Bridges commenced employment with OPL in May 1998.
(3)  Mr. Davis was appointed President and CEO on January 7, 1999.
(4)  Mr. Schmidt retired as of May 31, 1999.
(5) Bonus includes the 1998 bonus paid on January 19, 1999 and the 1999 bonus paid on November 23, 1999.
(6) Other annual compensation consists of cost of living allowances, and for Messrs. Butler and Schmidt, reimbursement of additional U.S. income taxes paid as a result of the foreign assignment. These allowances are intended to permit such executives to maintain comparable living standards. Mr. Schmidt became a Bermuda resident in November 1996. Mr. Butler became a Bermuda resident in January 1997. Mr. Davis became a Bermuda resident in January 1999.
(7)  Number of shares underlying Stock Appreciation Rights granted.

Stock Appreciation Rights - Grants
----------------------------------

The following table sets forth information concerning grants of Stock Appreciation Rights to the Named Executive Officers in 1999:

                                        % of Total                                Potential Realizable Value at Assumed
                                         Granted                                        Annual Rates of OPL Stock
                                         Rights                                     Appreciation for Rights Term (3)
                             Rights        to         Appreciation    Expiration   -----------------------------------
Name                        Granted     Employees        Base (1)      Date (2)            5%                  10%
----------------------------------------------------------------------------------------------------------------------
Mark R. Bridges               7,021          7.9%        $19.84       03/31/04           $38,485             $ 85,042

Thomas E. Butler              5,923          6.6%        $19.84       03/31/04           $32,466             $ 71,742

D. Scott Davis               13,480         15.1%        $19.84       03/31/04           $73,890             $163,277

Michael J. Molletta           5,617          6.3%        $19.84       03/31/04           $30,789             $ 68,036

Leopold A. Schmidt            7,149          8.0%        $19.84       03/31/04           $39,187             $ 86,592

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

Stock Appreciation Rights Exercises and Holdings
-------------------------------------------------

The following table sets forth information concerning Stock Appreciation Rights exercised in 1999 by the Named Executive Officers and the value of their unexercised Rights on December 31, 1999.


               Aggregated Stock Appreciation Rights Exercised in 1999 and Year-End Rights Value
               --------------------------------------------------------------------------------


                                                            Number of Unexercised          Value of Unexercised
                          Number of                          Rights at 12/31/99            Rights at 12/31/99
                            Shares                       ------------------------------------------------------------
                          Underlying     Value Realized
Name                   Rights Exercised   Upon Exercise   Exercisable  Unexercisable   Exercisable  Unexercisable (1)
---------------------------------------------------------------------------------------------------------------------
Mark R. Bridges                --          $    --            --           7,021         $  --         $ 11,655

Thomas E. Butler            4,224          $46,633            --          22,432         $  --         $148,474

D. Scott Davis                 --          $    --            --          13,480         $  --         $ 22,377

Michael J. Molletta         1,797          $19,839            --          17,352         $  --         $100,517

Leopold A. Schmidt          2,570          $28,373            --          24,182         $  --         $143,217

(1) Based on fair value per share of OPL Common Stock as of December 31, 1999 minus exercise price.

Retirement Plans
----------------

The following table shows the estimated annual retirement benefit payable under OPL's Retirement Plan and Coordinating Benefit Plan (the Plans) at age 65 on a single life only annuity basis to participating employees, including the Named Executive Officers, who are also entitled to receive $16,440 per year (maximum currently payable) in primary Social Security benefits:

Pension Plan Table
------------------

                                         Estimated Annual Retirement Benefits (as of 12/31/99)
                                                 For Years of Service (1) (2) (3) (4)
                          ---------------------------------------------------------------------------------
Average Remuneration                  15 Years            20 Years            25 Years             30 Years
-----------------------------------------------------------------------------------------------------------
       $125,000                       $ 27,141            $ 36,188            $ 45,234             $ 54,281
       $150,000                       $ 33,391            $ 44,521            $ 55,651             $ 66,782
       $175,000                       $ 39,641            $ 52,855            $ 66,068             $ 79,282
       $200,000                       $ 45,891            $ 61,188            $ 76,485             $ 91,782
       $225,000                       $ 52,141            $ 69,522            $ 86,902             $104,282
       $250,000                       $ 58,391            $ 77,855            $ 97,319             $116,783
       $300,000                       $ 70,892            $ 94,522            $118,153             $141,783
       $400,000                       $ 95,892            $127,856            $159,820             $191,784
       $450,000                       $108,392            $144,523            $180,654             $216,785
       $500,000                       $120,893            $161,190            $201,488             $241,785

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

Estimated or actual credited years of service under the Plans to the Named Executive Officers was as follows: Butler - 30 years, Molletta - 22 years and Schmidt - 30 years.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee is comprised of the following members - Robert J. Clanin, Joseph M. Pyne and Cyril E. Rance. Two members of the Compensation Committee of the Board of Directors of OPL were officers of OPL prior to 1998. Robert J. Clanin served as Vice President of OPL from 1990 until 1994, and Edwin
H. Reitman served as President and Chief Executive Officer of OPL from 1991 until 1995.

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

                                                            Common Stock Held as of February 29, 2000(1)
                                          -----------------------------------------------------------------------------
                                                                       Additional Shares in
                                                                       which the Director or
                                                                          Nominee has, or
                                                                        Participates in the
                                              Shares Beneficially      Voting or Investment     Total Shares and Percent
                   Name                            Owned (2)                 Power (3)                  of Class
-----------------------------------------------------------------------------------------------------------------------
Mark R. Bridges
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                                     8,966                       --               8,966 (0.01%)
Thomas E. Butler
  Wild Oak Bay
  3603 Quail Hollow Lane
  Bradenton, FL 34210                                         15,037                       --              15,037 (0.01%)
Robert J. Clanin
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                           38,148                5,658,232           5,696,380 (4.61%)
D. Scott Davis
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                                    18,041                       --              18,041 (0.01%)
Michael J. Molletta
  115 Perimeter Center Place
  Suite 940
  Atlanta, GA 30346                                           12,193                       --              12,193 (0.01%)
Joseph M. Pyne
  55 Glenlake Parkway, NE
  Atlanta, GA 30328                                           22,613                       --              22,613 (0.02%)
Cyril E. Rance
  Blue Anchorage
  No. 6 Agars Hill - Point Shares
  Pembroke, HM 05, Bermuda                                     2,000                       --               2,000 (0.00%)

                                                            Common Stock Held as of February 29, 2000(1)
                                          -----------------------------------------------------------------------------
                                                                       Additional Shares in
                                                                       which the Director or
                                                                          Nominee has, or
                                                                        Participates in the
                                              Shares Beneficially      Voting or Investment     Total Shares and Percent
                   Name                            Owned (2)                 Power (3)                  of Class
-----------------------------------------------------------------------------------------------------------------------
Edwin H. Reitman
  6304 Alexander Circle
  Atlanta, GA 30326                                           40,847                       --              40,847 (0.03%)
Leopold A. Schmidt
  103 Quill Place
  Williamsburg, VA 23185                                      36,948                       --              36,948 (0.03%)
Walter A. Scott
  c/o Tempest Re
  Par-la-Ville Place
  14 Par-la-Ville Road
  Hamilton, HM 08, Bermuda                                     2,000                       --               2,000 (0.00%)
All directors and executive officers
as a group (8 persons) (4)                                   144,808                5,658,232           5,803,040 (4.69%)

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

(2) The amounts shown in this column include an aggregate of 24,423 shares owned by or held in trust for members of the families of Messrs. Butler, Clanin, and Schmidt, as to which they disclaim beneficial ownership.

(3) None of the directors, nominees, other officers or members of their families, have any ownership rights in the shares listed in this column. Of the shares 5,321,070 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.

(4) All directors and officers as a group are totaled as of February 29, 2000. As such, Mr. Butler and Mr. Schmidt have been excluded from the total as Mr. Butler retired from the Company as of December 16, 1999 and Mr. Schmidt retired from the Company as of May 31, 1999.

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

OPL was organized to reinsure shipper's risks relating to packages carried by subsidiaries of UPS as a common carrier as well as to underwrite other reinsurance for insureds unaffiliated with UPS. Since commencing operations on January 1, 1984, OPL's primary reinsurance business has been reinsuring insurance issued by United States-based insurance companies unaffiliated with UPS or OPL. This reinsurance covers the risk of loss or damage to shippers' packages carried by UPS's subsidiaries and unaffiliated foreign common carriers whose declared value exceeds $100 or equivalent in foreign currency. The reinsurance of shipper's risk insurance does not involve transactions conducted between UPS and OPL. Various subsidiaries of American International Group, Inc., (an insurance company unaffiliated with OPL or UPS) insure customer packages in return for premiums paid by the customers. OPL reinsures these primary insurers, whose premium payments constitute OPL's largest source of revenues and profits. Reinsurance premiums earned by OPL for reinsuring these risks from January 1, 1999 to December 31, 1999 were $273.5 million or 19.5% of OPL's 1999 revenues, a reduction from 29.4% in 1998.

On August 9, 1999, a judge of the United States Tax Court issued an opinion in United Parcel Service of America, Inc. v. Commissioner of Internal Revenue. OPL is not a party to the case and is not directly affected by this decision. However, the opinion concerns the taxation of premiums paid for shipper's risk insurance and that shipper's risk insurance is reinsured by OPL. On August 31, 1999, the primary insurer notified the Company that UPS intended to provide shipper's risk reinsurance for its customers through a UPS subsidiary effective October 1, 1999. This means that OPL will not provide shipper's risk reinsurance in the future.

OPL's reinsurance business has also included reinsurance of workers' compensation insurance issued by another unaffiliated United States-based insurance company covering risks of a UPS subsidiary in the State of California.

Two members of OPL's Board of Directors served as officers of UPS during 1999. Mr. Robert J. Clanin has served as Vice President, Treasurer and Chief Financial Officer of UPS since 1994 and Mr. Joseph M. Pyne serves as Senior Vice President
- Corporate Marketing of UPS. As such these individuals had an interest in transactions occurring between the Company and UPS in 1999. In considering which risks related to UPS's business to reinsure, directors of OPL who are also officers and shareowners of UPS must consider the impact of their business decisions on each of the two companies. Although prevailing market conditions are among the factors considered by them in making such decisions, there can be no assurance that transactions relating to the two companies will be on the most favorable terms that could be obtained by either party in the open market. OPL does not have any formal conflict resolution procedures.

OPL's business includes leasing certain real estate property to subsidiaries of UPS through OCC. OCC is a wholly owned subsidiary of OPL and OPL has guaranteed OCC's performance of the leasing arrangements described below. In December 1989, OCC acquired from UPS the Ramapo Ridge facility. Beginning in July 1990, the Facility was leased to UPS for an initial term ending in 2019. UPS uses the Facility as a data processing, telecommunications and operations center. Lease payments have fixed and variable components. The fixed component provides for aggregate lease payments of approximately $216 million over the initial term of the lease. The variable component of the lease payments is based on the number of customer accounts maintained by UPS.

OCC has irrevocably assigned the right to receive the fixed component of rentals on the Facility lease to its subsidiary, OPL Funding Corp. (OPL Funding), a Delaware corporation. OPL Funding pledged its interest in these payments to secure bonds issued to finance the acquisition of the leased assets. UPS's obligation to pay the fixed rentals to OPL Funding is absolute and unconditional during the initial term of each lease, and continues after an early lease termination unless UPS pays to OPL Funding an amount sufficient to defease the
remaining interest payments on the bonds.   In the event that OCC fails to pay
certain income taxes, UPS is obligated to pay additional rentals to provide for
such taxes.   OCC is required to reimburse UPS the amount of any such
termination or tax payments.

At the conclusion of the lease, UPS may purchase the Facility at fair market value. UPS has an option to purchase the land on which the Facility is located, but not the buildings, from OCC in 2050 for approximately $63.7 million, subject to certain adjustments for increases in the fair market value of the land. In 1999 OCC received rental payments of approximately $17.3 million in the aggregate from UPS pursuant to the lease described above.

Other Transactions
------------------

Subsequent to his retirement, Mr. Leopold A. Schmidt provided reinsurance consulting services to OPL from June 1999 to December 1999.

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

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

     (a)  1.  Financial Statements.
              - See Index to Financial Statements and Financial Statement Schedules at page F-1

          2.  Financial Statement Schedules.
              - See Index to Financial Statements and Financial Statement Schedules at page F-1

          3.  List of Exhibits.
              - See Exhibit Index at page E-1

     (b)  Reports on Form 8-K.
          - No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES


Item 8.        Financial Statements                                                    Page Number
-------        --------------------                                                    -----------
               Independent Auditors' Report                                               F - 2

               Consolidated Balance Sheets as of December 31, 1999 and 1998               F - 3

               Consolidated Statements of Income for the years ended                      F - 4
               December 31, 1999,1998, and 1997

               Consolidated Statements of Members' Equity for the years ended             F - 5
               December 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the years ended                  F - 6
               December 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements for the years ended             F - 7
               December 31, 1999, 1998 and 1997                                            to
                                                                                          F - 17

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, members' equity, and cash flows for each of the years in the 3 year-period ended December 31, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE

Hamilton, Bermuda
January 11, 2000,
 except for Note 13,
 as to which
 the effective date
 is February 4, 2000.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
December 31, 1999 and 1998
(In thousands, except share and per share amounts)
==================================================================================================================

                                                                                              1999         1998
                                                                                           -----------  -----------
ASSETS:
Investments:
  Trading, at fair value-
     Fixed income securities (amortized cost 1999-$559,416, 1998-$508,801)                 $  512,148   $  536,017
     Equity securities (cost 1999-$1,223,954, 1998-$1,353,321)                              1,737,498    1,657,751
  Restricted investments, held-to-maturity, at amortized cost
     (fair value 1999-$254,619, 1998-$292,236)                                                242,931      244,821
------------------------------------------------------------------------------------------------------------------
                                                                                            2,492,577    2,438,589
Cash and cash equivalents                                                                     450,336      170,855
Receivables                                                                                   711,495      500,710
Deferred acquisition costs                                                                     87,146       79,450
Real estate and leasing:
     Operating leases with UPS                                                                 98,847      101,340
     Finance leases                                                                            45,400       46,779
     Hotel                                                                                    159,403      164,601
     Office buildings                                                                         790,864      810,033
Other assets:
     Goodwill                                                                                  19,748       22,242
     Other                                                                                     59,466       33,744
------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $4,915,282   $4,368,343
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                           $  972,201   $  468,326
Unearned premiums                                                                             376,745      352,392
Reinsurance balances payable                                                                   43,466       28,293
Accounts payable and other accruals                                                            48,632       55,403
Deferred income taxes                                                                          16,542       18,565
Long-term debt                                                                                866,144      875,684
Minority interest                                                                              44,169       45,011
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          $2,367,899   $1,843,674
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                      --           --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued            --           --
Common Stock, par value, $0.10 per share; authorized 900 million shares; issued and
  outstanding, 127.5 million shares                                                            12,750       12,750
Contributed surplus                                                                            39,991       39,757
Retained earnings                                                                           2,556,774    2,476,865
Treasury stock (1999 - 3,108,585 shares, 1998 - 276,662 shares), at cost                      (62,132)      (4,703)
------------------------------------------------------------------------------------------------------------------
Total members' equity                                                                       2,547,383    2,524,669
------------------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                                      $4,915,282   $4,368,343
------------------------------------------------------------------------------------------------------------------
Net book value per share                                                                   $    20.48   $    19.84
------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
------------------------------------------------------------------------------------------------
Consolidated Statements of Income
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except per share amounts)
================================================================================================

                                                                1999         1998         1997
                                                                ----         ----         ----
Revenues:
  Gross reinsurance premiums written                        $  845,023   $  923,623   $  720,535
  Reinsurance premiums ceded                                   (25,340)     (14,628)        (451)
------------------------------------------------------------------------------------------------
  Net reinsurance premiums written                             819,683      908,995      720,084
  Change in unearned premiums                                  (11,974)    (162,077)     (81,013)
------------------------------------------------------------------------------------------------
  Reinsurance premiums earned                                  807,709      746,918      639,071
  Commission income                                              5,574        6,090          495
  Operating leases with UPS                                     17,932       27,079       42,233
  Finance leases                                                 3,778        3,901        3,991
  Hotel                                                        101,208       93,886       91,361
  Office buildings                                             150,218      130,209      110,995
  Gain on sale of aircraft                                          --       11,795           --
  Interest                                                      54,396       52,926       53,109
  Net holding gain on trading securities                       234,525      166,938      187,139
  Amortization of fixed income securities                       14,657        9,215        4,887
  Dividends                                                     11,355       16,132        2,296
------------------------------------------------------------------------------------------------
                                                             1,401,352    1,265,089    1,135,577
------------------------------------------------------------------------------------------------

Expenses:
  Reinsurance losses and loss expenses                         759,231      404,328      331,879
  Reinsurance commissions, taxes and other                     120,256      100,332       73,884
  Depreciation expense                                          36,446       35,392       32,596
  Real estate and leasing operating expenses                   145,388      136,604      126,804
  Interest expense                                              71,533       65,632       62,442
  Minority interest in earnings                                  3,029        2,822        1,321
  Investment expenses                                            6,197        4,762        4,134
  Amortization of goodwill                                       2,550        2,513          209
  Other operating expenses                                      12,795       13,498        8,383
------------------------------------------------------------------------------------------------
                                                             1,157,425      765,883      641,652
------------------------------------------------------------------------------------------------
Income before income taxes                                     243,927      499,206      493,925
------------------------------------------------------------------------------------------------
Income taxes - current                                         (13,155)     (56,822)          --
             - deferred                                          2,023       45,913      (16,810)
------------------------------------------------------------------------------------------------
                                                               (11,132)     (10,909)     (16,810)
------------------------------------------------------------------------------------------------
Net income                                                  $  232,795   $  488,297   $  477,115
------------------------------------------------------------------------------------------------

Basic and diluted net income per share                      $     1.85   $     3.87   $     3.64
------------------------------------------------------------------------------------------------
Weighted average number of shares
    outstanding                                                125,882      126,014      131,000
------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Members' Equity
Years Ended December 31, 1999, 1998 and 1997
(In thousands, except per share amounts)
=============================================================================================================================


                                                                        Treasury Stock                                   Total
                                    Preference    Common Stock          --------------      Contributed   Retained      Members'
                                      Stock     Shares    Amount      Shares     Amount       Surplus     Earnings      Equity
                                    -----------------------------------------------------------------------------------------------
Balance, January 1, 1997            $  --       135,000   $13,500        --    $     --        $25,331      $1,883,966  $1,922,797

Net income                             --            --        --        --          --             --         477,115     477,115

Dividends paid ($0.90 per share)       --            --        --        --          --             --        (117,101)   (117,101)

Gain on issuance of Common
   Stock held for stock plans          --            --        --        --          --          1,311              --       1,311

Retirement of Common Stock             --        (4,000)     (400)       --          --             --         (56,560)    (56,960)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997          $  --       131,000   $13,100        --    $     --        $26,642      $2,187,420  $2,227,162

Net income                             --            --        --        --          --             --         488,297     488,297

Dividends paid ($1.04 per share)       --            --        --        --          --             --        (131,252)   (131,252)

Transfer of Common Stock held
   for stock plans                     --            --        --    (1,746)    (24,859)            --              --     (24,859)

Purchase of treasury stock             --            --        --    (7,452)   (126,682)            --              --    (126,682)

Sale of treasury stock                 --            --        --     5,421      87,338          4,665              --      92,003

Issuance of Common Stock               --           500        50      (500)     (8,500)         8,450              --          --

Retirement of treasury stock           --        (4,000)     (400)    4,000      68,000             --         (67,600)         --
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998          $  --       127,500   $12,750      (277)   $ (4,703)       $39,757      $2,476,865  $2,524,669

Net income                             --            --        --        --          --             --         232,795     232,795

Dividends paid ($1.20 per share)       --            --        --        --          --             --        (152,886)   (152,886)

Purchase of treasury stock             --            --        --    (8,671)   (172,443)            --              --    (172,443)

Sale of treasury stock                 --            --        --     5,839     115,014            234              --     115,248

Balance, December 31, 1999          $  --       127,500   $12,750    (3,109)  $ (62,132)       $39,991      $2,556,774  $2,547,383
-----------------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997
(In thousands)
================================================================================

                                                              1999          1998          1997
                                                           -----------  ------------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                 $  232,795   $   488,297   $   477,115
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                        (2,023)      (45,913)       16,810
  Depreciation expense                                         36,446        35,392        32,596
  Minority interest in earnings                                 3,029         2,822         1,321
  Net holding gain on trading securities                     (234,525)     (166,938)     (187,139)
  Amortization of fixed income securities                     (14,657)       (9,215)       (4,887)
  Gain on sale of Boeing 757 aircraft                              --       (11,795)           --
  Other                                                         4,405         3,703         1,429
Changes in assets and liabilities:
  Receivables                                                (210,785)     (266,750)     (112,801)
  Deferred acquisition costs                                   (7,696)      (31,749)      (20,597)
  Other assets                                                (25,722)       (8,666)       (4,267)
  Accrued losses and loss expenses                            503,875       129,901        73,259
  Unearned premiums                                            24,353       166,967        81,013
  Reinsurance balances payable                                 15,173        20,938         7,355
  Accounts payable and other accruals                          (6,771)       14,533       (59,166)
Proceeds from sale of trading investments                   1,085,097     1,733,510     1,635,416
Purchase of trading investments                              (905,741)   (1,988,370)   (1,780,944)
-------------------------------------------------------------------------------------------------

Net cash flow provided by operating activities                497,253        66,667       156,513
-------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from maturity of restricted investments               16,946            --            --
Purchase of restricted investments                             (1,108)     (185,739)           --
Proceeds on sale of Boeing 757 aircraft                            --       202,220            --
Acquisition of office building                                     --      (199,308)           --
Acquisition of business, net of cash                               --            --       (24,756)
Additions to real estate and leasing assets                   (10,062)      (15,973)      (25,061)
-------------------------------------------------------------------------------------------------

Net cash flow provided (used) by investing activities           5,776      (198,800)      (49,817)
-------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of Common Stock                                          --            --       (93,590)
Proceeds from sale of Common Stock held for stock plans            --            --        20,026
Purchases of treasury stock                                  (172,443)     (126,682)           --
Proceeds from sale of treasury stock                          115,248        92,003            --
Repayment of debt                                              (9,596)       (7,788)     (215,318)
Borrowings                                                         --       125,000       260,000
Distributions to minority interest                             (3,871)       (3,349)           --
Dividends paid                                               (152,886)     (131,252)     (117,101)
-------------------------------------------------------------------------------------------------

Net cash flow used by financing activities                   (223,548)      (52,068)     (145,983)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          279,481      (184,201)      (39,287)
Cash and cash equivalents:
Beginning of year                                             170,855       355,056       394,343
-------------------------------------------------------------------------------------------------
End of year                                                $  450,336   $   170,855   $   355,056
-------------------------------------------------------------------------------------------------

Amounts paid for:
U.S. income taxes                                          $   10,527   $    61,928   $       814
-------------------------------------------------------------------------------------------------
Interest                                                   $   72,258   $    58,572   $    63,661
-------------------------------------------------------------------------------------------------


                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

1.  ORGANIZATION
    ------------

The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and life reinsurance business and in the real estate and leasing business.

OPL's largest program related to the reinsurance of customer packages shipped by United Parcel Service of America Inc. (UPS). The shipper's risk program was cancelled effective October 1, 1999. The program generated premium revenues of $273.5 million, $371.8 million and $366.7 million in 1999, 1998 and 1997 respectively, contributing $213.5 million, $241.8 million and $225.2 million to net income in each of those years.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company.

Intercompany balances and transactions have been eliminated in consolidation.

A statement of comprehensive income is not included as OPL's net income equals comprehensive income.

Premiums written and ceded are recorded based on estimates of ultimate amounts at inception of the contract. Such estimates are continuously reviewed with adjustments, if any, recorded in the period in which they are determined. Premiums written and ceded are recognized as earned on a pro-rata basis over the period the coverage is provided. Unearned premiums and acquisition costs, primarily commissions and taxes, applicable to the unexpired periods of the policies in force, are deferred. The deferral of acquisition expenses is limited to its realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned and to the future anticipated investment income related to such premiums. Any resulting premium deficiency is recorded as part of accrued losses and loss expenses.

Losses and loss expenses include outstanding losses, as reported by the ceding companies, and a provision for losses incurred but not reported which is based on estimates of the ultimate liability for losses. Although OPL believes this provision is adequate, actual losses may vary from such estimates. Any such variances will be recorded in periods in which they become known. The Company recognizes reinsurance recoveries when the associated loss is incurred.

All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Trading securities are carried at fair value with any unrealized gains and losses included in net income. The cost of securities sold is calculated using the specific identification method. Held-to-maturity investments are carried at amortized cost as OPL has the ability and intent to hold such investments to maturity. Non-U.S. dollar securities are translated into U.S. dollars at year end rates.

Estimated fair value of investments is based on market quotations. The estimated fair value of long-term debt is based on the net present value of future contractual cash flows, using current interest rates offered for similar debt with similar maturities. The carrying values of other financial instruments approximate their fair values due to the short-term nature of the balances.

Debt issuance expenses, included in other assets, and original issue discounts are amortized over the term of the related debt. Goodwill arising from the 1997 acquisition of a managing general agent is being amortized on a straight-line basis over 10 years.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
    ------------------------------------------

OPL has the right of first refusal and the right to purchase its shares in certain circumstances. Effective January 1, 1998, the Company adopted the recommendations of EITF 97-14 on a prospective basis and records treasury stock at cost as a reduction of members' equity.

Net book value per share is based on 124.4 million shares outstanding (net of treasury) at December 31, 1999 and 127.2 million shares at December 31, 1998. Net income per share is computed based on weighted average shares outstanding of
125.9 million in 1999, 126.0 million in 1998 and 131.0 million in 1997.

Real estate and leasing activities include finance leases, operating leases with UPS and the operation of a hotel and five office buildings. Income from finance leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income from operating leases is recognized as rentals and becomes receivable according to the provisions of the leases. The hotel air rights lease is prepaid through the year 2077 (the expiration date of the lease) and is amortized under the straight-line method over the life of the lease. Equipment under operating leases, the hotel and the office buildings are recorded at cost less accumulated depreciation, which is provided under the straight-line method over the estimated useful lives as follows:

Operating Leases with UPS
-------------------------
Facility                                                 40 years
Aircraft                                                 35 years

Hotel
-----
Building and improvements                                40 years
Furniture, fixtures and equipment                        10 years

Office Buildings
----------------
Building and improvements                                40 years
Furniture, fixtures and equipment                         7 years
Tenant improvements                                    Lease term

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and is not expected to have a material impact on the Company's financial position or results of operations.

In October 1998 the American Institute of Certified Public Accountants issued Statement of Position, 98-7 "Deposit Accounting" which is effective for financial statements with fiscal years beginning after June 15, 1999. The Company does not expect that this standard will have a material impact on the Company's financial position or results of operations.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

3.  TAXES (continued)
    -----

The United States Internal Revenue Service (IRS) previously asserted that the Company was subject to U.S. taxation in the amount of approximately $53 million for its 1984 taxable year and $240 million for its 1985 through 1987 taxable years, plus additions to tax and interest for those years. On February 13, 1998, the IRS indicated that it no longer intended to pursue its position against the Company for 1984. On January 4, 1999, the IRS indicated that it no longer intended to pursue its position against the Company for 1985 through 1987.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to the Company's 1988 through 1990 taxable years in which it asserted that the Company is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, the Company filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to the Company's Petition. The IRS has also asserted that the Company is subject to U.S. taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. The Company has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest proposed assessments or any future assessments.

The components of income tax expense (benefit) related to earnings for those subsidiaries engaged in business in the United States, as indicated above, were as follows:

(In thousands)                           1999      1998       1997
-----------------------------------------------  ---------  -------
Current:
  Federal                              $10,639   $ 50,837   $    --
  State                                  2,516      5,985        --
-------------------------------------------------------------------
                                        13,155     56,822        --
-------------------------------------------------------------------
Deferred:
  Federal                               (1,634)   (40,842)   14,679
  State                                   (389)    (5,071)    2,131
-------------------------------------------------------------------
                                        (2,023)   (45,913)   16,810
-------------------------------------------------------------------
                                       $11,132   $ 10,909   $16,810
-------------------------------------------------------------------

The income tax rate on earnings differed from the U.S. Federal statutory rate as follows:

                                                        1999       1998      1997
---------------------------------------------------------------------------------
U.S. Federal statutory rate                             35.0%      35.0%     35.0%
Bermuda operations not subject to U.S. taxation        (31.3)     (33.0)    (32.0)
State taxes                                              0.9        0.2       0.4
---------------------------------------------------------------------------------
Effective tax rate                                       4.6%       2.2%      3.4%
---------------------------------------------------------------------------------

The subsidiaries engaged in business in the United States had net operating loss carryovers and alternative minimum tax credits of approximately $93.5 million and $1.1 million, respectively, at December 31, 1997. These carryovers and credits were fully utilized in the year ended December 31, 1998.

 OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
 Notes to Consolidated Financial Statements
 Years Ended December 31, 1999, 1998 and 1997
================================================================================

3.  TAXES (continued)
    -----

The components of deferred income taxes as of December 31, 1999 and 1998 are as follows:

(In thousands)                                           1999        1998
-------------------------------------------------------------------------
Expenses not currently deductible                       3,173         591
-------------------------------------------------------------------------
Total deferred tax assets                               3,173         591
-------------------------------------------------------------------------
Excess of tax over book depreciation                    9,776       6,871
Unrealized holding gain on securities                   7,106       9,038
Other                                                   2,833       3,247
-------------------------------------------------------------------------
Total deferred tax liabilities                         19,715      19,156
-------------------------------------------------------------------------
Deferred income taxes                                 $16,542    $ 18,565
-------------------------------------------------------------------------

4.  INVESTMENTS
    -----------

Investments consist of:

(In thousands)                                           1999        1998
-----------------------------------------------------------------------------
Trading, at fair value                               $2,249,646   $2,193,768
-----------------------------------------------------------------------------
Held-to-maturity, at amortized cost                     242,931      244,821
-----------------------------------------------------------------------------
                                                     $2,492,577   $2,438,589
-----------------------------------------------------------------------------

Amortized cost and fair value of investments in trading securities are as follows:

---------------------------------------------------------------------------------------
(In thousands)                                  UNREALIZED    UNREALIZED
December 31, 1999:             AMORTIZED COST        GAINS        LOSSES     FAIR VALUE
---------------------------------------------------------------------------------------

Fixed income:
  U.S. government bonds            $  142,022     $     --      $ (8,377)    $  133,645
  Foreign government bonds            378,367        1,123       (38,830)       340,660
  Corporate and other bonds            39,027           --        (1,184)        37,843
---------------------------------------------------------------------------------------
                                      559,416        1,123       (48,391)       512,148
---------------------------------------------------------------------------------------
Equities:
  U.S. equities                       589,759      428,230       (15,644)     1,002,345
  Emerging markets                    185,454       65,418       (13,890)       236,982
  Strategic income mutual fund        399,440       36,040            --        435,480
  Real estate investment trust
    certificates                       49,301       18,017        (4,627)        62,691
---------------------------------------------------------------------------------------
                                    1,223,954      547,705       (34,161)     1,737,498
---------------------------------------------------------------------------------------
                                   $1,783,370     $548,828      $(82,552)    $2,249,646
---------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

4. INVESTMENTS (continued)
   -----------


--------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                                                 UNREALIZED          UNREALIZED
December 31, 1998:                                      AMORTIZED COST              GAINS              LOSSES         FAIR VALUE
--------------------------------------------------------------------------------------------------------------------------------
Fixed income:
  U.S. government bonds                                     $  203,926           $  5,581           $   (280)         $  209,227
  Foreign government bonds                                     255,032             18,885               (963)            272,954
  Corporate and other bonds                                     49,843              4,001                 (8)             53,836
--------------------------------------------------------------------------------------------------------------------------------
                                                               508,801             28,467             (1,251)            536,017
--------------------------------------------------------------------------------------------------------------------------------
Equities:
  U.S. equities                                                627,020            346,231             (8,532)            964,719
  Emerging markets                                             277,560             11,131            (73,493)            215,198
  Strategic income mutual fund                                 399,440              6,640                 --             406,080
  Real estate investment trust
    certificates                                                49,301             22,848               (395)             71,754
--------------------------------------------------------------------------------------------------------------------------------
                                                             1,353,321            386,850            (82,420)          1,657,751
--------------------------------------------------------------------------------------------------------------------------------
                                                            $1,862,122           $415,317           $(83,671)         $2,193,768
--------------------------------------------------------------------------------------------------------------------------------

A portion of the equity portfolio is invested in a strategic income mutual fund listed on the Irish and Cayman Islands Stock Exchanges. The underlying securities of the fund include U.S. high yield bonds, convertible securities and floating rate loans with an average credit quality of BBB.

Included in net holding gain on trading securities of $234.5 million, $166.9 million and $187.1 million in 1999, 1998 and 1997, were $135.1 million, $116.7 million and $69.4 million of unrealized holding gains, respectively.

Held-to-maturity securities, which are comprised of zero coupon U.S. treasury notes and bonds, are carried at amortized cost and have an estimated fair value of $254.6 million as of December 31, 1999 and $292.2 million as of December 31, 1998. Gross unrealized holding gains and losses at December 31, 1999 and 1998 were $20.9 million and $9.2 million and $47.4 million and $nil respectively. The investments are held as substitute collateral for the interest obligation associated with the Series A Bonds and the principal associated with the Series A and B Bonds issued in connection with the original acquisition of the Boeing 757 aircraft and the data processing facility. The Series A obligation was previously collateralized by the fixed minimum rentals on the lease of the aircraft sold in 1998 (see Note 6).

The amortized cost and estimated fair value of held-to-maturity securities, by contractual maturities, are as follows:

                                                          1999                                  1998
---------------------------------------------------------------------------------------------------------------------
                                                   AMORTIZED                             AMORTIZED
(In thousands)                                          COST        FAIR VALUE                COST         FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
Within 1 year                                       $ 19,602          $ 19,550            $ 19,884           $ 19,971
After 1 year through 5 years                          83,466            80,968              82,891             84,932
After 5 years through 10 years                        52,608            48,057              52,752             55,894
After 10 years                                        87,255           106,044              89,294            131,439
---------------------------------------------------------------------------------------------------------------------
                                                    $242,931          $254,619            $244,821           $292,236
---------------------------------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

4. INVESTMENTS (continued)
   -----------

The components of investment income were as follows:

(In thousands)                                                          1999                 1998                 1997
----------------------------------------------------------------------------------------------------------------------
U.S. equities                                                       $196,488             $209,172             $192,576
Emerging markets                                                     116,983              (57,127)             (20,910)
Fixed income                                                         (55,843)              83,561               49,363
Real estate investment trust certificates                             (5,342)             (12,641)              15,208
Strategic income mutual fund                                          31,863                6,495                   --
Other                                                                 30,784               15,751               11,194
Expenses                                                              (6,197)              (4,762)              (4,134)
----------------------------------------------------------------------------------------------------------------------
                                                                    $308,736             $240,449             $243,297
----------------------------------------------------------------------------------------------------------------------

The components of realized gains (losses) were as follows:

(In thousands)                                                          1999                 1998                 1997
-----------------------------------------------------------------------------------------------------------------------
U.S. equities                                                       $112,918             $ 65,458             $ 89,769
Emerging markets                                                      (1,245)             (25,833)              21,892
Fixed income                                                         (12,239)               8,735                2,709
Real estate investment trust certificates                                 --                   --                2,651
Other                                                                      3                1,848                  674
----------------------------------------------------------------------------------------------------------------------
                                                                    $ 99,437             $ 50,208             $117,695
----------------------------------------------------------------------------------------------------------------------

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

Fair value of financial instruments is as follows:

                                                          1999                                  1998
---------------------------------------------------------------------------------------------------------------------
                                                    CARRYING                              CARRYING
(In thousands)                                         VALUE        FAIR VALUE               VALUE         FAIR VALUE
---------------------------------------------------------------------------------------------------------------------
Investments (Note 4)                              $2,492,577        $2,504,265          $2,438,589         $2,486,004
---------------------------------------------------------------------------------------------------------------------
Long-term debt  (Note 8)                          $  866,144        $  908,048          $  875,684         $  989,492
---------------------------------------------------------------------------------------------------------------------

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

6. REAL ESTATE AND LEASING (continued)
   -----------------------

Real estate and leasing assets consist of the following:

(In thousands)                                                          1999                   1998
---------------------------------------------------------------------------------------------------
Operating Leases with UPS:
  Data processing facility                                        $  118,125             $  118,125
---------------------------------------------------------------------------------------------------
                                                                     118,125                118,125
  Accumulated depreciation                                           (19,278)               (16,785)
---------------------------------------------------------------------------------------------------
                                                                      98,847                101,340
---------------------------------------------------------------------------------------------------
Finance leases:
  Lease rents receivable                                              88,232                 93,384
  Estimated residual value                                             6,744                  6,744
  Unearned and deferred income                                       (49,576)               (53,349)
---------------------------------------------------------------------------------------------------
                                                                      45,400                 46,779
---------------------------------------------------------------------------------------------------
Hotel:
  Building and improvements                                          152,076                152,076
  Furniture, fixtures and equipment                                   22,179                 21,329
  Air rights, leasehold interest                                      18,128                 18,128
 --------------------------------------------------------------------------------------------------
                                                                     192,383                191,533
  Accumulated depreciation                                           (32,980)               (26,932)
---------------------------------------------------------------------------------------------------
                                                                     159,403                164,601
---------------------------------------------------------------------------------------------------
Office buildings:
  Building and improvements                                          769,861                769,239
  Furniture, fixtures and equipment                                    4,047                  3,797
  Tenant improvements                                                 55,809                 47,496
  Land                                                                34,328                 34,328
 --------------------------------------------------------------------------------------------------
                                                                     864,045                854,860
  Accumulated depreciation                                           (73,181)               (44,827)
 --------------------------------------------------------------------------------------------------
                                                                     790,864                810,033
---------------------------------------------------------------------------------------------------
  Total                                                           $1,094,514             $1,122,753
---------------------------------------------------------------------------------------------------

The operating lease agreements require fixed annual minimum rentals and variable additional rentals based upon usage for certain of the leases. Variable additional rentals in 1999, 1998 and 1997 were $10.6 million, $9.8 million and $17.8 million, respectively. Total aggregate fixed minimum rentals are as follows:

                                        OPERATING         FINANCE          OFFICE
(In thousands)                             LEASES          LEASES       BUILDINGS            TOTAL
 --------------------------------------------------------------------------------------------------
2000                                     $  7,321         $ 5,157        $ 83,872         $ 96,350
2001                                        7,321           4,476          71,930           83,727
2002                                        7,321           4,248          63,495           75,064
2003                                        7,321           4,248          56,445           68,014
2004                                        7,321           4,248          46,151           57,720
After  2004                               109,809          65,855         102,805          278,469
--------------------------------------------------------------------------------------------------
                                         $146,414         $88,232        $424,698         $659,344
--------------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

7. ACCRUED LOSSES AND LOSS EXPENSES
   --------------------------------

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands)                                                           1999                  1998                  1997
-------------------------------------------------------------------------------------------------------------------------
Gross balance at January 1,                                         $ 468,326             $ 338,879             $ 265,166
  Less reinsurance recoverable                                         (6,435)                 (454)                   --
-------------------------------------------------------------------------------------------------------------------------
Net balance at January 1,                                             461,891               338,425               265,166
-------------------------------------------------------------------------------------------------------------------------
Incurred related to:
  Current year                                                        632,537               409,860               318,807
  Prior years                                                         126,694                (5,532)               13,072
-------------------------------------------------------------------------------------------------------------------------
Total incurred                                                        759,231               404,328               331,879
-------------------------------------------------------------------------------------------------------------------------
Paid related to:
  Current year                                                       (110,366)             (134,613)             (120,788)
  Prior years                                                        (146,565)             (139,219)             (130,802)
-------------------------------------------------------------------------------------------------------------------------
Total paid                                                           (256,931)             (273,832)             (251,590)
Amortization of life and annuity reserve - net                         (7,030)               (7,030)               (7,030)
-------------------------------------------------------------------------------------------------------------------------
Net balance at December 31,                                           957,161               461,891               338,425
  Plus reinsurance recoverable                                         15,040                 6,435                   454
-------------------------------------------------------------------------------------------------------------------------
Gross balance at December 31,                                       $ 972,201             $ 468,326             $ 338,879
-------------------------------------------------------------------------------------------------------------------------

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $126.7 million in 1999 primarily due to higher than anticipated losses on two programs in the marine and workers' compensation lines of business.

Losses recoverable from reinsurers of $15.0 million and $6.4 million at December 31, 1999 and 1998, respectively are included in receivables in the consolidated balance sheets. Losses incurred are net of $9.0 million, $6.0 million and $0.5 million of recoveries for the years ended December 31, 1999, 1998 and 1997 respectively.

At December 31, 1999 and 1998, there were no amounts due from any individual reinsurer in excess of 10% of OPL's members' equity.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

8. LONG-TERM DEBT AND COMMITMENTS
   ------------------------------

OPL has issued or assumed certain debt obligations, collateralized by the related real estate and leasing assets, as follows:

(In thousands)                                                                  1999                      1998
---------------------------------------------------------------------------------------------------------------
Operating Leases:
9 7/8% Series A Bonds due 2012                                              $171,600                   $171,600
9 7/8% Series B Bonds due 2019                                                73,400                     73,400
---------------------------------------------------------------------------------------------------------------
                                                                             245,000                    245,000
Unamortized discount                                                            (844)                      (900)
---------------------------------------------------------------------------------------------------------------
                                                                             244,156                    244,100
---------------------------------------------------------------------------------------------------------------
Finance leases:
7.53% non-recourse note through 2008                                          21,501                     23,233
8.10% non-recourse note through 2011                                          10,070                     10,070
---------------------------------------------------------------------------------------------------------------
                                                                              31,571                     33,303
---------------------------------------------------------------------------------------------------------------
Hotel:
8.39% non-recourse note due through 2006                                     103,139                    105,357
---------------------------------------------------------------------------------------------------------------
Office buildings:
6.90% non-recourse note due through 2011                                     123,817                    125,000
7.246% non-recourse note due through 2005                                     32,694                     33,335
7.44% non-recourse note due through 2007                                     190,537                    192,544
7.57% non-recourse note due through 2012                                      62,851                     63,851
7.80% non-recourse note due through 2006                                      77,379                     78,194
---------------------------------------------------------------------------------------------------------------
                                                                             487,278                    492,924
---------------------------------------------------------------------------------------------------------------
                                                                            $866,144                   $875,684
---------------------------------------------------------------------------------------------------------------

Principal payments under debt obligations are as follows: (In thousands)

2000                                 $  10,466
2001                                    11,294
2002                                    12,188
2003                                    13,152
2004                                    13,236
After 2004                             806,652
----------------------------------------------
                                       866,988
Unamortized discount                      (844)
----------------------------------------------
                                     $ 866,144
----------------------------------------------

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

In the normal course of reinsurance business, OPL's brokers have issued letters of credit totaling $635.3 million and $388.8 million as of December 31, 1999 and 1998, respectively, to collateralize the company's accrued losses and unearned premium obligations to certain reinsureds.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

9. BUSINESS SEGMENTS
   -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and has underwritten shipper's risk, accident & health, automobile, aviation, marine, property and workers' compensation reinsurance. Real estate and leasing activities are owned and managed through subsidiaries of Overseas Partners Capital Corp., a wholly owned subsidiary of OPL. There were no intersegment revenues earned for the years ended December 31, 1999, 1998 and 1997. Intersegment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 1999, 1998 and 1997.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are primarily used to collateralize long-term debt issued in connection with the purchase of real estate properties, operating leases and finance leases. Summary financial information about the Company's segments is presented in the following table.

(In thousands)                                                          1999                 1998                  1997
-----------------------------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                                 $  807,709           $  746,918            $  639,071
  Commission income                                                    5,574                6,090                   495
  Investment income                                                  302,143              243,998               226,317
-----------------------------------------------------------------------------------------------------------------------
                                                                   1,115,426              997,006               865,883
-----------------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                                            273,136              255,075               248,580
  Gain on sale of Boeing 757 aircraft                                     --               11,795                    --
  Investment income                                                   12,790                1,213                21,114
-----------------------------------------------------------------------------------------------------------------------
                                                                     285,926              268,083               269,694
-----------------------------------------------------------------------------------------------------------------------
Consolidated                                                      $1,401,352           $1,265,089            $1,135,577
-----------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES
Reinsurance                                                       $  229,742           $  487,584            $  455,986
Real estate and leasing                                               29,530               27,633                46,531
Other operating expenses                                             (15,345)             (16,011)               (8,592)
-----------------------------------------------------------------------------------------------------------------------
Consolidated                                                      $  243,927           $  499,206            $  493,925
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Reinsurance
  Cash and investments                                            $2,581,509           $2,287,605            $1,944,385
  Other                                                              808,127              572,966               304,660
-----------------------------------------------------------------------------------------------------------------------
                                                                   3,389,636            2,860,571             2,249,045
-----------------------------------------------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                                               383,016              336,110               253,224
  Other                                                            1,142,630            1,171,662             1,165,400
-----------------------------------------------------------------------------------------------------------------------
                                                                   1,525,646            1,507,772             1,418,624
-----------------------------------------------------------------------------------------------------------------------
Consolidated                                                      $4,915,282           $4,368,343            $3,667,669
-----------------------------------------------------------------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 1999, 1998 and 1997
================================================================================

9.  BUSINESS SEGMENTS (continued)
    -----------------

Greater than 80% of the Company's revenues for 1999, 1998 and 1997 were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. For 1999, 1998 and 1997, all of the Company's long-lived assets were located in the United States.

Earned premiums on shipper's risk reinsurance were $273.5 million, $371.8 million and $366.7 million in 1999, 1998 and 1997, respectively. OPL earned premiums of $48.3 million, $50.6 million and $67.6 million in 1999, 1998 and 1997, respectively for the reinsurance of workers' compensation insurance for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes five Boeing 757 aircraft (sold in July 1998) and a data processing facility leased to UPS subsidiaries. Total rent from aircraft and facility leases was $17.9 million, $27.1 million and $42.2 million in 1999, 1998 and 1997, respectively.

10. THE BERMUDA INSURANCE REGULATIONS
    ---------------------------------

The Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its wholly-owned reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the years ended December 31, 1999 and 1998, OPL and each of its reinsurance subsidiaries met these requirements. The Company's ability to pay dividends to shareholders is not currently restricted by these requirements.

11. YEAR 2000
    ---------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred and the Company has not been affected by the Year 2000 issue to date, it is not possible to conclude that all aspects of the Year 2000 issue that may affect the Company, including those related to customers, suppliers, or other third parties, have been fully resolved. Also, it is not possible to determine how the Year 2000 Issue has impacted the Company's reinsurance business, in terms of potential increases in severity and / or frequency of future claims.

12. SUPPLEMENTARY INFORMATION
    -------------------------

Amortization of acquisition costs included in reinsurance commissions, taxes and other for 1999, 1998 and 1997 were $115.0 million, $95.9 million and $72.8 million, respectively. Underwriting expenses for 1999, 1998 and 1997 were $5.3 million, $4.4 million and $1.1 million, respectively.

13. CONTINGENCIES
    -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing "insurance" for coverage of loss or damage to goods shipped by UPS, but a recent opinion by the United States Tax Court found that the "insurance" program, as conducted by UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and the January 27, 2000 actions were removed to The United States District Court for the Southern District of Ohio, on December 16, 1999 and February 4, 2000, respectively. The Company will vigorously defend these actions and will seek dismissal of the actions, as to OPL, on various grounds, including, among others, lack of personal jurisdiction by the Court over OPL.

14. COMPARATIVE FIGURES
    -------------------

Certain of the 1998 and 1997 amounts have been reclassified to conform to the presentation adopted in 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Overseas Partners Ltd. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

                                           OVERSEAS PARTNERS LTD.

Date:  March 28, 2000                      By:  /s/ D. Scott Davis
                                           --------------------------------
                                           (D. Scott Davis)
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this Report below:

               Signature                                      Title                                    Date
-----------------------------------------------------------------------------------------------------------------------

                                                                                                  March 28, 2000
/s/ D. Scott Davis                                   Chief Executive Officer
---------------------------------------      (Principal Executive Officer) and Director
(D. Scott Davis)

/s/ Mary R. Hennessy                          President and Chief Operating Officer               March 28, 2000
---------------------------------------
(Mary R. Hennessy)


/s/ Mark R. Bridges                                Vice President and Treasurer                   March 28, 2000
---------------------------------------    (Principal Financial and Accounting Officer)
(Mark R. Bridges)

/s/ Robert J. Clanin                                         Director                             March 28, 2000
---------------------------------------
(Robert J. Clanin)

/s/ Joseph M. Pyne                                           Director                             March 28, 2000
---------------------------------------
(Joseph M. Pyne)

/s/ Cyril E. Rance                                           Director                             March 28, 2000
---------------------------------------
(Cyril E. Rance)

/s/ Edwin H. Reitman                                         Chairman                             March 28, 2000
---------------------------------------           of the Board of Directors and
(Edwin H. Reitman)                                           Director

/s/ Walter A. Scott                                          Director                             March 28, 2000
---------------------------------------
(Walter A. Scott)

/s/ Michael J. Molletta                  Vice President and Authorized Representative in          March 28, 2000
---------------------------------------                 the United States
(Michael J. Molletta)

                                    EXHIBITS
                                    --------

                                       TO

                             OVERSEAS PARTNERS LTD.


                              REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                 EXHIBIT INDEX
                                 -------------


(3)  Articles of Incorporation and Bye-Laws.

3(a)                    Certificate of Incorporation              Incorporated by Reference of Exhibit 3(a) of Registration
                                                                  Statement (on Form S-1), No. 2-95460.

3(b)                    Bye-Laws as amended and restated          Filed herewith (restated pursuant to Rule 102 (c) of
                                                                  Regulation S-T)

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

10(b)                   Series A Loan Agreement and Note         Incorporated by Reference to Exhibit 10(o) of OPL's
                        between OPL Funding and OPCC dated       Post-Effective Amendment No. 1 to Registration Statement
                        November 6, 1990.                        (on Form S-2) No. 33-30944

10(c)                   Security Agreement between OPL Funding   Incorporated by Reference to Exhibit 10(p) of OPL's Post
                        and OPCC dated November 6, 1990.         Effective Amendment No. 1 to Registration Statement (on
                                                                 Form S-2) No. 33-30944.

10(d)                   Series B Loan Agreement and Note         Incorporated by Reference to Exhibit 10(v) of OPL's
                        between OPL Funding and OPCC dated       Post-Effective Amendment No. 1 to Registration Statement
                        November 6, 1990                         (on Form S-2) No. 33-30944

10(e)                   Mortgage and Security Agreement          Incorporated by Reference to Exhibit 10(w) of OPL's
                        between OPL Funding and OPCC dated       Post-Effective Amendment No. 1 to Registration Statement
                        November 6, 1990.                        (on Form S-2) No. 33-30944.

10(f)                   Amended and Restated Trust Indenture     Incorporated by Reference to Exhibit 10(x) of OPL's
                        and Security Agreement among OPL         Post-Effective Amendment No. 1 to Registration Statement
                        Funding, Overseas Partners Credit,       (on Form S-2) No. 33-30944.
                        Inc. ("OPL Credit") and Continental
                        Bank N.A. as trustee, dated November
                        6, 1990.

10(g)                   Bond Purchase Agreement among OPL        Incorporated by Reference to Exhibit 10(y) of OPL's
                        Funding, UPS, OPL and Salomon Brothers   Post-Effective Amendment No. 1 to Registration Statement
                        Inc. dated November 6, 1990.             (on Form S-2) No. 33-30944.

10(h)                   Letter Agreement from OPL Funding, UPS   Incorporated by Reference to Exhibit 10(z) of OPL's
                        and OPL to each Purchaser of the Bonds   Post-Effective Amendment No. 1 to Registration Statement
                        dated November 9, 1990.                  (on Form S-2) No. 33-30944.

10(i)                   Indemnification Agreement among OPL,     Incorporated by Reference to Exhibit 10(aa) of OPL's
                        OPL Funding, OPCC and Continental Bank   Post-Effective Amendment No. 1 to Registration Statement
                        N.A., as Trustee, dated November 6,      (on Form S-2) No. 33-30944.
                        1990.

10(j)                   Agreement dated as of December 22,       Incorporated by Reference to Exhibit 99.1 of OPL's Current
                        1993, among Host Marriott Corporation,   Report on Form 8-K dated January 12, 1994.
                        Urban Investment and Development Co.
                        and OPCC.

10(k)                   Agreement dated as of December 31,       Incorporated by Reference to Exhibit 99.2 of OPL's Current
                        1993 between Mascester Company and OPCC  Report on Form 8-K dated January 12, 1994.

10(l)                   OPCC 1995 Stock Appreciation Rights      Incorporated by Reference to Exhibit 10(oo) of OPL's Annual
                        Plan.                                    Report on Form 10-K for the Year Ended December 31, 1994

10(m)                   Purchase and Sale Agreement between      Incorporated by Reference to Exhibit 10(pp) of OPL's Annual
                        OPCC and The Mutual Life Insurance       Report on Form 10-K for the Year Ended December 31, 1996
                        Company of New York dated August 9,
                        1996.

10(n)                   Promissory Note from Overseas Partners   Incorporated by Reference to Exhibit 10(tt) of OPL's Annual
                        (AFC), Inc. to The Mutual Life           Report on Form 10-K for the Year Ended December 31, 1996
                        Insurance Company of New York dated
                        October 23, 1996.

10(o)                   Deed to Secure Debt, Assignment of       Incorporated by Reference to Exhibit 10(uu) of OPL's Annual
                        Leases and Rents and Security            Report on Form 10-K for the Year Ended December 31, 1996
                        Agreement from Overseas Partners
                        (AFC), Inc. to The Mutual Life
                        Insurance Company of New York dated
                        October 23, 1996.

10(p)                   Reserve Account Agreement from           Incorporated by Reference to Exhibit 10(vv) of OPL's Annual
                        Overseas Partners (AFC), Inc. and The    Report on Form 10-K for the Year Ended December 31, 1996
                        Mutual Life Insurance Company of New
                        York dated October 23, 1996.

10(q)                   Side Letter Agreement Waiving Tax and    Incorporated by Reference to Exhibit 10(ww) of OPL's Annual
                        Insurance Deposits from The Mutual       Report on Form 10-K for the Year Ended December 31, 1996
                        Life Insurance Company of New York to
                        Overseas Partners (AFC), Inc. dated
                        October 23, 1996.


10(r)                   Side Letter Agreement Regarding Audit    Incorporated by Reference to Exhibit 10(xx) of OPL's Annual
                        Certification from The Mutual Life       Report on Form 10-K for the Year Ended December 31, 1996
                        Insurance Company of New York to
                        Overseas Partners (AFC), Inc. dated
                        October 23, 1996.

10(s)                   One Time Transfer Letter from The        Incorporated by Reference to Exhibit 10(yy) of OPL's Annual
                        Mutual Life Insurance Company of New     Report on Form 10-K for the Year Ended December 31, 1996
                        York to Overseas Partners (AFC), Inc.
                        dated October 23, 1996.

10(t)                   Guarantee of Payment Related to          Incorporated by Reference to Exhibit 10(zz) of OPL's Annual
                        Leasing between The Mutual Life          Report on Form 10-K for the Year Ended December 31, 1996
                        Insurance Company of New York to
                        Overseas Partners (AFC), Inc. dated
                        October 23, 1996.

10(u)                   Purchase and Sale Agreement between      Incorporated by Reference to Exhibit 10(aaa) of OPL's
                        OPCC and 333 Wacker Drive Limited        Annual Report on Form 10-K for the Year Ended December 31,
                        Partnership dated December 24, 1996.     1996

10(v)                   Purchase and Sale Agreement by and       Incorporated by Reference to Exhibit 10(eee) of OPL's
                        among JMB Realty Corporation, Carlyle    Annual Report on Form 10-K for the Year Ended December 31,
                        Real Estate Limited Partnership -        1996
                        XIII, Urban Investment and Development
                        Co. and OPCC dated December 31, 1996.

10(w)                   First Amendment to Purchase and Sale     Incorporated by Reference to Exhibit 10(fff) of OPL's
                        Agreement by and among JMB Realty        Annual Report on Form 10-K for the Year Ended December 31,
                        Corporation, Carlyle Real Estate         1996
                        Limited Partnership - XIII, Urban
                        Investment and Development Co. and
                        OPCC dated January 23, 1997.

10(x)                   Amended and Restated Limited Liability   Incorporated by Reference to Exhibit 10(mmm) of OPL's
                        Company Agreement of Copley Place        Annual Report on Form 10-K for the Year Ended December 31,
                        Associates, LLC dated January 23, 1997.  1996

10(y)                   Agreement of Merger between Copley       Incorporated by Reference to Exhibit 10(nnn) of OPL's
                        Place Associates and Copley Place        Annual Report on Form 10-K for the Year Ended December 31,
                        Associates, LLC dated January 23, 1997.  1996

10(z)                   Management Agreement by and between      Incorporated by Reference to Exhibit 10(ooo) of OPL's
                        Copley Place Associates, LLC and         Annual Report on Form 10-K for the Year Ended December 31,
                        Overseas Management, Inc. dated          1996
                        January 23, 1997.

10(aa)                  Management and Leasing Fee               Incorporated by Reference to Exhibit 10(ppp) of OPL's
                        Subordination Agreement by and among     Annual Report on Form 10-K for the Year Ended December 31,
                        Copley Place Associates, LLC, Copley     1996
                        Funding Corporation, Copley Financing
                        Corporation, The Aetna Casualty and
                        Surety Company and Overseas
                        Management, Inc. dated January 23,
                        1997.

10(bb)                  Agreement for Purchase of Consulting     Incorporated by Reference to Exhibit 10(qqq) of OPL's
                        and Other Services by and between        Annual Report on Form 10-K for the Year Ended December 31,
                        Overseas Management, Inc. and Urban      1996
                        Retail Property Co. dated January 23,
                        1997.

10(cc)                  Consulting Subordination Agreement by    Incorporated by Reference to Exhibit 10(rrr) of OPL's
                        and among Copley Place Associates,       Annual Report on Form 10-K for the Year Ended December 31,
                        LLC, Copley Funding Corporation,         1996
                        Copley Financing Corporation, The
                        Aetna Casualty and Surety Company and
                        Urban Retail Properties Co. dated
                        January 23, 1997.

10(dd)                  Class A Promissory Note from Copley      Incorporated by Reference to Exhibit 10(sss) of OPL's
                        Place Associates, LLC and Urban          Annual Report on Form 10-K for the Year Ended December 31,
                        Investment and Development Co. to the    1997
                        Metropolitan Life Insurance Company
                        dated July 30, 1997.

10(ee)                  Class B Promissory Note from Copley      Incorporated by Reference to Exhibit 10(ttt) of OPL's
                        Place Associates, LLC and Urban          Annual Report on Form 10-K for the Year Ended December 31,
                        Investment and Development Co. to the    1997
                        Metropolitan Life Insurance Company
                        dated July 30, 1997.

10(ff)                  Leasehold Mortgage, Security Agreement   Incorporated by Reference to Exhibit 10(uuu) of OPL's
                        and Fixture Financing Statement by       Annual Report on Form 10-K for the Year Ended December 31,
                        Copley Place Associates, LLC and Urban   1997
                        Investment and Development Co. to
                        Metropolitan Life Insurance Company
                        dated July 30, 1997.

10(gg)                  Assignment of Lessor's Interest in       Incorporated by Reference to Exhibit 10(vvv) of OPL's
                        Leases by Copley Place Associates, LLC   Annual Report on Form 10-K for the Year Ended December 31,
                        to Metropolitan Life Insurance Company   1997
                        dated July 30, 1997.

10(hh)                  Collateral Assignment and Security       Incorporated by Reference to Exhibit 10(www) of OPL's
                        Agreement in regard to Contracts,        Annual Report on Form 10-K for the Year Ended December 31,
                        Licenses, Permits, Agreements,           1997
                        Warranties and Approvals, to
                        Metropolitan Life Insurance Company
                        dated July 30, 1997.

10(ii)                  Guaranty Agreement made by Overseas      Incorporated by Reference to Exhibit 10(xxx) of OPL's
                        Partners Capital Corp. and JMB Realty    Annual Report on Form 10-K for the Year Ended December 31,
                        Corporation in favor of Metropolitan     1997
                        Life Insurance Company dated July 30,
                        1997.

10(jj)                  Second Amended and Restated Limited      Incorporated by Reference to Exhibit 10(yyy) of OPL's
                        Liability Company Agreement of Copley    Annual Report on Form 10-K for the Year Ended December 31,
                        Place Associates, LLC by Overseas        1997
                        Partners Capital Corp., JMB Realty
                        Corporation and Copley Place Corp.,
                        Inc. dated July 30, 1997.

10(kk)                  Notice of Direct Lease by Copley Place   Incorporated by Reference to Exhibit 10(zzz) of OPL's
                        Associates, LLC to Urban Investment      Annual Report on Form 10-K for the Year Ended December 31,
                        and Development Co. and Massachusetts    1997
                        Turnpike Authority dated July 30, 1997.

10(ll)                  Confirmation of Direct Lease and         Incorporated by Reference to Exhibit 10(aaaa) of OPL's
                        Leasehold Mortgage by Copley Place       Annual Report on Form 10-K for the Year Ended December 31,
                        Associates, LLC, Urban Investment and    1997
                        Development Co. and Metropolitan Life
                        Insurance Company dated July 30, 1997.

10(mm)                  Second Amendment to Amended and          Incorporated by Reference to Exhibit 10(bbbb) of OPL's
                        Restated Facility Lease Agreement        Annual Report on Form 10-K for the Year Ended December 31,
                        among Overseas Partners Leasing, Inc.,   1997
                        United Parcel Services General
                        Services Co. and United Parcel Service
                        of America, Inc. Affecting 340
                        MacArthur Boulevard.

10(nn)                  Mortgage, Security Agreement and         Incorporated by Reference to Exhibit 10(cccc) of OPL's
                        Fixture Filing by Overseas Partners      Annual Report on Form 10-K for the Year Ended December 31,
                        (333), Inc. and The Prudential           1997
                        Insurance Company of America, Inc.
                        dated August 27, 1997.

10(oo)                  Promissory Note from Overseas Partners   Incorporated by Reference to Exhibit 10(dddd) of OPL's
                        (333), Inc. to The Prudential            Annual Report on Form 10-K for the Year Ended December 31,
                        Insurance Company of America, Inc.       1997
                        dated August 28, 1997.

10(qq)                  Assignment of Agreements by Overseas     Incorporated by Reference to Exhibit 10(ffff) of OPL's
                        Partners (333), Inc. to The Prudential   Annual Report on Form 10-K for the Year Ended December 31,
                        Insurance Company of America, Inc.       1997
                        dated August 28, 1997.

10(rr)                  Assignment of Leases and Rents by and    Incorporated by Reference to Exhibit 10(gggg) of OPL's
                        from Overseas Partners (333), Inc. to    Annual Report on Form 10-K for the Year Ended December 31,
                        The Prudential Insurance Company of      1997
                        America, Inc. dated August 27, 1997.

10(ss)                  The Overseas Partners Ltd. and           Incorporated by Reference to Exhibit 10(hhhh) of OPL's
                        Subsidiaries Retirement Plan As          Annual Report on Form 10-K for the Year Ended December 31,
                        Amended and Restate Generally            1997
                        Effective January 1, 1997

10(tt)                  Agreement of General Partnership of      Incorporated by Reference to Exhibit 10(iiii) of OPL's
                        OPL Group Investment Partnership dated   Annual Report on Form 10-K for the Year Ended December 31,
                        as of December 1, 1997.                  1997

10(uu)                  Purchase and Sale Agreement by and       Incorporated by Reference to Exhibit 10(jjjj) of OPL's
                        between Madison Plaza Venture and OPCC   Quarterly Report on Form 10-Q for the Quarter Ended
                        dated June 30, 1998                      September 30, 1998

10(vv)                  Term Loan Promissory Note by Overseas    Incorporated by Reference to Exhibit 10 (rrrr) of OPL's
                        Partners (Madison Plaza) LLC and Bank    Quarterly Report on Form 10-Q for the Quarter Ended
                        of America National Trust and Savings    September 30, 1998
                        Association

10(ww)                  Guaranty made by Overseas Partners       Incorporated by Reference to Exhibit 10 (ssss) of OPL's
                        Ltd. and OPCC in favor of Bank of        Quarterly Report on Form 10-Q for the Quarter Ended
                        America National Trust and Savings       September 30, 1998
                        Association

10(xx)                  Investment Manager Agreement by and      Incorporated by Reference to Exhibit 10 (uuuu) of OPL's
                        between Oxford Advisors Ltd. and         Quarterly Report on Form 10-Q for the Quarter Ended
                        Overseas Partners Ltd.                   September 30, 1998

10(yy)                  Mortgage, Assignment of Leases and       Incorporated by Reference to Exhibit 10 (uuu) of OPL's
                        Rents and Security Agreement by          Annual Report on Form 10-K for the Year Ended December 31,
                        Overseas Partners (Madison Plaza), LLC   1998
                        and New York Life Insurance Company
                        dated December 15, 1998

10(zz)                  Guaranty Agreement made by Overseas      Incorporated by Reference to Exhibit 10 (vvv) of OPL's
                        Partners (Madison Plaza), LLC in favor   Annual Report on Form 10-K for the Year Ended December 31,
                        of New York Life Insurance Company       1998
                        dated December 15, 1998.

10(aaa)                 Promissory Note from Overseas Partners   Incorporated by Reference to Exhibit 10 (www) of OPL's
                        (Madison Plaza), LLC to the New York     Annual Report on Form 10-K for the Year Ended December 31,
                        Life Insurance Company dated December    1998
                        15, 1998.

(21)                    Subsidiaries                             Filed herewith.

(23)                    Consent of Deloitte & Touche             Filed herewith.

(27)                    Financial Data Schedule                  Filed herewith.


(99)                    Additional exhibits:
(99a)                   Custody Arrangements for OPL Common      Incorporated by Reference to Exhibit 28(c) of OPL's
                        Stock.                                   Registration Statement (on Form S-1) No. 2-95460.

(99c)                   OPL's Specimen Stock Certificate         Incorporated by Reference to Exhibit 99 (c) of OPL's Annual
                                                                 Report on Form 10-K for the Year Ended December 31, 1996