Form 10-Q
period 2000-03-31
OVERSEAS PARTNERS LTD
filed 2000-05-15
CIK 740125

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

                         ------------------------------



 For Quarter Ended  March 31, 2000             Commission file Number 0-11538
                    ----------------                                  --------


                            Overseas Partners Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Islands of Bermuda                                           N/A
-------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


        Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
  --------------------------------------------------------------------------
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

                              123,631,307 Shares
                             ---------------------
                          Outstanding at May 12, 2000

                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
              (In thousands, except share and per share amounts)
              --------------------------------------------------

                                                                                 March 31,    December 31,
                                                                                -----------  -------------
                                                                                   2000          1999
                                                                                ----------   -------------
                                                                                (Unaudited)
                                                                                ----------
ASSETS:
Investments:
   Trading, at fair value-
       Debt securities (amortized cost 2000-$543,941, 1999-$559,416)            $  500,728     $  512,148
       Equity securities (cost 2000-$1,255,776, 1999-$1,223,954)                 1,733,124      1,737,498
   Restricted investments, held-to-maturity, at amortized cost
       (fair value 2000-$268,730, 1999-$254,619)                                   245,580        242,931
------------------------------------------------------------------------------  ----------     ----------
                                                                                 2,479,432      2,492,577
Cash and cash equivalents                                                          391,171        450,336
Receivables                                                                        853,544        711,495
Deferred acquisition costs                                                          95,658         87,146
Real estate and leasing:
  Operating leases with UPS                                                         98,224         98,847
  Finance leases                                                                    45,035         45,400
  Hotel                                                                            158,533        159,403
  Office buildings                                                                 786,205        790,864
Other assets
  Goodwill                                                                          23,231         23,977
  Other                                                                             83,566         55,237
------------------------------------------------------------------------------  ----------     ----------
Total assets                                                                    $5,014,599     $4,915,282
------------------------------------------------------------------------------  ----------     ----------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                $  964,452     $  972,201
Unearned premiums                                                                  523,996        376,745
Reinsurance balances payable                                                        70,919         43,466
Accounts payable and other accruals                                                 53,962         48,632
Deferred income taxes                                                               16,939         16,542
Long-term debt                                                                     863,616        866,144
Minority interest                                                                   43,840         44,169
------------------------------------------------------------------------------  ----------     ----------
Total liabilities                                                               $2,537,724     $2,367,899
------------------------------------------------------------------------------  ----------     ----------

Commitments and contingencies                                                           --             --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                           --             --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued 127.5 million shares; outstanding 123,631,307 shares                       12,750         12,750
Contributed surplus                                                                 39,991         39,991
Retained earnings                                                                2,502,608      2,556,774
Treasury stock (2000 - 3,868,693 shares,  1999 - 3,108,585 shares), at cost        (78,474)       (62,132)
------------------------------------------------------------------------------  ----------     ----------
Total members' equity                                                            2,476,875      2,547,383
------------------------------------------------------------------------------  ----------     ----------
Total liabilities and members' equity                                           $5,014,599     $4,915,282
------------------------------------------------------------------------------  ----------     ----------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands, except per share amounts)
                   ----------------------------------------
                                  (Unaudited)
                                  -----------

                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   2000        1999
                                                 ---------   ---------
REVENUES:
Gross reinsurance premiums written               $ 285,522   $ 425,379
Reinsurance premiums ceded                         (38,545)     (8,120)
-----------------------------------------------  ---------   ---------
Reinsurance premiums written                       246,977     417,259
Change in unearned premiums                       (118,665)   (207,907)
-----------------------------------------------  ---------   ---------
Reinsurance premiums earned                        128,312     209,352
Commission income                                    1,322       1,387
Operating leases with UPS                            4,605       4,227
Finance leases                                         924         957
Hotel                                               22,306      20,329
Office buildings                                    38,123      37,650
Interest                                            15,641      12,856
Net holding gain on trading securities               7,291      30,767
Amortization of fixed income securities              3,678       3,656
Dividends                                            2,902       3,343
-----------------------------------------------  ---------   ---------
                                                   225,104     324,524
                                                 ---------   ---------

EXPENSES:
Reinsurance losses and loss expenses               108,416     122,108
Reinsurance commissions, taxes and other            24,080      27,207
Depreciation expense                                 9,225       8,921
Real estate and leasing operating expenses          36,842      34,742
Interest expense                                    17,592      18,300
Minority interest in earnings                          679         565
Investment expenses                                  1,422       1,455
Amortization of goodwill                               746         645
Other operating expenses                             3,521       2,960
-----------------------------------------------  ---------   ---------
                                                   202,523     216,903
                                                 ---------   ---------

Income before income taxes                          22,581     107,621
Income taxes                                        (2,499)     (2,137)
-----------------------------------------------  ---------   ---------
Net income                                       $  20,082   $ 105,484
-----------------------------------------------  ---------   ---------
Basic and diluted net income per share           $    0.16   $    0.84
-----------------------------------------------  ---------   ---------
Weighted average number of shares outstanding      123,804     125,669
-----------------------------------------------  ---------   ---------



           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                   Three Months Ended March 31, 2000 and 1999
                   ------------------------------------------
                                 (In thousands)
                                 --------------
                                  (Unaudited)
                                  -----------


                             Preference             Common Stock           Treasury Stock                                Total
                               Stock            ------------------       ------------------  Contributed    Retained    Members'
                             ----------         Shares      Amount       Shares      Amount    Surplus      Earnings     Equity
                                                ------------------       ------------------  -----------    --------   ----------

Balance, January 1, 1999     $       --         127,500     $12,750         (277)  $  (4,703)   $39,757    $2,476,865   $2,524,669

Net income                           --              --          --           --          --         --       105,484      105,484

Purchase of shares                   --              --          --       (5,208)   (103,294)        --            --     (103,294)

Sale of treasury stock               --              --          --        3,492      68,450        234            --       68,684

Balance, March 31, 1999      $       --         127,500     $12,750       (1,993)  $ (39,547)   $39,991    $2,582,349   $2,595,543
----------------------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2000     $       --         127,500     $12,750       (3,109)  $ (62,132)   $39,991    $2,556,774   $2,547,383

Net income                           --              --          --           --          --         --        20,082       20,082

Purchase of shares                   --              --          --         (760)    (16,342)        --            --      (16,342)
Dividend declared ($0.60
 per share)                          --              --          --           --          --         --       (74,248)     (74,248)
----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000      $       --         127,500     $12,750       (3,869)  $ (78,474)   $39,991    $2,502,608   $2,476,875
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
                                  -----------

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2000           1999
                                                    -------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                              $  20,082    $ 105,484
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                       397       (1,156)
  Depreciation expense                                      9,225        8,921
  Minority interest in earnings                               679          565
  Net holding gain on trading securities                   (7,291)     (30,767)
  Amortization of fixed income securities                  (3,678)      (3,656)
  Other                                                     1,860          991
Changes in assets and liabilities:
  Receivables                                            (142,049)    (184,370)
  Deferred acquisition costs                               (8,512)     (28,508)
  Other assets                                            (28,329)      (3,105)
  Accrued losses and loss expenses                         (7,749)      36,420
  Unearned premiums                                       147,251      213,348
  Reinsurance balances payable                             27,453       11,660
  Accounts payable and other accruals                       5,330        2,769
Proceeds from sale of trading investments                 326,279      259,252
Purchase of trading investments                          (303,165)    (296,375)
------------------------------------------------------  ---------    ---------
Net cash flow provided by operating activities             37,783       91,473
------------------------------------------------------  ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from maturity of restricted investments            1,000           --
Additions to real estate and leasing assets                (3,808)      (1,041)
------------------------------------------------------  ---------    ---------
Net cash flow used by investing activities                 (2,808)      (1,041)
------------------------------------------------------  ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                               (16,342)    (103,294)
Proceeds from sale of treasury stock                           --       68,684
Repayment of debt                                          (2,542)      (2,252)
Distributions to minority interest                         (1,008)      (1,386)
Dividends paid                                            (74,248)          --
------------------------------------------------------  ---------    ---------
Net cash flow used by financing activities                (94,140)     (38,248)
------------------------------------------------------  ---------    ---------

Net (decrease) increase in cash and cash equivalents      (59,165)      52,184

Cash and cash equivalents:
Beginning of period                                       450,336      170,855
------------------------------------------------------  ---------    ---------
End of period                                           $ 391,171    $ 223,039
------------------------------------------------------  ---------    ---------

Amounts paid for:
U.S. income taxes                                       $   1,846    $   7,941
------------------------------------------------------  ---------    ---------
Interest                                                $  11,726    $  11,193
------------------------------------------------------  ---------    ---------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2000
                                 --------------
                                  (Unaudited)
                                  -----------


1.   GENERAL
     -------

The accompanying unaudited interim consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and life reinsurance business and in the real estate and leasing business.

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Except as described in Note 1, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

A statement of comprehensive income is not included as OPL's net income equals comprehensive income.

The operating leases are with subsidiaries of United Parcel Service of America, Inc. ("UPS").

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2000
                                 --------------
                                  (Unaudited)
                                  -----------

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

4.  BUSINESS SEGMENTS
    -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and now includes accident & health, automobile, aviation, marine, property, workers' compensation and financial classes of reinsurance business. Prior to October 1, 1999 the Company also provided shipper's risk reinsurance. Real estate and leasing activities are owned and managed through subsidiaries of Overseas Partners Capital Corp., a wholly-owned subsidiary of OPL. There were no intersegment revenues earned for the periods ended March 31, 2000 and 1999. Intersegment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended March 31, 2000 and 1999.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are primarily used to collateralize long-term debt issued in connection with the purchase of real estate properties, operating leases and finance leases. Summary financial information about the Company's segments is presented in the following table:

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2000
                                 --------------
                                  (Unaudited)
                                  -----------


4.  BUSINESS SEGMENTS (continued)
    -----------------

                                                           Three months ended March 31,
------------------------------------------------------------------------------------------
(In thousands)                                            2000                      1999
------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                       $128,312                  $209,352
  Commission income                                        1,322                     1,387
  Investment income                                       21,957                    46,963
------------------------------------------------------------------------------------------
                                                         151,591                   257,702
------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                                 65,958                    63,163
  Investment income                                        7,555                     3,659
------------------------------------------------------------------------------------------
                                                          73,513                    66,822
------------------------------------------------------------------------------------------
Consolidated                                             225,104                   324,524
------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES
Reinsurance                                               17,673                   106,932
Real estate and leasing                                    9,175                     4,294
Other operating expenses                                  (4,267)                   (3,605)
------------------------------------------------------------------------------------------
Consolidated                                            $ 22,581                  $107,621
------------------------------------------------------------------------------------------


(In thousands)                                    March 31, 2000        December 31, 1999
------------------------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                                $2,491,696              $2,581,509
  Other                                                  988,148                 808,127
------------------------------------------------------------------------------------------
                                                       3,479,844               3,389,636
------------------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                                   393,391                 383,016
  Other                                                1,141,364               1,142,630
----------------------------------------------------------------------------------------
                                                       1,534,755               1,525,646
----------------------------------------------------------------------------------------
Consolidated                                          $5,014,599              $4,915,282
----------------------------------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 70% of reinsurance revenues are generated from ceding companies located in the United States; the remainder is derived from customers located primarily in European countries. All of the Company's leasing and real estate revenues are generated in the United States. For 2000 and 1999, all of the Company's long-lived assets were located in the United States.

The Company's largest reinsurance program, until its cancellation effective October 1, 1999, related to the reinsurance of customer packages shipped by UPS. Earned premiums on shipper's risk reinsurance were $nil and $90.6 million for the three months ended March 31, 2000 and 1999, respectively. Net underwriting income from shipper's risk reinsurance was $nil and $58.1 million for the three months ended March 31, 2000 and 1999, respectively. OPL earned premiums of $12.8 million and $12.1 million for the three months ended March 31, 2000 and 1999, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance company, for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes a data processing facility leased to UPS subsidiaries. Total rent from the facility lease was $4.6 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2000
                                 --------------
                                  (Unaudited)
                                  -----------


5.  BERMUDA INSURANCE REGULATION
    ----------------------------

The Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its wholly-owned reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the three months ended March 31, 2000 and 1999, they each met these requirements.

6.   CONTINGENCIES
     -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS, but a recent opinion by the United States Tax Court found that the insurance program, as offered through UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and the January 27, 2000 actions were removed to the Southern District of New York. The Company believes that it has meritorious factual and legal defenses to the actions and intends to defend them vigorously. The Company has sought and will seek dismissal of the actions, as to OPL, on various grounds, including, among others, lack of personal jurisdiction by the Court over OPL. However, there can be no assurance that an adverse determination of the lawsuit would not have a material effect on the Company.

7.  COMPARATIVE FIGURES
    -------------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (Transacted in U.S. Dollars)
                          ----------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2000 and 1999
------------------------------------------

Reinsurance:
------------

(In thousands)                                                          2000                    1999
----------------------------------------------------------------------------------------------------
Gross premiums written                                             $ 285,522               $ 425,379
Premiums ceded                                                       (38,545)                 (8,120)
----------------------------------------------------------------------------------------------------
Net premiums written                                                 246,977                 417,259
Change in unearned premiums                                         (118,665)               (207,907)
----------------------------------------------------------------------------------------------------
Premiums earned                                                      128,312                 209,352
Commission income                                                      1,322                   1,387
----------------------------------------------------------------------------------------------------
                                                                     129,634                 210,739
----------------------------------------------------------------------------------------------------
Losses and loss expenses                                            (108,416)               (122,108)
Commissions and taxes                                                (24,080)                (27,207)
----------------------------------------------------------------------------------------------------
                                                                    (132,496)               (149,315)
----------------------------------------------------------------------------------------------------
Underwriting (loss) income                                            (2,862)                 61,424
----------------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                                         10,607                  40,778
Emerging market equities                                               4,355                  21,495
Fixed income                                                            (874)                (25,170)
Strategic income mutual fund                                           3,186                   8,127
Other                                                                  4,683                   1,733
Expenses                                                              (1,422)                 (1,455)
----------------------------------------------------------------------------------------------------
Investment income                                                     20,535                  45,508
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Reinsurance income                                                 $  17,673               $ 106,932
====================================================================================================

Gross reinsurance premiums written decreased by $139.9 million for the three months ended March 31, 2000 compared with the same period in the prior year, primarily due to the loss of the shipper's risk reinsurance business and the non-renewal of a number of programs during the first quarter of 2000.

The shipper's risk business related to the reinsurance of customer packages shipped by UPS. This had historically been our largest reinsurance program up until its cancellation effective October 1, 1999, following an adverse tax opinion issued against UPS earlier that year. This business had generated $90.6 million of premiums written for the three months ended March 31, 1999.

We declined to renew several accident and health, aviation, marine and multi-line programs during the quarter ended March 31, 2000, as such programs did not meet our return requirements. This resulted in a decrease in premiums written of $135.4 million compared to the prior year. In addition, we cancelled a number of existing property programs with premiums written of $27.2 million to avoid an aggregation of exposure with the new property catastrophe risks written for the first time in 2000. This new property catastrophe business generated premiums of $35.7 million for the three months ended March 31, 2000. We started to write property catastrophe business as we believe that the risk-return characteristics will be more favorable, over the long term, than from prior property programs.

Renewals accounted for $204.8 million of premiums written during the quarter ended March 31, 2000 compared with $274.9 million during the quarter ended March 31, 1999. We also wrote 13 new programs with premiums of $94.9 million during the quarter ended March 31, 2000 compared with nine new programs yielding premiums of $55.2 million in the same period in 1999. Accident and health was the largest contributor to the increase in new business. Premium adjustments reduced premiums written by $14.2 million for the quarter ended March 31, 2000.

Premiums ceded increased to $38.5 million for the quarter ended March 31, 2000, compared to $8.1 million for the same period last year. This follows our purchase of several layers of excess of loss protection for the aviation book of business. The reinsurance protection provides coverage of $77.0 million in excess of $3.0 million for a single loss event.

Reinsurance premiums earned decreased by $81.0 million for the three months ended March 31, 2000 compared with the same period in the prior year, primarily as a result of the loss of the shipper's risk reinsurance.

------------

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 103.3% for the three months ended March 31, 2000 from 71.3% for the corresponding period in 1999. Net underwriting income for the quarter decreased by $64.3 million compared to the same period in 1999. These changes are due to several factors, including:

 . the cancellation of the shipper's risk program which contributed underwriting income of $58.1 million for the three months ended March 31, 1999

 . lower margins across most lines of business as a result of continued competitive pressures on premium rates and aggregate attachment points

 . the Company is currently recording a number of programs at higher combined ratios than those used in the same period last year, reflecting the results of an updated actuarial evaluation in the fourth quarter of 1999.

Despite extraordinary volatility in world wide equity markets, net investment income related to our reinsurance segment for the three months ended March 31, 2000 was $20.5 million compared to $45.5 million for the same period in 1999. Net investment income includes both realized and unrealized gains and losses on investments.

Our S&P 500 based equity portfolio, which closely tracks the index, returned 1.9% for the quarter ended March 31, 2000, generating $10.6 million as compared to $40.8 million for the same period in 1999. Investors returned to the stock market in March to rally almost 10% after the Federal Reserve raised interest rates less than widely predicted in both February and March. In a fluctuating quarter for global emerging markets, our emerging markets portfolio returned 1.8% or $4.4 million compared to $21.5 million for the same period in 1999. Despite rising interest rates our U.S. bond returns have been positive, however foreign currency exchange losses on the euro continue to impact the global bond portfolio, which lost 0.2% or $0.9 million compared to a loss of $25.2 million for the same period in 1999. Our U.S. strategic income portfolio, which is a combination of fixed income investments, returned 0.7% or $3.2 million for the quarter, primarily as a result of the convertible securities portion of the portfolio. This compares to a return of $8.1 million for the same period in 1999.

Real Estate and Leasing:
------------------------

(In thousands)                                                         2000                    1999
---------------------------------------------------------------------------------------------------
REVENUE:
Office buildings                                                   $ 38,123                $ 37,650
Hotel                                                                22,306                  20,329
Leasing                                                               5,529                   5,184
---------------------------------------------------------------------------------------------------
                                                                     65,958                  63,163
---------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                  (36,842)                (34,742)
Interest expense                                                    (17,592)                (18,300)
Depreciation                                                         (9,225)                 (8,921)
Minority interest in earnings                                          (679)                   (565)
---------------------------------------------------------------------------------------------------
                                                                    (64,338)                (62,528)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Operating income                                                      1,620                     635
---------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                             2,757                    (571)
Other                                                                 4,798                   4,230
---------------------------------------------------------------------------------------------------
Investment income                                                     7,555                   3,659
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Real estate and leasing income                                     $  9,175                $  4,294
===================================================================================================

Office building revenue increased by 1.3% for the quarter ended March 31, 2000 from $37.7 million for the same period in 1999. This increase of $0.5 million was primarily due to increased revenues at Copley Place partially offset by a fall in revenues at Madison Plaza. Hotel revenue increased $2.0 million due to an increase in room and occupancy rates over the same period in 1999. Leasing revenue has increased from $5.2 million in the first quarter of 1999 to $5.5 million in the first quarter of 2000 due to a $0.4 million increase in variable toll lease revenue of the Ramapo Ridge data processing facility as a result of an inflationary increase in rates and an increased volume of accounts processed.

Operating expenses have increased by $2.1 million primarily due to increases in operating expenses at the hotel and Copley Place for the first quarter. These increases are as a direct result of increased revenues.

Investment income increased by $3.9 million from the same period in 1999 primarily as a result of an increase in the value of the real estate investment trusts.

Real estate and leasing income for the quarter ended March 31, 2000 increased by $4.9 million over the same period in 1999 primarily due to increased investment income, improvements in the profitability of the hotel and increased variable toll lease revenue at the Ramapo Ridge data processing facility.

Net Income:
-----------

Net income decreased by $85.4 million over the same period in 1999 due to a decline in underwriting income and the comparative performance of the investment markets. The decline in underwriting income was primarily due to the loss of the shipper's risk program and reduced investment income from the reinsurance related investment portfolio. Net income from shipper's risk for the three months ended March 31, 2000 and 1999 was $nil and $58.1 million, respectively. Net income per share was $0.16, a $0.68 per share decrease over the same period in 1999 as a result of the aforementioned factors.

Liquidity and Capital Resources
-------------------------------

Our cash and cash equivalents decreased by $59.2 million during the three months ended March 31, 2000 compared to an increase of $52.2 million in the same period in 1999. Operating activities generated $37.8 million, investing activities used $2.8 million and financing activities used $94.1 million compared to $91.5 million, $1.0 million and $38.2 million respectively, in the same period in 1999.

Reinsurance operations used $11.6 million for the three months ended March 31, 2000 compared to an inflow of $109.6 million for the same period in 1999. This was largely due to the loss of the shipper's risk program and significant loss payments on accident & health, marine and multi-line programs. Real estate operations generated $5.1 million for the three months ended March 31, 2000 compared to $10.7 million for the same period in 1999. We received $16.9 million of interest and dividends, purchased $303.2 million of traded investments and sold $326.3 million of investments in our trading portfolio compared to $10.5 million, $296.4 million and $259.3 million respectively, for the same period in 1999.

During the three months ended March 31, 2000 we purchased $16.3 million of shares from our shareowners. For the same period in 1999 we purchased $103.3 million of shares from our shareowners and received $68.9 million from sales of shares. On March 10, 2000, we paid a dividend of $0.60 per share resulting in a cash outflow of $74.3 million.

On July 21, 1999, we suspended the sale of our stock under the UPS stock purchase plans (the Plans). This action was taken following the announcement by UPS of its intended initial public offering. UPS suspended the sale of its shares under the Plans immediately following its announcement. Prior to the suspension, units of UPS and OPL shares had been sold to UPS employees under the Plans.

In addition, we have elected to defer the 2000 repurchase of our shares, as previously disclosed in a report on Form 8-K filed on October 12, 1999. The decrease in cash inflow resulting from the suspension of sales under the Plans is expected to be offset by the deferral of repurchases in 2000.

On November 23, 1999, the Board announced that it approved a temporary limit on the number of shares that we are willing to purchase from any shareowners who seek to sell such shares. Until further notice we are prepared to repurchase up to 10% of any shareowner's shares between November 23, 1999 and November 1, 2000. This means that we are currently willing to purchase in the aggregate approximately $270 million worth of our shares during this period. The Board has determined that this would be the most equitable way to purchase shares in the event shareowners wish to offer shares to the Company. The Board will reconsider the amount of the temporary limit from time to time based upon the demand for our shares and our continued maintenance of satisfactory earnings, financial condition, and liquidity and capital requirements.

The Board has also authorized existing shareowners to purchase up to 10,000 shares of OPL Common Stock, until November 1, 2000, subject to registration of our shares for sale with the Securities and Exchange Commission.

We intend to use any proceeds from the sale of shares for general corporate purposes, including strategic investments and acquisitions and the financing thereof. We may also use all or a portion of the proceeds to repurchase additional shares from those other shareowners that may desire offering their shares for repurchase by the Company.

Our investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium- to long-term market cycle periods. Our fixed income portfolio comprises highly liquid debt securities of governments, supranationals, government agencies, financial institutions and utilities. Our U.S. and emerging markets equity portfolios are comprised of stocks drawn mainly from within the S&P 500 Index and the IFC Index.

Because the liquidity of our investments permits us to respond quickly to changing market conditions, our investments are not significantly affected by inflation. Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

Despite the loss of our shipper's risk reinsurance business, we believe that our investments, cash flow from operations and borrowing ability are adequate sources of capital and liquidity for the payment of claims, operating expenses and dividends and for share repurchases. We further believe that our strong capital position will permit expansion of our reinsurance business, should appropriate opportunities arise. In the event we decide to purchase additional capital assets, we may, as demonstrated by our existing portfolio of assets, finance such purchases from internally generated funds or from outside borrowing which we believe would be readily available to us.

Safe Harbor Disclosure
----------------------

Some of the statements contained in this Securities and Exchange Commission filing contain forward-looking information. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements can be identified by the use of such words as "expect," "believe," "goal," "plan," "intend," "estimate," "may" and "will" or similar words. These forward-looking statements relate to our plans and objectives for future operations including our growth and operating strategy, trends in our industry and our policy on future dividends.

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

 . our ability to replace, with profitable business, the revenues that we derived in the past from reinsurance of excess value package insurance associated with the business of United Parcel Service of America, Inc. ("UPS")

 . pricing pressure resulting from the competitive environment in which we operate

 . ability to collect reinsurance recoverables

 . the uncertainties of the reserving process

 . the occurrence of catastrophic events with a frequency or severity exceeding our estimates

 . loss of the services of any of the Company's executive officers

 . uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in certain jurisdictions)

 . losses due to interest rate fluctuations

 . developments in global financial markets which could affect our investment portfolio

 . the resolution of any pending or future tax assessments by the IRS against us

 . the resolution of other pending litigation

 . the impact of mergers and acquisitions

We do not undertake to update these forward-looking statements in any manner.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Company's market risks in 2000.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          PART II,  OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------
a)  Exhibits:  27 - Financial Data Schedule (For SEC use only)
    --------

b)  Reports on Form 8-K:  The Company filed a report on Form 8-K on April 7,
    -------------------
    2000 reporting that Mr. D. Scott Davis had resigned as Chief Executive Officer of Overseas Partners Ltd. Simultaneously with the resignation, Ms. Mary Hennessy, the President of the Company, was appointed to the position of Chief Executive Officer.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



Date: May 15, 2000                         OVERSEAS PARTNERS LTD.



                                           By: /s/ Mary R. Hennessy
                                               -----------------------------
                                           Mary R. Hennessy
                                           Chief Executive Officer and President


                                           By: /s/ Mark R. Bridges
                                               -----------------------------
                                           Mark R. Bridges
                                           Vice President and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)