Form 10-Q
period 2000-06-30
OVERSEAS PARTNERS LTD
filed 2000-08-11
CIK 740125

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10 - Q

                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                               -----------------



  For Quarter Ended  June 30, 2000             Commission file Number 0-11538
                    -------------------                               --------


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

                              123,395,428 Shares
                           -------------------------
                         Outstanding at August 7, 2000

                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                 June 30,     December 31,
                                                                                ----------    -----------
                                                                                   2000           1999
                                                                                ----------     ----------
                                                                                (Unaudited)
ASSETS:
Investments:
   Trading, at fair value-
       Debt securities (amortized cost 2000-$545,170, 1999-$559,416)            $  506,997     $  512,148
       Equity securities (cost 2000-$1,296,355, 1999-$1,223,954)                 1,726,812      1,737,498
   Restricted investments, held-to-maturity, at amortized cost
       (fair value 2000-$266,810, 1999-$254,619)                                   242,641        242,931
                                                                                ----------     ----------
                                                                                 2,476,450      2,492,577
Cash and cash equivalents                                                          356,260        450,336
Receivables                                                                        911,854        711,495
Deferred acquisition costs                                                          79,565         87,146
Real estate and leasing:
  Operating leases with UPS                                                         97,617         98,847
  Finance leases                                                                    44,661         45,400
  Hotel                                                                            157,635        159,403
  Office buildings                                                                 787,418        790,864
Other assets
  Goodwill                                                                          22,494         23,977
  Other                                                                             79,575         55,237
                                                                                ----------     ----------
Total assets                                                                    $5,013,529     $4,915,282
                                                                                ----------     ----------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                $1,446,171     $  972,201
Unearned premiums                                                                  528,782        376,745
Reinsurance balances payable                                                        82,015         43,466
Accounts payable and other accruals                                                 54,960         48,632
Deferred income taxes                                                               19,048         16,542
Long-term debt                                                                     861,038        866,144
Minority interest                                                                   44,769         44,169
                                                                                ----------     ----------
Total liabilities                                                               $3,036,783     $2,367,899
                                                                                ----------     ----------

Commitments and contingencies                                                           --             --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                           --             --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued 127.5 million shares; outstanding 123,497,685 shares                       12,750         12,750
Contributed surplus                                                                 39,991         39,991
Retained earnings                                                                2,005,352      2,556,774
Treasury stock (2000 - 4,002,315 shares, 1999 - 3,108,585 shares), at cost         (81,347)       (62,132)
                                                                                ----------     ----------
Total members' equity                                                            1,976,746      2,547,383
                                                                                ----------     ----------
Total liabilities and members' equity                                           $5,013,529     $4,915,282
                                                                                ----------     ----------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands,  except per share amounts)
                                  (Unaudited)

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                 -----------------------------  ---------------------------
                                                       2000           1999           2000          1999
                                                     ---------       --------      ---------     ---------
REVENUES:
Gross reinsurance premiums written                   $ 178,981       $210,402      $ 464,503     $ 635,781
Reinsurance premiums ceded                              (5,231)           555        (43,776)       (7,565)
                                                     ---------       --------      ---------     ---------
Reinsurance premiums written                           173,750        210,957        420,727       628,216
Change in unearned premiums                             (9,628)        24,381       (128,293)     (183,526)
                                                     ---------       --------      ---------     ---------
Reinsurance premiums earned                            164,122        235,338        292,434       444,690
Commission income                                        1,446          1,455          2,768         2,842
Operating leases with UPS                                4,637          4,535          9,242         8,762
Finance leases                                             915            948          1,839         1,905
Hotel                                                   28,959         27,925         51,265        48,254
Office buildings                                        39,203         36,486         77,326        74,136
Interest                                                14,874         12,148         30,515        25,004
Net holding (loss) gain on trading securities          (37,113)       101,183        (29,822)      131,950
Amortization of fixed income securities                  3,686          3,662          7,364         7,318
Dividends                                                3,085          2,981          5,987         6,324
                                                     ---------       --------      ---------     ---------
                                                       223,814        426,661        448,918       751,185
                                                     ---------       --------      ---------     ---------

EXPENSES:
Reinsurance losses and loss expenses                   579,031        145,475        687,447       267,583
Reinsurance commissions, taxes and other                62,536         35,696         86,616        62,903
Depreciation expense                                     9,509          8,933         18,734        17,854
Real estate and leasing operating expenses              39,379         37,467         76,221        72,209
Interest expense                                        17,575         17,706         35,167        36,006
Minority interest in earnings                              929            673          1,608         1,238
Investment expenses                                      1,261          1,549          2,683         3,004
Amortization of goodwill                                   747            626          1,493         1,252
Other operating expenses                                 3,035          3,207          6,556         6,186
                                                     ---------       --------      ---------     ---------
                                                       714,002        251,332        916,525       468,235
                                                     ---------       --------      ---------     ---------

(Loss) income before income taxes                     (490,188)       175,329       (467,607)      282,950
Income taxes                                            (7,069)        (2,340)        (9,568)       (4,477)
                                                     ---------       --------      ---------     ---------
Net (loss) income                                    $(497,257)      $172,989      $(477,175)    $ 278,473
                                                     ---------       --------      ---------     ---------
Basic and diluted net (loss) income per share        $   (4.02)      $   1.37      $   (3.86)    $    2.21
                                                     ---------       --------      ---------     ---------
Weighted average number of shares outstanding          123,581        126,231        123,693       125,785
                                                     ---------       --------      ---------     ---------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                    Six Months Ended June 30, 2000 and 1999
                                 (In thousands)
                                  (Unaudited)

                                              Common Stock         Treasury Stock                                 Total
                             Preference    -------------------    ------------------  Contributed   Retained     Members'
                               Stock       Shares      Amount     Shares    Amount      Surplus     Earnings      Equity
                             ----------    -------     -------    ------   ---------    -------   ----------    ----------
Balance, January 1, 1999     $       --    127,500     $12,750      (277)  $  (4,703)   $39,757   $2,476,865    $2,524,669
Net income                           --         --          --        --          --         --      278,473       278,473
Purchase of shares                   --         --          --    (5,535)   (109,769)        --           --      (109,769)
Sale of treasury stock               --         --          --     5,284     104,002        234           --       104,236
                             ----------    -------     -------    ------   ---------    -------   ----------    ----------
Balance, June 30, 1999       $       --    127,500     $12,750      (528)  $ (10,470)   $39,991   $2,755,338    $2,797,609
                             ----------    -------     -------    ------   ---------    -------   ----------    ----------

Balance, January 1, 2000     $       --    127,500     $12,750    (3,109)  $ (62,132)   $39,991   $2,556,774    $2,547,383
Net loss                             --         --          --        --          --         --     (477,175)     (477,175)
Purchase of shares                   --         --          --      (893)    (19,215)        --           --       (19,215)
Dividend declared ($0.60
  per share)                         --         --          --        --          --         --      (74,247)      (74,247)
                             ----------    -------     -------    ------   ---------    -------   ----------    ----------
Balance, June 30, 2000       $       --    127,500     $12,750    (4,002)  $ (81,347)   $39,991   $2,005,352    $1,976,746
                             ----------    -------     -------    ------   ---------    -------   ----------    ----------


           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (U.S.$ in thousands)
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                            2000        1999
                                                         ---------   ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                        $(477,175)  $ 278,473
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                      2,506       1,703
  Depreciation expense                                      18,734      17,854
  Minority interest in earnings                              1,608       1,238
  Net holding loss (gain) on trading securities             29,822    (131,950)
  Amortization of fixed income securities                   (7,364)     (7,318)
  Other                                                      2,395      (1,304)
Changes in assets and liabilities:
  Receivables                                             (200,359)   (298,860)
  Deferred acquisition costs                                 7,581     (27,590)
  Other assets                                             (24,338)    (19,194)
  Accrued losses and loss expenses                         473,970     187,146
  Unearned premiums                                        152,037     186,002
  Reinsurance balances payable                              38,549      10,575
  Accounts payable and other accruals                        6,328      (2,216)
Proceeds from sale of trading investments                  536,003     489,872
Purchase of trading investments                           (549,904)   (533,942)
                                                         ---------   ---------
Net cash flow provided by operating activities              10,393     150,489
                                                         ---------   ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from maturity of restricted investments             9,473          --
Purchase of restricted investments                          (1,903)         --
Additions to real estate and leasing assets                (12,435)     (3,696)
                                                         ---------   ---------
Net cash flow used by investing activities                  (4,865)     (3,696)
                                                         ---------   ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                (19,215)   (109,769)
Proceeds from sale of treasury stock                            --     104,236
Repayment of debt                                           (5,134)     (4,654)
Distributions to minority interest                          (1,008)     (2,608)
Dividends paid                                             (74,247)         --
                                                         ---------   ---------
Net cash flow used by financing activities                 (99,604)    (12,795)
                                                         ---------   ---------

Net (decrease) increase in cash and cash equivalents       (94,076)    133,998

Cash and cash equivalents:
Beginning of period                                        450,336     170,855
                                                         ---------   ---------
End of period                                            $ 356,260   $ 304,853
                                                         ---------   ---------

Amounts paid for:
U.S. income taxes                                        $   7,005   $  10,848
                                                         ---------   ---------
Interest                                                 $  35,566   $  35,157
                                                         ---------   ---------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

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

The results of operations for the six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

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

4.  BUSINESS SEGMENTS
    -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and includes accident & health, automobile, aviation, marine, property, workers' compensation and financial classes of reinsurance business. Prior to October 1, 1999 the Company also provided shipper's risk reinsurance. Real estate and leasing activities are owned and managed through United States subsidiaries of Overseas Partners Capital Corp., a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the periods ended June 30, 2000 and 1999. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended June 30, 2000 and 1999.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)


4.  BUSINESS SEGMENTS (continued)
    -----------------

                                            Three months ended June 30,    Six months ended June 30,
----------------------------------------------------------------------------------------------------
(In thousands)                                      2000           1999           2000          1999
----------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                              $ 164,122       $235,338      $ 292,434      $444,690
  Commission income                                1,446          1,455          2,768         2,842
  Investment (loss) income                       (28,567)       115,725         (6,610)      162,688
----------------------------------------------------------------------------------------------------
                                                 137,001        352,518        288,592       610,220
----------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                         73,714         69,894        139,672       133,057
  Investment income                               13,099          4,249         20,654         7,908
----------------------------------------------------------------------------------------------------
                                                  86,813         74,143        160,326       140,965
----------------------------------------------------------------------------------------------------
Consolidated                                     223,814        426,661        448,918       751,185
----------------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES
Reinsurance                                     (505,827)       169,798       (488,154)      276,730
Real estate and leasing                           19,421          9,364         28,596        13,658
Other operating expenses                          (3,782)        (3,833)        (8,049)       (7,438)
----------------------------------------------------------------------------------------------------
Consolidated                                   $(490,188)      $175,329      $(467,607)     $282,950
----------------------------------------------------------------------------------------------------

(In thousands)                                 June 30, 2000         December 31, 1999
                                                                         (Audited)
----------------------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                         $2,440,746              $2,581,509
  Other                                         1,023,122                 808,127
----------------------------------------------------------------------------------------
                                                3,463,868               3,389,636
----------------------------------------------------------------------------------------

Real estate and leasing
  Cash and investments                            407,394                 383,016
  Other                                         1,142,267               1,142,630
----------------------------------------------------------------------------------------
                                                1,549,661               1,525,646
----------------------------------------------------------------------------------------
Consolidated                                   $5,013,529              $4,915,282
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

The Company's largest reinsurance program, until its cancellation effective October 1, 1999, related to the reinsurance of customer packages shipped by UPS. Earned premiums on shipper's risk reinsurance were $nil and $91.1 million for the three months ended June 30, 2000 and 1999, respectively. Net underwriting income from shipper's risk reinsurance was $nil and $58.3 million for the three months ended June 30, 2000 and 1999, respectively. OPL earned premiums of $15.3 million and $12.1 million for the three months ended June 30, 2000 and 1999, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance company, for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes a data processing facility leased to UPS subsidiaries. Total rent from the facility lease was $4.6 million and $4.5 million for the three months ended June 30, 2000 and 1999, respectively.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

4.  BUSINESS SEGMENTS (continued)
    -----------------

Earned premiums on shipper's risk reinsurance were $nil and $181.7 million for the six months ended June 30, 2000 and 1999, respectively. Net underwriting income from shipper's risk reinsurance was $nil and $116.4 million for the six months ended June 30, 2000 and 1999, respectively. OPL earned premiums of $28.0 million and $24.2 million for the six months ended June 30, 2000 and 1999, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance company, for employees of a UPS subsidiary located in the State of California. Total rent from the facility lease was $9.2 million and $8.8 million for the six months ended June 30, 2000 and 1999, respectively.

5.  BERMUDA INSURANCE REGULATION
    ----------------------------

The Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its wholly-owned reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the six months ended June 30, 2000 and 1999, they each met these requirements.

6.   CONTINGENCIES
     -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS, but a recent opinion by the United States Tax Court found that the insurance program, as offered through UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated for pretrial discovery purposes with other actions asserting claims against UPS. On August 7, 2000, the Company and its wholly owned subsidiary, Overseas Partners Capital Corp., were added as defendants in another class action lawsuit, also pending in the Southern District of New York. The amended complaint alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has sought and will renew its filing of motions to dismiss the actions on various grounds, including, among other things, lack of personal jurisdiction by the Court over the Company. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

7.  ACQUISITION
    -----------

On June 30, 2000 OPL signed a definitive agreement to acquire Reliance Reinsurance Company ("Reliance Re") for approximately $6 million, plus its capital and surplus which is expected to be approximately $28 million at the date of closing. The acquisition includes a team of up to 50 professionals and staff. This transaction does not involve the assumption of any reinsurance liabilities previously underwritten by Reliance Re. The acquisition is subject to regulatory approval.

8.  COMPARATIVE FIGURES
    -------------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Transacted in U.S. Dollars)

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Reinsurance:
------------

(In thousands)                                                         2000                     1999
----------------------------------------------------------------------------------------------------
Gross premiums written                                            $ 178,981                $ 210,402
Premiums ceded                                                       (5,231)                     555
----------------------------------------------------------------------------------------------------
Net premiums written                                                173,750                  210,957
Change in unearned premiums                                          (9,628)                  24,381
----------------------------------------------------------------------------------------------------
Premiums earned                                                     164,122                  235,338
Commission income                                                     1,446                    1,455
----------------------------------------------------------------------------------------------------
                                                                    165,568                  236,793
----------------------------------------------------------------------------------------------------
Losses and loss expenses                                           (579,031)                (145,475)
Commissions and taxes                                               (62,536)                 (35,696)
----------------------------------------------------------------------------------------------------
                                                                   (641,567)                (181,171)
----------------------------------------------------------------------------------------------------
Underwriting (loss) income                                         (475,999)                  55,622
----------------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                                       (22,060)                  72,332
Emerging market equities                                            (23,675)                  55,329
Fixed income                                                          3,764                  (19,941)
Strategic income mutual fund                                         10,200                    6,035
Other                                                                 3,204                    1,970
Expenses                                                             (1,261)                  (1,549)
----------------------------------------------------------------------------------------------------
Investment (loss) income                                            (29,828)                 114,176
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Reinsurance income                                                $(505,827)               $ 169,798
====================================================================================================

The Company was originally formed to provide shippers' risk reinsurance covering customer packages shipped by UPS. The program was cancelled effective October 1, 1999, following an adverse tax opinion issued against UPS earlier that year. This had historically been our largest reinsurance program, generating up to $380 million and $240 million of annual premium revenue and net underwriting income, respectively.

The shipper's risk program was significant to the Company, not only because of the magnitude of the underwriting income, but also because it's unique characteristics influenced our prior strategic and operational decision-making. Our long-term investment philosophy, our underwriting risk tolerance and our real estate diversification were all closely related to management's perceptions of the profitability, stability and liquidity of the shipper's risk program. We are currently revising our business strategy to build on our strengths and specialize in those lines of business that we believe have the potential to provide for long-term profitability to our shareowners.

Over the last six months management, in conjunction with independent consultants, has performed a thorough assessment of our business operations, product lines and opportunities for future growth. As part of our quarterly review process we, and our independent actuaries, have also completed a further evaluation of our reserve for accrued losses and loss expenses. Our results for the three- and six-month periods ended June 30, 2000, reflect the results of our operational review, including:

 .  reserve strengthening totaling $460 million during the second quarter,

 . the discontinuation of our property (non-catastrophe) and marine lines of business as we do not believe that current pricing conditions for these lines are conducive to short-term profitability,

 . the cancellation of ten programs in the aviation, multi-line and accident & health lines of business during the first quarter of 2000 as such programs did not meet our risk and return criteria.

------------

The reserve strengthening relates primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The charge to earnings includes $30.4 million of irrecoverable deferred acquisition costs for estimated premium deficiencies on the unexpired portion of policies in force. The reserve strengthening reflects significant additional claims reported to the Company in the second quarter and our assessment of prevailing conditions in the reinsurance market, including recent industry announcements that indicate deterioration in loss estimates for 1999 storms and other large industry events.

As a result of this reserve strengthening, our reinsurance segment incurred an underwriting loss of $476.0 million for the three months ended June 30, 2000 compared to income of $55.6 million for the three months ended June 30, 1999.

Gross reinsurance premiums written decreased by $31.4 million for the three months ended June 30, 2000 compared with the same period in the prior year. The decrease was due primarily due to the loss of the shipper's risk reinsurance business, which had generated $91.1 million of premiums written for the three months ended June 30, 1999, offset by five new programs in our aviation and accident & health lines, which generated $65.8 million of premiums written for the three months ended June 30, 2000. Renewals accounted for $98.6 million of premiums written during the three months ended June 30, 2000 compared with $113.2 million during the three months ended June 30, 1999 and $16.6 million of additional premiums were generated from the property catastrophe business.

Premiums ceded increased to $5.2 million for the three months ended June 30, 2000, compared to $(0.6) million for the same period last year as a result of additional common account protection on our new accident & health programs and a quota share retrocession of our property catastrophe business.

Reinsurance premiums earned decreased by $71.2 million for the three months ended June 30, 2000 compared with the same period in the prior year, primarily as a result of the loss of the shipper's risk reinsurance and the cancellation of other programs over the last six months as discussed earlier.

Despite the decrease in premiums earned for the three months ended June 30, 2000, commissions and taxes increased to $62.5 million from $35.7 million during the same period last year. The increase relates to the expensing of $30.4 million of deferred acquisition costs that are not expected to be recoverable as a result of anticipated underwriting losses arising from the future recognition of unearned premiums.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 390.9% for the three months ended June 30, 2000 from 77.0% for the corresponding period in 1999. Net underwriting loss for the quarter was $476.0 million compared to income of $55.6 million for the same period in 1999. This decrease in income of $531.6 million was principally due to two factors:

 .  the reserve strengthening adjustments of $460 million during the second quarter, as discussed earlier, and
 . the cancellation of the shipper's risk program which contributed underwriting income of $58.3 million for the three months ended June 30, 1999

The ceding company on one of the Company's programs has commenced arbitration proceedings against the primary carrier for the underlying business. The ceding company is seeking to rescind its contract with the primary carrier. The arbitration proceedings will likely take many months to resolve. As such, it is too early to determine whether the arbitration decision will be in the ceding company's favor and therefore benefit OPL. The Company continues to reserve for losses and loss expenses without regard to the likelihood of rescission.

The Company recently audited the books and records of another program. On the advice of Counsel, the Company has subsequently issued a Reservation of Rights letter indicating that the Company will not make any further loss payments under the program until such time as the ceding company has satisfactorily resolved a number of serious issues highlighted by the audit. The Reservation of Rights has resulted in the ceding company serving an arbitration demand and drawing down funds from the Company's letter of credit. Party arbitrators have been appointed but the arbitration panel has not yet been constituted because of ongoing high-level discussions between the parties. In the meantime, management believes that current accrued losses and loss expenses are adequate to meet our obligations under the contract.

Amid continued volatility in world wide bond and equity markets, net investment losses related to our reinsurance segment for the three months ended June 30, 2000 were $29.8 million, compared to gains of $114.2 million for the same period in 1999. The comparative performance of the investment markets reflected concerns of inflationary pressures and resulting increasing interest rates. Net investment income includes both realized and unrealized gains and losses on investments.

------------

The Company's U.S. S&P 500 based equity portfolio, which closely tracks the index, decreased by 2.2% or $22.1 million for the three months ended June 30, 2000 compared to a gain of $72.3 million for the same period in 1999. Our emerging markets equity portfolio lost 9.7% or $23.7 million for the three months ended June 30, 2000 compared to gains of $55.3 million in the same period in 1999, reflecting a 10% decline in emerging markets indices in April 2000 alone. Our global bond portfolio benefited from a reduction in short-term interest rate expectations during the latter part of the quarter and returned 1.0% or $3.8 million for the quarter compared to a decline of $19.9 million for the same quarter in 1999. Our U.S. strategic income portfolio, which is a combination of fixed income investments, also benefited and returned 1.8% or $10.2 million for the three months ended June 30, 2000 compared to $6.0 million for the same period in 1999.

Real Estate and Leasing:
------------------------

(In thousands)                                                         2000                    1999
---------------------------------------------------------------------------------------------------
REVENUE:
Office buildings                                                   $ 39,203                $ 36,486
Hotel                                                                28,959                  27,925
Leasing                                                               5,552                   5,483
---------------------------------------------------------------------------------------------------
                                                                     73,714                  69,894
---------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                  (39,379)                (37,467)
Interest expense                                                    (17,575)                (17,706)
Depreciation                                                         (9,509)                 (8,933)
Minority interest in earnings                                          (929)                   (673)
---------------------------------------------------------------------------------------------------
                                                                    (67,392)                (64,779)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Operating income                                                      6,322                   5,115
---------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                             8,015                    (139)
Other                                                                 5,084                   4,388
---------------------------------------------------------------------------------------------------
Investment income                                                    13,099                   4,249
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Real estate and leasing income                                     $ 19,421                $  9,364
===================================================================================================

Office building revenue increased by 7.4% for the quarter ended June 30, 2000 from $36.5 million for the same period in 1999. This increase of $2.7 million was due to increased revenues at all buildings including a $1.4 million increase at Copley Place. Hotel revenue increased $1.0 million due to an increase in room and occupancy rates over the same period in 1999. Leasing revenue has increased from $5.5 million in the second quarter of 1999 to $5.6 million in the second quarter of 2000 due to a $0.1 million increase in variable toll lease revenue of the Ramapo Ridge data processing facility as a result of an inflationary adjustment in rates and an increased volume of accounts processed.

Operating expenses have increased by $1.9 million primarily due to increases in operating expenses at the hotel and Madison Plaza and additional real estate taxes at Copley Place. The increase in operating expenses at the hotel is primarily due to higher cost of sales as a result of increased revenues and annual wage increases.

Investment income increased by $8.9 million from the same period in 1999 primarily as a result of an increase in the value of the real estate investment trusts.

Real estate and leasing income for the quarter ended June 30, 2000 increased by $10.1 million over the same period in 1999 primarily due to increased investment income and also increased profitability of the office buildings, primarily Copley Place.

Net Income:
-----------

Net income decreased by $670.2 million from the same period in 1999 due primarily to the matters discussed above for the reserve strengthening, the comparative performance of the investment markets and the loss of the shipper's risk program on October 1, 1999. Net loss per share was $4.02 compared to income per share of $1.37 for the same period in 1999.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

Reinsurance:
------------

(In thousands)                                                         2000                     1999
----------------------------------------------------------------------------------------------------
Gross premiums written                                            $ 464,503                $ 635,781
Premiums ceded                                                      (43,776)                  (7,565)
----------------------------------------------------------------------------------------------------
Net premiums written                                                420,727                  628,216
Change in unearned premiums                                        (128,293)                (183,526)
----------------------------------------------------------------------------------------------------
Premiums earned                                                     292,434                  444,690
Commission income                                                     2,768                    2,842
----------------------------------------------------------------------------------------------------
                                                                    295,202                  447,532
----------------------------------------------------------------------------------------------------
Losses and loss expenses                                           (687,447)                (267,583)
Commissions and taxes                                               (86,616)                 (62,903)
----------------------------------------------------------------------------------------------------
                                                                   (774,063)                (330,486)
----------------------------------------------------------------------------------------------------
Underwriting (loss) income                                         (478,861)                 117,046
----------------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                                       (11,453)                 113,110
Emerging market equities                                            (19,320)                  76,824
Fixed income                                                          2,890                  (45,111)
Strategic income mutual fund                                         13,386                   14,162
Other                                                                 7,887                    3,703
Expenses                                                             (2,683)                  (3,004)
----------------------------------------------------------------------------------------------------
Investment (loss) income                                             (9,293)                 159,684
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Reinsurance (loss) income                                         $(488,154)               $ 276,730
====================================================================================================

For the six months ended June 30, 2000 our reinsurance segment experienced an underwriting loss of $478.9 million compared to income of $117.0 million for the six months ended June 30, 1999. This underwriting loss was largely due to a reserve strengthening adjustment of $460.0 million made as a result of our second quarter actuarial review discussed earlier. This adjustment primarily related to the accident & health, aviation, multi-line, marine and property lines of business.

Gross reinsurance premiums written decreased by $171.3 million for the six months ended June 30, 2000 compared with the same period in the prior year, primarily due to the loss of the shipper's risk reinsurance business and the non-renewal of a number of programs, mainly in the first quarter. The shipper's risk business related to the reinsurance of customer packages shipped by UPS. This had historically been our largest reinsurance program up until its cancellation effective October 1, 1999. This business had generated $181.7 million of premiums written for the six months ended June 30, 1999.

In addition, we declined to renew several accident and health, aviation, marine and multi-line programs during the six months ended June 30, 2000, as such programs did not meet our return requirements. This resulted in a decrease in premiums written of $106.2 million compared to the prior year. We also cancelled a number of existing property programs with premiums written of $76.0 million to avoid an aggregation of exposure with the new property catastrophe risks written for the first time in 2000. This new property catastrophe business generated premiums of $52.2 million for the six months ended June 30, 2000. We started to write property catastrophe business as we believe that the risk-return characteristics will be more favorable, over the long term, than from prior property programs.

Renewals accounted for $307.6 million of premiums written during the six months ended June 30, 2000 compared with $386.1 million during the six months ended June 30, 1999. We also wrote 18 new programs with premiums of $125.4 million during the six months ended June 30, 2000 compared with 10 new programs yielding premiums of $56.7 million in the same period in 1999. Accident and health and aviation were the largest contributors to the increase in new business. Revisions to original premium estimates reduced premiums written by $20.7 million for the six months ended June 30, 2000.

Premiums ceded increased to $43.8 million for the six months ended June 30, 2000, compared to $7.6 million for the same period last year. This follows our purchase of several layers of excess of loss protection for the aviation book of business. The reinsurance protection provides coverage of $77.0 million in excess of $3.0 million for a single loss event. In addition we purchased additional common account protection on our new accident & health programs and entered in to a quota share retrocession of our property catastrophe business.

Reinsurance premiums earned decreased by $152.3 million for the six months ended June 30, 2000 compared with the same period in the prior year, primarily as a result of the loss of the shipper's risk reinsurance and the other factors discussed above.

------------

Despite the decrease in premiums earned for the six months ended June 30, 2000, commissions and taxes increased to $86.6 million from $62.9 million during the same period last year. The increase relates to the expensing of $30.4 million of deferred acquisition costs that are not expected to be recoverable as a result of anticipated underwriting losses arising from the future recognition of unearned premiums.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 264.7% for the six months ended June 30, 2000 from 74.3% for the corresponding period in 1999. Net underwriting loss for the six months ended June 30, 2000 was $478.9 million compared to income of $117.0 million for the same period in 1999. This decrease in income of $595.9 million was principally due to two several factors:

 . the reserve strengthening adjustments of $460 million, and . the cancellation of the shipper's risk program which contributed underwriting income of $116.4 million for the six months ended June 30, 1999

For the six months ended June 30, 2000, bond and equity markets around the world were extremely volatile, resulting in a net investment loss related to our reinsurance segment for the six months ended June 30, 2000 of $9.3 million, compared to net investment income of $159.7 million for the same period in 1999. Net investment income includes both realized and unrealized gains and losses on investments.

Our U.S. S&P 500 based equity portfolio, which closely tracks the index, decreased by 0.3% for the six months ended June 30, 2000 generating losses of $11.5 million as compared to gains of $113.1 million for the same period in 1999. Our emerging markets equity portfolio decreased by 8.1% or $19.3 million for the six months ended June 30, 2000 compared to income of $76.8 million for the same period in 1999. This was primarily as a result of a 10% decline in emerging markets indices in April 2000. Despite a depreciating euro and rising interest rates, our global bond portfolio returned 0.5% or $2.9 million for the six months ended June 30, 2000 compared to a loss of $45.1 million in 1999. Our U.S. strategic income portfolio, which is a combination of fixed income investments, returned 2.6% or $13.4 million for the six months ended June 30, 2000 compared to $14.2 million for the same period 1999.

Real Estate and Leasing:
------------------------

(In thousands)                                                          2000                     1999
-----------------------------------------------------------------------------------------------------
REVENUE:
Office buildings                                                   $  77,326                $  74,136
Hotel                                                                 51,265                   48,254
Leasing                                                               11,081                   10,667
-----------------------------------------------------------------------------------------------------
                                                                     139,672                  133,057
-----------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                   (76,221)                 (72,209)
Interest expense                                                     (35,167)                 (36,006)
Depreciation                                                         (18,734)                 (17,854)
Minority interest in earnings                                         (1,608)                  (1,238)
-----------------------------------------------------------------------------------------------------
                                                                    (131,730)                (127,307)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Operating income                                                       7,942                    5,750
-----------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                             10,772                     (710)
Other                                                                  9,882                    8,618
-----------------------------------------------------------------------------------------------------
Investment income                                                     20,654                    7,908
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Real estate and leasing income                                     $  28,596                $  13,658
=====================================================================================================

Office building revenue increased by 4.3% for the six months ended June 30, 2000 from $74.1 million for the same period in 1999. This increase of $3.2 million was primarily due to increased revenues at Copley Place. Hotel revenue increased $3.0 million due to an increase in room and occupancy rates over the same period in 1999. Leasing revenue has increased from $10.7 million in the six months ended June 30, 1999 to $11.1 million in the six months ended June 30, 2000 due to a $0.4 million increase in variable toll lease revenue of the Ramapo Ridge data processing facility as a result of an inflationary increase in rates and an increased volume of accounts processed.

Operating expenses have increased by $4.0 million primarily due to increases in operating expenses at the hotel and additional real estate taxes at Copley Place. The increase in operating expenses at the hotel is primarily due to higher cost of sales as a result of increased revenues and annual wage increases.

Investment income increased by $12.7 million from the same period in 1999 primarily as a result of an increase in the value of the real estate investment trusts.

Real estate and leasing income for the six months ended June 30, 2000 increased by $14.9 million over the same period in 1999 primarily due to increased investment income, increased profitability of Copley Place, Atlanta Financial Center and the hotel and increased variable toll lease revenue at the Ramapo Ridge data processing facility.

Net Income:
-----------

Net income decreased by $755.6 million from the same period in 1999 due to the significant underwriting losses and the comparative performance of the investment markets. The underwriting losses were primarily due to a $460.0 million reserve strengthening adjustment for programs written in prior years and also the loss of the shipper's risk program. Net income from shipper's risk for the six months ended June 30, 2000 and 1999 was $nil and $116.4 million, respectively. Net loss per share was $3.86, compared to income per share of $2.21 for the same period in 1999.

Liquidity and Capital Resources
-------------------------------

Our cash and cash equivalents decreased by $94.1 million during the six months ended June 30, 2000 compared to an increase of $134.0 million in the same period in 1999. Operating activities generated $10.4 million, investing activities used $4.9 million and financing activities used $99.6 million compared to $150.5 million, $3.7 million and $12.8 million respectively, in the same period in 1999.

Reinsurance operations used $25.9 million for the six months ended June 30, 2000 compared to an inflow of $154.8 million for the same period in 1999. This was largely due to the loss of the shipper's risk program and significant loss payments on accident & health, marine and multi-line programs. Real estate operations generated $24.4 million for the six months ended June 30, 2000 compared to $16.3 million for the same period in 1999. We received $33.8 million of interest and dividends, purchased $549.9 million of traded investments and sold $536.0 million of investments in our trading portfolio compared to $28.3 million, $533.9 million and $489.9 million respectively, for the same period in 1999.

During the six months ended June 30, 2000 we purchased $19.2 million of shares from our shareowners. For the same period in 1999 we purchased $109.8 million of shares from our shareowners and received $104.2 million from sales of shares. On March 10, 2000, we paid a dividend of $0.60 per share resulting in a cash outflow of $74.3 million.

We are currently in negotiations to sell two of our real estate properties, and may sell others as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

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

The Board has also authorized existing shareowners to purchase up to 10,000 shares of OPL Common Stock subject to registration of our shares for sale with the Securities and Exchange Commission.

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

Recent Developments
-------------------

As disclosed in the Taxation section of our Form 10-K for the year ended December 31, 1999 ("1999 10-K"), under the passive foreign investment company ("PFIC") rules, a United States shareowner of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL were "passive income", or if at least 50% of the average assets of OPL were to produce, or were held for the production of, "passive income." In general, income derived in the active conduct of an insurance business does not constitute "passive income," and assets that produce or are held for the production of such income do not constitute "passive assets." The opinion issued by the United States Tax Court against UPS, discussed in the Reinsurance Activities section of the 1999 10-K, taxes to UPS the shipper's risk reinsurance premium income received by OPL in past years. However, the Tax Court did not decide whether shipper's risk reinsurance premiums received by OPL are "active income" of OPL, which was not a party to the case. The explanation contained in the 1999 10-K notes that it is not clear what, if any, position the IRS might take regarding the character of the shipper's risk reinsurance premiums to OPL.

During the second quarter of 2000, OPL was advised by the IRS of the existence of an internal IRS memorandum that, among other things, consistent with the outcome of the UPS case in the Tax Court, concludes that the shipper's risk reinsurance premiums are not income of OPL and that the associated investment income is not "active income" for purposes of the PFIC rules. The IRS memorandum is expressly not binding on IRS auditing agents. However, based upon certain assumptions and conclusions therein, the IRS could seek to impose the PFIC rules against OPL's U.S. shareholders for one or more past years. It is not known at this time whether the IRS will attempt to do so. It should be noted, in this regard, that the UPS Tax Court decision in question is being appealed to the U.S. Court of Appeals.

If OPL were found to be a PFIC in any year, those U.S. shareholders who held OPL shares in that year would suffer adverse tax consequences with respect to certain dispositions of and distributions on the shares. In general, gain realized on the disposition of the shares would not be eligible for capital gain treatment, and such gain as well as certain distributions on the shares would be taxed under a special regime that would substantially increase the tax cost with respect to the disposition or distribution. In addition, under the PFIC regime, gain generally must be recognized from transactions that otherwise would be entitled to nonrecognition treatment.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          PART II,  OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------
a)  Exhibits:  27 - Financial Data Schedule (For SEC use only)
    --------

b)  Reports on Form 8-K:  No reports on Form 8-K were filed during the quarter
    -------------------
ended June 30, 2000.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



Date:  August 11, 2000                     OVERSEAS PARTNERS LTD.




                                           By: /s/ Mary R. Hennessy
                                               --------------------
                                           Mary R. Hennessy
                                           Chief Executive Officer and President


                                           By: /s/ Mark R. Bridges
                                               -------------------
                                           Mark R. Bridges
                                           Vice President and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)