Form 10-Q
period 2000-09-30
OVERSEAS PARTNERS LTD
filed 2000-11-14
CIK 740125

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

                              -------------------

For Quarter Ended  September 30, 2000             Commission file Number 0-11538
                   ------------------                                    -------


                            Overseas Partners Ltd.
    -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Islands of Bermuda                                           N/A
  ----------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


        Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08,   Bermuda
  ----------------------------------------------------------------------------
             (Address of principal executive offices)          (Zip Code)


    Registrant's telephone number, including area code (441) 295-0788
                                                       ---------------


                                Not Applicable
         ------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                              121,669,147 Shares
                           -------------------------
                        Outstanding at November 6, 2000

                         PART I, FINANCIAL INFORMATION
                         -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
              (In thousands, except share and per share amounts)
              --------------------------------------------------

                                                                               September 30,   December 31,
                                                                               -------------   ------------
                                                                                        2000            1999
                                                                                        ----            ----
                                                                                (Unaudited)
                                                                                -----------

ASSETS:
Investments:
   Trading, at fair value-
       Debt securities (amortized cost 2000-$545,675 1999-$559,416)               $  492,429     $  512,148
       Equity securities (cost 2000-$1,306,417 1999-$1,223,954)                    1,692,486      1,737,498
   Restricted investments, held-to-maturity, at amortized cost
       (fair value 2000-$274,470 1999-$254,619)                                      246,583        242,931
-----------------------------------------------------------------------------------------------------------
                                                                                   2,431,498      2,492,577
Cash and cash equivalents                                                            371,087        450,336
Receivables                                                                          951,633        711,495
Deferred acquisition costs                                                            65,477         87,146
Real estate and leasing:
  Operating leases with UPS                                                           96,958         98,847
  Finance leases                                                                      44,278         45,400
  Hotel                                                                              156,319        159,403
  Office buildings                                                                   620,360        790,864
Other assets
  Goodwill                                                                            21,757         23,977
  Other                                                                               88,528         55,237
-----------------------------------------------------------------------------------------------------------
Total assets                                                                      $4,847,895     $4,915,282
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                  $1,569,929     $  972,201
Unearned premiums                                                                    422,241        376,745
Reinsurance balances payable                                                          76,359         43,466
Accounts payable and other accruals                                                   55,604         48,632
Deferred income taxes                                                                 21,081         16,542
Long-term debt                                                                       764,179        866,144
Minority interest                                                                     43,607         44,169
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                 $2,953,000     $2,367,899
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                             --             --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                             --             --
Common Stock, par value $0.10 per share; authorized 900 million shares;
    issued 127.5 million shares; outstanding 122,923,157 shares                       12,750         12,750
Contributed surplus                                                                   39,991         39,991
Retained earnings                                                                  1,933,763      2,556,774
Treasury stock (2000 - 4,576,843 shares,  1999 - 3,108,585 shares), at cost          (91,609)       (62,132)
-----------------------------------------------------------------------------------------------------------
Total members' equity                                                              1,894,895      2,547,383
-----------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                             $4,847,895     $4,915,282
-----------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                   (In thousands,  except per share amounts)
                   -----------------------------------------
                                  (Unaudited)
                                  -----------

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------        -------------------------------
                                                         2000               1999                2000                1999
                                                         ----               ----                ----                ----
REVENUES:
Gross reinsurance premiums written                     $ 93,906           $200,005           $  558,409           $ 835,786
Reinsurance premiums ceded                               (8,198)           (17,840)             (51,974)            (25,405)
---------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums written                             85,708            182,165              506,435             810,381
Change in unearned premiums                              93,228             48,588              (35,065)           (134,938)
---------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums earned                             178,936            230,753              471,370             675,443
Commission income                                         1,446              1,347                4,214               4,189
Operating leases with UPS                                 4,605              4,563               13,847              13,325
Finance leases                                              907                941                2,746               2,846
Hotel                                                    28,554             26,440               79,819              74,694
Office buildings                                         35,185             37,037              112,511             111,173
Gain on sale of office buildings                         49,499                  -               49,499                   -
Interest                                                 15,959             14,007               46,474              39,011
Net holding (loss) gain on trading securities           (38,569)           (76,978)             (68,391)             54,972
Amortization of fixed income securities                   3,691              3,667               11,055              10,985
Dividends                                                 2,558              2,582                8,545               8,906
---------------------------------------------------------------------------------------------------------------------------
                                                        282,771            244,359              731,689             995,544
---------------------------------------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                    148,755            187,374              836,202             454,957
Reinsurance commissions, taxes and other                 32,542             32,086              119,158              94,989
Depreciation expense                                      8,672              9,030               27,406              26,884
Real estate and leasing operating expenses               38,614             36,568              114,835             108,777
Interest expense                                         16,885             17,874               52,052              53,880
Minority interest in earnings                             1,087                720                2,695               1,958
Investment expenses                                       1,509              1,541                4,192               4,545
Amortization of goodwill                                    746                737                2,239               1,989
Other operating expenses                                  3,779              3,079               10,335               9,265
---------------------------------------------------------------------------------------------------------------------------
                                                        252,589            289,009            1,169,114             757,244
---------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                        30,182            (44,650)            (437,425)            238,300
Income taxes                                            (27,737)            (2,058)             (37,305)             (6,535)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $  2,445           $(46,708)          $ (474,730)          $ 231,765
---------------------------------------------------------------------------------------------------------------------------
Basic and diluted net income (loss) per share          $   0.02           $  (0.37)          $    (3.84)          $    1.84
---------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding           123,312            126,821              123,565             126,248
---------------------------------------------------------------------------------------------------------------------------



           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                  ------------------------------------------
                 Nine Months Ended September 30, 2000 and 1999
                 ---------------------------------------------
                                (In thousands)
                                --------------
                                  (Unaudited)
                                  -----------

                                               Common Stock       Treasury Stock                                 Total
                             Preference     ----------------    -----------------   Contributed    Retained     Members'
                               Stock         Shares   Amount     Shares    Amount     Surplus      Earnings      Equity
                             ----------     -------  -------    -------   -------   -----------   ----------   ----------

Balance, January 1, 1999       $     --     127,500   $12,750     (277)  $  (4,703)   $39,757     $2,476,865   $2,524,669
Net income                           --          --        --       --          --         --        231,765      231,765
Purchase of shares                   --          --        --   (7,174)   (142,290)        --             --     (142,290)

Sale of treasury stock               --          --        --    5,802     114,278        234             --      114,512

Dividend declared ($1.20
 per share)                          --          --        --       --          --         --       (152,886)    (152,886)
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999    $     --     127,500   $12,750   (1,649)  $ (32,715)   $39,991     $2,555,744  $ 2,575,770
-------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000       $     --     127,500   $12,750   (3,109)  $ (62,132)   $39,991     $2,556,774  $ 2,574,383

Net loss                             --          --        --       --          --         --       (474,730)   (474,8730)

Purchase of shares                   --          --        --   (1,468)    (29,477)        --             --      (29,477)

Dividends declared ($1.20
 per share)                          --          --        --       --          --         --       (148,281)    (148,281)
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000     $    --     127,500   $12,750   (4,577)  $ (91,609)   $39,991     $1,933,763   $1,894,895
-------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)
                                --------------
                                  (Unaudited)
                                  -----------

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2000                1999
                                                                              ----                ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                            $(474,730)        $ 231,765
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                                          4,539            (3,746)
  Depreciation expense                                                          27,406            26,884
  Minority interest in earnings                                                  2,695             1,958
  Net holding loss (gain) on trading securities                                 68,391           (54,972)
  Amortization of fixed income securities                                      (11,055)          (10,985)
  Gain on sale of office buildings                                             (49,499)                -
  Other                                                                         (1,708)            3,148
Changes in assets and liabilities:
  Receivables                                                                 (240,138)         (270,936)
  Deferred acquisition costs                                                    21,669           (30,929)
  Other assets                                                                 (33,291)          (37,118)
  Accrued losses and loss expenses                                             597,728           257,797
  Unearned premiums                                                             45,496           151,049
  Reinsurance balances payable                                                  32,893            26,803
  Accounts payable and other accruals                                            6,972             5,926
Proceeds from sale of trading investments                                      822,696           955,139
Purchase of trading investments                                               (826,278)         (717,304)
--------------------------------------------------------------------------------------------------------
Net cash flow (used) provided by operating activities                           (6,214)          534,479
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from maturity of restricted investments                                10,673             8,473
Purchase of restricted investments                                              (3,348)             (857)
Net proceeds from sale of office buildings                                     123,224                 -
Additions to real estate and leasing assets                                    (15,035)           (4,649)
--------------------------------------------------------------------------------------------------------
Net cash flow provided by investing activities                                 115,514             2,967
--------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                                    (29,477)         (142,290)
Proceeds from sale of treasury stock                                                 -           114,512
Repayment of debt                                                               (7,534)           (7,101)
Distributions to minority interest                                              (3,257)           (3,871)
Dividends paid                                                                (148,281)         (152,886)
--------------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                                    (188,549)         (191,636)
--------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                           (79,249)          345,810

Cash and cash equivalents:
Beginning of period                                                            450,336           170,855
--------------------------------------------------------------------------------------------------------
End of period                                                                $ 371,087         $ 516,665
--------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period:
   U.S. income taxes                                                         $  24,484         $   5,178
   Interest                                                                  $  46,783         $  47,169
Assignment of debt in partial consideration for sale of office buildings     $  94,473         $       -
--------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 2000
                              ------------------
                                  (Unaudited)
                                  -----------


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

The results of operations for the nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 2000
                              ------------------
                                  (Unaudited)
                                  -----------

3.  TAXES
    -----

OPL is organized under the laws of the Islands of Bermuda and does not consider itself to carry on business through a permanent establishment in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the U.S., including Overseas Partners Capital Corp. ("OPCC"). OPCC, but not OPL, is subject to U.S. income taxes. Following the close of the third quarter, OPL acquired a U.S. insurance company, Overseas Partners US Reinsurance Company ("OPUS Re"), through its newly formed US holding company, Overseas Partners US Holding Company ("OPUS Holdings"). (See Note 7, Subsequent Event-Acquisition.) As U.S. domiciled companies, OPUS Re and OPUS Holdings are subject to US income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

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

4.  BUSINESS SEGMENTS
    -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and includes accident & health, automobile, aviation, marine, property, property catastrophe, workers' compensation and financial classes of reinsurance business. Prior to October 1, 1999 the Company also provided shipper's risk reinsurance. Real estate and leasing activities are owned and managed through United States subsidiaries of Overseas Partners Capital Corp., a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the periods ended September 30, 2000 and 1999. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended September 30, 2000 and 1999.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 2000
                              ------------------
                                  (Unaudited)
                                  -----------


4.  BUSINESS SEGMENTS (continued)
    -----------------

                                            Three months ended September 30,     Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------
(In thousands)                                 2000              1999                2000              1999
------------------------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                            $178,936          $230,753           $ 471,370          $675,443
  Commission income                             1,446             1,347               4,214             4,189
  Investment (loss) income                    (32,650)          (57,887)            (39,260)          104,801
------------------------------------------------------------------------------------------------------------------
                                              147,732           174,213             436,324           784,433
------------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                      69,251            68,981             208,923           202,038
  Gain on sale of office buildings             49,499                 -              49,499                 -
  Investment income                            16,289             1,165              36,943             9,073
------------------------------------------------------------------------------------------------------------------
                                              135,039            70,146             295,365           211,111
------------------------------------------------------------------------------------------------------------------
Consolidated                                  282,771           244,359             731,689           995,544
------------------------------------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES
Reinsurance                                   (35,074)          (46,788)           (523,228)          229,942
Real estate and leasing                        69,781             5,954              98,377            19,612
Other operating expenses                       (4,525)           (3,816)            (12,574)          (11,254)
------------------------------------------------------------------------------------------------------------------
Consolidated                                 $ 30,182          $(44,650)          $(437,425)         $238,300
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
(In thousands)                            September 30,          December 31, 1999
                                                   2000                  (Audited)
------------------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                       $2,312,990                 $2,581,509
  Other                                       1,075,279                    808,127
------------------------------------------------------------------------------------
                                              3,388,269                  3,389,636
------------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                          489,595                    383,016
  Other                                         970,031                  1,142,630
------------------------------------------------------------------------------------
                                              1,459,626                  1,525,646
------------------------------------------------------------------------------------
Consolidated                                 $4,847,895                 $4,915,282
------------------------------------------------------------------------------------

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

The Company's largest reinsurance program, until its cancellation effective October 1, 1999, related to the reinsurance of customer packages shipped by UPS. Earned premiums on shipper's risk reinsurance were $nil and $91.8 million for the three months ended September 30, 2000 and 1999, respectively. Net underwriting income from shipper's risk reinsurance was $nil and $59.5 million for the three months ended September 30, 2000 and 1999, respectively. OPL earned premiums of $12.8 million and $12.0 million for the three months ended September 30, 2000 and 1999, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance company, for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes a data processing facility leased to UPS subsidiaries. Total rent from the facility lease was $4.6 million and $4.6 million for the three months ended September 30, 2000 and 1999, respectively.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                              SEPTEMBER 30, 2000
                              ------------------
                                  (Unaudited)
                                  -----------

4.  BUSINESS SEGMENTS (continued)
    -----------------

Earned premiums on shipper's risk reinsurance were $nil and $273.5 million for the nine months ended September 30, 2000 and 1999, respectively. Net underwriting income from shipper's risk reinsurance was $nil and $175.9 million for the nine months ended September 30, 2000 and 1999, respectively. OPL earned premiums of $40.8 million and $36.2 million for the nine months ended September 30, 2000 and 1999, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance company, for employees of a UPS subsidiary located in the State of California. Total rent from the facility lease was $13.8 million and $13.3 million for the nine months ended September 30, 2000 and 1999, respectively.

5.  BERMUDA INSURANCE REGULATION
    ----------------------------

The Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its wholly-owned reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the nine months ended September 30, 2000 and 1999, they each met these requirements.

6.  CONTINGENCIES
    -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS, but a recent opinion by the United States Tax Court found that the insurance program, as offered through UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, Overseas Partners Capital Corp., were added as defendants in another class action lawsuit, also pending in the Southern District of New York. The amended complaint alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

7.  SUBSEQUENT EVENT - ACQUISITION
    ------------------------------

On October 2, 2000 OPL completed the acquisition of OPUS Re (formerly known as Reliance Reinsurance Company) for $6 million, plus its capital and surplus of approximately $28.6 million at the date of closing. The acquisition includes a team of 48 professionals and staff. This transaction does not involve the assumption of any reinsurance liabilities previously underwritten by Reliance Reinsurance Company. OPUS Re's principal operations are located in Philadelphia. Since the completion of the acquisition OPL has made capital contributions to OPUS Re such that OPUS Re now has capital of approximately $275
million.   OPUS Re operates as a subsidiary of OPUS Holdings, which is wholly owned by OPL.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                          (Transacted in U.S. Dollars)
                          ----------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Reinsurance:
------------

(In thousands)                                                          2000                     1999
-----------------------------------------------------------------------------------------------------
Gross premiums written                                             $  93,906                $ 200,005
Premiums ceded                                                        (8,198)                 (17,840)
-----------------------------------------------------------------------------------------------------
Net premiums written                                                  85,708                  182,165
Change in unearned premiums                                           93,228                   48,588
-----------------------------------------------------------------------------------------------------
Premiums earned                                                      178,936                  230,753
Commission income                                                      1,446                    1,347
-----------------------------------------------------------------------------------------------------
                                                                     180,382                  232,100
-----------------------------------------------------------------------------------------------------
Losses and loss expenses                                            (148,755)                (187,374)
Commissions and taxes                                                (32,542)                 (32,086)
-----------------------------------------------------------------------------------------------------
                                                                    (181,297)                (219,460)
-----------------------------------------------------------------------------------------------------
Underwriting (loss) income                                              (915)                  12,640
-----------------------------------------------------------------------------------------------------
Investment income:
U.S. equities                                                         (5,468)                 (54,534)
Emerging market equities                                             (27,952)                  (9,728)
Fixed income                                                         (14,906)                   6,613
Strategic income mutual fund                                          11,469                   (3,680)
Other                                                                  4,207                    3,442
Expenses                                                              (1,509)                  (1,541)
-----------------------------------------------------------------------------------------------------
Investment loss                                                      (34,159)                 (59,428)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Reinsurance loss                                                   $ (35,074)               $ (46,788)
=====================================================================================================

The Company was originally formed to provide shipper's risk reinsurance covering customer packages shipped by UPS. The program was cancelled effective October 1, 1999, following an adverse tax opinion issued against UPS earlier that year. This had historically been our largest reinsurance program, generating up to $380 million and $240 million of annual premium revenue and net underwriting income, respectively.

Gross reinsurance premiums written decreased by $106.1 million for the three months ended September 30, 2000 compared with the same period in the prior year. The decrease was primarily due to the loss of the shipper's risk reinsurance business, which had generated $91.8 million of premiums written for the three months ended September 30, 1999. This was partially offset by two new programs in our financial and property (agricultural) lines, which generated $70.0 million and $15.4 million of premiums written, respectively for the three months ended September 30, 2000 compared with five new programs generating $64.8 million of premiums written for the three months ended September 30, 1999. Three of these programs, with premiums written of $62.2 million, were not subsequently renewed in 2000. $27.6 million of additional premiums were generated from our new property catastrophe business. Renewals accounted for $3.0 million of premiums written during the three months ended September 30, 2000 compared with $24.4 million during the three months ended September 30, 1999. Premium adjustment reduced premiums written by $22.1 million for the quarter ended September 30, 2000 compared to an increase of $19.0 million for the three months ended September 30, 1999.

Premiums ceded decreased to $8.2 million for the three months ended September 30, 2000 from $17.8 million for the same period last year. Premiums ceded in 1999 included common account protection on a large property program. This program was subsequently cancelled in 2000. The majority of the premium ceded for the quarter ended September 30, 2000 is as a result of a quota share retrocession of our new property catastrophe business.

Reinsurance premiums earned decreased by $51.8 million for the three months ended September 30, 2000 compared with the same period in the prior year, primarily as a result of the loss of the shipper's risk reinsurance and the cancellation of ten programs in the accident & health, aviation, marine and multi-line lines of business in the first quarter of 2000. This decrease was offset by $27.3 million of earned premium on the new property catastrophe business entered into in 2000.

------------

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 101.3% for the three months ended September 30, 2000 from 95.1% for the corresponding period in 1999. Net underwriting loss for the quarter was $0.9 million compared to income of $12.6 million for the same period in 1999, a decrease in income of $13.6 million. During the third quarter of 1999 the shipper's risk program contributed underwriting income of $59.5 million which was offset by adverse development of approximately $40 million on programs in each of the marine, workers' compensation and accident & health lines of business.

The Company provided retrocessional reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable. Thus, if the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and will likely take many months to resolve. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer's favor and therefore benefit OPL as its retrocessionaire. The Company continues to reserve for losses and loss expenses without regard to any possibility that the reinsurer's contract will be rescinded and therefore no losses ceded to the Company.

The Company previously audited the books and records of another program. On the advice of counsel, the Company subsequently issued a Reservation of Rights letter indicating that the Company would not make any further loss payments under the program until such time as the ceding company had satisfactorily resolved a number of serious issues highlighted by the audit. The Reservation of Rights resulted in the ceding company serving an arbitration demand and drawing down funds from the Company's letter of credit. During the third quarter the Company resolved its differences with the ceding company and the arbitration demand was withdrawn.

Amid continued volatility in world wide bond and equity markets, net investment losses related to our reinsurance segment for the three months ended September 30, 2000 were $34.2 million, compared to losses of $59.4 million for the same period in 1999. Net investment income includes both realized and unrealized gains and losses on investments.

The Company's U.S. S&P 500 based equity portfolio, which closely tracks the index, decreased by 0.7% or $5.5 million for the three months ended September 30, 2000 compared to a loss of $54.5 million for the same period in 1999. Our emerging markets equity portfolio lost 12.7% or $28.0 million for the three months ended September 30, 2000 compared to a loss of $9.7 million in the same period in 1999. The global bond portfolio was down 2.8% or $14.9 million for the quarter compared to a gain of $6.6 million for the same quarter in 1999, primarily due to the weakening euro. Our U.S. strategic income portfolio, which is a combination of fixed income strategies, returned 2.3% or $11.5 million for the three months ended September 30, 2000 compared to a loss of $3.7 million for the same period in 1999. Cash and cash equivalents earned 3 month CD rates of approximately 6.5% compared to 6.0% for 1999.

Real Estate and Leasing:
------------------------

(In thousands)                                                         2000                    1999
---------------------------------------------------------------------------------------------------
REVENUE:
Office buildings                                                   $ 35,185                $ 37,037
Hotel                                                                28,554                  26,440
Leasing                                                               5,512                   5,504
Gain on sale of office buildings                                     49,499                       -
---------------------------------------------------------------------------------------------------
                                                                    118,750                  68,981
---------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                  (38,614)                (36,568)
Interest expense                                                    (16,885)                (17,874)
Depreciation                                                         (8,672)                 (9,030)
Minority interest in earnings                                        (1,087)                   (720)
---------------------------------------------------------------------------------------------------
                                                                    (65,258)                (64,192)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Operating income                                                     53,492                   4,789
---------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                            10,386                  (3,507)
Other                                                                 5,903                   4,672
---------------------------------------------------------------------------------------------------
Investment income                                                    16,289                   1,165
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Real estate and leasing income                                     $ 69,781                $  5,954
===================================================================================================

Office building revenue decreased by 5.0% for the quarter ended September 30, 2000 from $37.0 million for the same period in 1999. This decrease of $1.9 million was primarily due to the sale of 333 West Wacker and One Buckhead Plaza in August of 2000. Hotel revenue increased $2.1 million due to an increase in room and occupancy rates over the same period in 1999. Leasing revenue for the quarter is consistent with the same period last year.

In August 2000 we sold two of our office buildings. The net cash proceeds received were $123.2 million. The purchasers of both properties assumed the associated debt totaling $94.5 million. For 333 West Wacker we received net proceeds of $76.1 million and for One Buckhead Plaza we received $47.1 million. This resulted in pre-tax gains on sale of $25.2 million and $24.3 million respectively. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Operating expenses have increased by $2.0 million primarily due to increases in operating expenses at the hotel and Madison Plaza and additional real estate taxes at Copley Place. The increase in operating expenses at the hotel is primarily due to higher cost of sales as a result of increased revenues and annual wage increases.

Investment income increased by $15.1 million from the same period in 1999 primarily as a result of an increase in the value of the real estate investment trusts.

Real estate and leasing income for the quarter ended September 30, 2000 increased by $63.8 million over the same period in 1999 primarily due to the gains on sale of 333 West Wacker and One Buckhead Plaza and increased investment income.

Net Income:
-----------

Net income for the three months ended September 30, 2000 increased to $2.4 million from a net loss of $46.7 million for the same period in 1999 due to the gain on the disposal of office buildings and the comparatively stronger performance of the investment markets offset by the loss of the shipper's risk program. The tax charge increased significantly from the same period in 1999 due to the tax on the gains on sales of the office buildings. The tax charge for the three months ended September 30, 2000 was $27.7 million whereas the charge for the same period in 1999 was $2.0 million. Net income per share for the three months ended September 30, 2000 was $0.02 compared to a net loss per share of $0.37 for the same period in 1999.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Reinsurance:
------------

(In thousands)                                                         2000                     1999
----------------------------------------------------------------------------------------------------
Gross premiums written                                            $ 558,409                $ 835,786
Premiums ceded                                                      (51,974)                 (25,405)
----------------------------------------------------------------------------------------------------
Net premiums written                                                506,435                  810,381
Change in unearned premiums                                         (35,065)                (134,938)
----------------------------------------------------------------------------------------------------
Premiums earned                                                     471,370                  675,443
Commission income                                                     4,214                    4,189
----------------------------------------------------------------------------------------------------
                                                                    475,584                  679,632
----------------------------------------------------------------------------------------------------
Losses and loss expenses                                           (836,202)                (454,957)
Commissions and taxes                                              (119,158)                 (94,989)
----------------------------------------------------------------------------------------------------
                                                                   (955,360)                (549,946)
----------------------------------------------------------------------------------------------------
Underwriting (loss) income                                         (479,776)                 129,686
----------------------------------------------------------------------------------------------------

Investment income:
U.S. equities                                                       (16,921)                  58,576
Emerging market equities                                            (47,272)                  67,096
Fixed income                                                        (12,016)                 (38,498)
Strategic income mutual fund                                         24,855                   10,482
Other                                                                12,094                    7,145
Expenses                                                             (4,192)                  (4,545)
----------------------------------------------------------------------------------------------------
Investment (loss) income                                            (43,452)                 100,256
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Reinsurance (loss) income                                         $(523,228)               $ 229,942
====================================================================================================

As mentioned previously the shipper's risk program was cancelled effective October 1, 1999. The shipper's risk program was significant to the Company, not only because of the magnitude of the underwriting income, but also because its unique characteristics influenced our prior strategic and operational decision-making. Our long-term investment philosophy, our underwriting risk tolerance and our real estate diversification were all closely related to management's perceptions of the profitability, stability and liquidity of the shipper's risk program. Following the cancellation, management, in conjunction with independent consultants, performed a thorough assessment of our business operations, product lines and opportunities for future growth. As part of our second quarter review process we, and our independent actuaries, also completed a further evaluation of our reserve for accrued losses and loss expenses. In addition to the loss of the shipper's risk program our results for the nine month period ended September 30, 2000 reflect the results of our operational review, including:

     . reserve strengthening totaling $460 million during the second quarter, . the discontinuation of our property (non-catastrophe) and marine lines of business in the first quarter of 2000, . the cancellation of ten programs in the accident & health, aviation, marine and multi-line lines of business, also during the first quarter of 2000.

The reserve strengthening related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The charge to earnings included $30.4 million of irrecoverable deferred acquisition costs for estimated premium deficiencies on the unexpired portion of policies in force. The reserve strengthening reflected significant additional claims reported to the Company in the second quarter and our assessment of prevailing conditions in the reinsurance market, including industry announcements that indicate deterioration in loss estimates for 1999 storms and other large industry events.

As a result of the above, our reinsurance segment experienced an underwriting loss of $479.8 million for the nine months ended September 30, 2000 million compared to income of $129.7 million for the same period in 1999.

Gross reinsurance premiums written decreased by $277.4 million for the nine months ended September 30, 2000 compared with the same period in the prior year, primarily due to the loss of the shipper's risk reinsurance business and the non-renewal of a number of programs in the accident & health, aviation, marine and multi-line lines of business, as discussed earlier. The shipper's risk business had generated $273.5 million of premiums written for the nine months ended September 30, 1999.

------------

The non-renewal of the accident & health, aviation, marine and multi-line programs resulted in a decrease in premiums written of $191.2 million during the nine months ended September 30, 2000 compared to the prior year. We also cancelled a number of existing property programs with premiums written of $128.3 million to avoid an aggregation of exposure with the new property catastrophe risks written for the first time in 2000. We started to write property catastrophe business as we believe that the risk-return characteristics will be more favorable, over the long term, than from prior property programs. This new property catastrophe business generated premiums written of $79.8 million for the nine months ended September 30, 2000.

Renewals accounted for $311.3 million of premiums written during the nine months ended September 30, 2000 compared with $396.5 million during the nine months ended September 30, 1999. We also wrote 19 new programs with premiums of $177.8 million during the nine months ended September 30, 2000 compared with 15 new programs yielding premiums of $121.5 million in the same period in 1999. Seven of these programs, with premiums written of $101.9 million, were not subsequently renewed in 2000. Accident & health, financial and aviation were the largest contributors to the increase in new business. Revisions to original premium estimates reduced premiums written by $10.5 million for the nine months ended September 30, 2000 compared to an increase of $44.3 million for the nine months ended September 30, 1999.

Premiums ceded increased to $52.0 million for the nine months ended September 30, 2000, compared to $25.4 million for the same period last year. This follows our purchase of several layers of excess of loss protection for the aviation book of business. The reinsurance protection provides coverage of $77.0 million in excess of $3.0 million for a single loss event. In addition we purchased additional common account protection on our new accident & health programs and entered into a quota share retrocession of our property catastrophe business.

Premiums earned decreased by $204.1 million for the nine months ended September 30, 2000 compared with the same period in the prior year, primarily as a result of the loss of the shipper's risk reinsurance and the factors discussed above.

Despite the decrease in premiums earned for the nine months ended September 30, 2000, commissions and taxes increased to $119.2 million from $95.0 million during the same period last year. The increase relates to the expensing of $30.4 million of deferred acquisition costs that are not expected to be recoverable as a result of anticipated underwriting losses arising from the future recognition of unearned premiums.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 202.7% for the nine months ended September 30, 2000 from 81.4% for the corresponding period in 1999. Net underwriting loss for the nine months ended September 30, 2000 was $479.8 million compared to income of $129.7 million for the same period in 1999. This decrease in income of $609.5 million and increase in the combined ratio was principally due to two factors:

     . the reserve strengthening adjustments of $460 million during the second quarter as discussed earlier, and
     .  the cancellation of the shipper's risk program

For the nine months ended September 30, 2000, bond and equity markets around the world have struggled to produce positive returns. Net investment losses related to our reinsurance segment for the nine months ended September 30, 2000 were $43.5 million, compared to net investment income of $100.3 million, attributed primarily to a strong recovery in emerging markets, for the same period in 1999. Net investment income includes both realized and unrealized gains and losses on investments.

Our U.S. S&P 500 based equity portfolio, which closely tracks the index, decreased by 1.1% for the nine months ended September 30, 2000 generating losses of $16.9 million as compared to gains of $58.6 million for the same period in 1999. Our emerging markets equity portfolio is down 19.8% or $47.3 million for the nine months ended September 30, 2000 compared to income of $67.1 million for the same period in 1999. Our global bond portfolio lost 2.3% or $12.0 million for the nine months ended September 30, 2000 primarily due to the weakening euro, compared to a loss of $38.5 million in 1999. Our U.S. strategic income portfolio, which is a combination of fixed income investments, returned 5.0% or $24.9 million for the nine months ended September 30, 2000 compared to $10.5 million for the same period in 1999. Cash and cash equivalents earn 3 month CD rates.

Real Estate and Leasing:
------------------------

(In thousands)                                                          2000                     1999
-----------------------------------------------------------------------------------------------------
REVENUE:
Office buildings                                                   $ 112,511                $ 111,173
Hotel                                                                 79,819                   74,694
Leasing                                                               16,593                   16,171
Gain on sale of office buildings                                      49,499                        -
-----------------------------------------------------------------------------------------------------
                                                                     258,422                  202,038
-----------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                  (114,835)                (108,777)
Interest expense                                                     (52,052)                 (53,880)
Depreciation                                                         (27,406)                 (26,884)
Minority interest in earnings                                         (2,695)                  (1,958)
-----------------------------------------------------------------------------------------------------
                                                                    (196,988)                (191,499)
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Operating income                                                      61,434                   10,539
-----------------------------------------------------------------------------------------------------
Investment income:
Real estate investment trust certificates                             21,158                   (4,217)
Other                                                                 15,785                   13,290
-----------------------------------------------------------------------------------------------------
Investment income                                                     36,943                    9,073
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Real estate and leasing income                                     $  98,377                $  19,612
=====================================================================================================

Office building revenue increased by 1.2% for the nine months ended September 30, 2000 from $111.2 million for the same period in 1999. This increase of $1.3 million was primarily due to increased revenues at Copley Place offset by reductions in revenue following the sales of 333 West Wacker and One Buckhead Plaza. Hotel revenue increased $5.1 million due to an increase in room and occupancy rates over the same period in 1999. Leasing revenue has increased from $16.2 million in the nine months ended September 30, 1999 to $16.6 million in the nine months ended September 30, 2000 primarily due to a $0.5 million increase in variable toll lease revenue of the Ramapo Ridge data processing facility as a result of an inflationary increase in rates and an increased volume of accounts processed.

In August 2000 we sold two of our office buildings. The net cash proceeds received were $123.2 million. The purchasers of both properties assumed the associated debt totaling $94.5 million. For 333 West Wacker we received net proceeds of $76.1 million and for One Buckhead Plaza we received $47.1 million. This resulted in pre-tax gains on sale of $25.2 million and $24.3 million respectively. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Operating expenses have increased by $6.1 million primarily due to increases at the hotel and additional real estate taxes at Copley Place. The increase in operating expenses at the hotel is primarily due to higher cost of sales as a result of increased revenues and annual wage increases.

Investment income increased by $27.9 million from the same period in 1999 primarily as a result of an increase in the value of the real estate investment trusts.

Real estate and leasing income for the nine months ended September 30, 2000 increased by $78.8 million over the same period in 1999 primarily due to gains on the sales of 333 West Wacker and One Buckhead Plaza and increased investment income.

Net Income:
-----------

Net income for the nine months ended September 30, 2000 decreased by $706.5 million compared to the same period in 1999 due to the comparatively poorer performance of the investment markets, the second quarter reserve strengthening and the loss of the shipper's risk program. Net income from shipper's risk for the nine months ended September 30, 2000 and 1999 was $nil and $175.9 million, respectively. The tax charge increased significantly from the same period in 1999 due to the tax on the gains on sales of the office buildings. The tax charge for the nine months ended September 30, 2000 was $37.3 million whereas the charge for the same period in 1999 was $6.5 million. Net loss per share for the nine months ended September 30, 2000 was $3.84, compared to net income per share of $1.84 for the same period in 1999.

Liquidity and Capital Resources
-------------------------------

Our cash and cash equivalents decreased by $79.2 million during the nine months ended September 30, 2000 compared to an increase of $345.8 million in the same period in 1999. Operating activities used $6.2 million, investing activities generated $115.5 million and financing activities used $188.5 million compared to generating $534.5 million, $3.0 million and using $191.6 million respectively, in the same period in 1999.

Reinsurance operations used $51.7 million for the nine months ended September 30, 2000 compared to an inflow of $229.8 million for the same period in 1999. This was largely due to the loss of the positive cash flow from the shipper's risk program and an increase in loss payments on accident & health, marine and multi-line programs.

Real estate operations generated $31.6 million for the nine months ended September 30, 2000 compared to $31.8 million for the same period in 1999.

We received $50.8 million of interest and dividends, purchased $826.3 million of traded investments and sold $822.7 million of investments in our trading portfolio compared to $30.7 million, $717.3 million and $995.1 million respectively, for the same period in 1999.

Our real estate investing activities produced net cash inflow of $123.2 million following the sale of two office buildings, 333 West Wacker and One Buckhead Plaza. The purchasers of both properties assumed the associated existing debt of $94.5 million. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

We have paid two interim dividends each in the amount of $0.60 per share in the nine months ended September 30, 2000 resulting in a total cash outflow of $148.3 million compared to $152.9 million in 1999.

During the nine months ended September 30, 2000 we purchased $29.5 million of shares from our shareowners. For the same period in 1999 we purchased $142.3 million of shares from our shareowners and received $114.5 million from sales of shares.

In November 1999, the Board announced that it would limit the number of shares of our Common Stock that we were willing to purchase from any shareowners seeking to sell such shares between November 23, 1999 and November 1, 2000. During such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 23, 1999. The Board recently decided to similarly limit the number of shares that we would be willing to purchase from any shareowners seeking to sell such shares between November 1, 2000 and December 31, 2001. Accordingly, during such period, we will be willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. This means that if a shareowner of record as of November 1, 2000 subsequently transfers shares to another party, then the Company will not purchase any of these shares from the transferee since the transferee will not be a shareowner of record as of November 1, 2000. Although no determination has been made, the Board expects that the 10% limitation on share purchases by the Company will continue for years subsequent to 2001 on an annual basis. However, because of our need to maintain a strong and stable capital base, we could, at any time, revise our policy on share purchases from shareowners and impose further limitations on the number of shares of our Common Stock that we will purchase from any shareowner seeking to sell shares. As a result, there can be no assurance of the continuation of our willingness to purchase shares from shareowners who wish to sell shares.

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

On August 24, 2000 A.M. Best downgraded the Company from A+ (Superior) to A (Excellent). An "Excellent" rating still reflects the Company's balance sheet strength.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                           PART II, OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
         -----------------

See Note 6 to Financial Statements for a discussion of current legal proceedings to which OPL is a party.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The Annual General Meeting of Shareowners of Overseas Partners Ltd. (OPL) was held on August 9, 2000 at its corporate office in Hamilton, Bermuda. The notice of the Annual General Meeting and Proxy Statement were mailed on or about July 7, 2000 to shareowners of record as of May 30, 2000.

At the Annual Meeting, each of the directors nominated by the Board for election, Messrs. Clanin, Davis, Pyne and Rance and Mrs. Mary R. Hennessy were elected to one (1) year terms by the shareowners. Mr. Edwin Reitman and Mr. Walter Scott opted not to stand for re-election as members of the board. Mr. Clanin was elected as OPL's new Chairman of the Board. The Shareowners voted one board position shall remain vacant until it is filled by such person, at such time, as the Board of Directors determines appropriate.

                         SHARES      SHARES       SHARES VOTED   SHARES     SHARES  TOTAL
                         VOTED       VOTED        TO WITHHOLD    ABSTAINED  VOTES   SHARES
                         FOR         AGAINST      AUTHORITY                 VOID    VOTED
-----------------------------------------------------------------------------------------------
Robert J. Clanin       110,006,010   N/A          927,486        N/A        64,034  110,997,530
-----------------------------------------------------------------------------------------------
D. Scott Davis         110,315,162   N/A          618,334        N/A        64,034  110,997,530
-----------------------------------------------------------------------------------------------
Joseph M. Pyne         110,158,014   N/A          775,482        N/A        64,034  110,997,530
-----------------------------------------------------------------------------------------------
Cyril E. Rance         110,278,570   N/A          654,926        N/A        64,034  110,997,530
-----------------------------------------------------------------------------------------------
Mary R. Hennessy       110,317,322   N/A          616,174        N/A        64,034  110,997,530
-----------------------------------------------------------------------------------------------
Vacant Position        109,378,303   1,053,906    N/A           565,321     N/A     110,997,530
-----------------------------------------------------------------------------------------------

The appointment of Deloitte & Touche, Chartered Accountants, as independent auditors of the Company for the year ended December 31, 2000 was approved by a vote of 109,640,717 for, 1,103,918 against and 252,895 abstaining.

The adoption of the Overseas Partners Ltd. Incentive Compensation Plan was approved by a vote of 106,988,338 for, 3,192,457 against and 816,735 abstaining.

The amendment to the Memorandum of Association increasing the Company's minimum share capital to $370,000 was approved by a vote of 108,982,602 for, 1,095,455 against and 919,473 abstaining.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
a)  Exhibits:  27 - Financial Data Schedule (For SEC use only)
    --------

b)  Reports on Form 8-K:  The Company filed a report on Form 8-K on August 25,
    -------------------
    2000 stating that on August 24, 2000 A.M. Best downgraded the financial strength rating of Overseas Partners Ltd. from A+ (Superior) to A (Excellent).

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



Date:  November 9, 2000                    OVERSEAS PARTNERS LTD.




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