Form 10-K405
period 2000-12-31
OVERSEAS PARTNERS LTD
filed 2001-04-02
CIK 740125

                                 UNITED STATES
                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000; OR
                                      -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-11538
                    -------

                            OVERSEAS PARTNERS LTD.
                            ----------------------
            (Exact name of registrant as specified in its charter)

           Islands of Bermuda                          N/A
  -------------------------------             -----------------------------
 (State or other jurisdiction of            I.R.S Employer Identification No.)
  incorporation or organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $17.00, the price per share as of February 28, 2001, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $2,042,104,277.

     The number of shares of Registrant's Common Stock outstanding as of February 28, 2001 was 120,123,781.

                            OVERSEAS PARTNERS LTD.

                                  INDEX 10-K

                                           PART I
Item 1    Business...............................................................................   1
Item 2    Properties.............................................................................  17
Item 3    Legal Proceedings......................................................................  17
Item 4    Submission of Matters to a Vote of Security Holders....................................  17

                                          PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters..................  18
Item 6    Selected Financial Data................................................................  22
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operation...  23
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.............................  32
Item 8    Financial Statements and Supplementary Data............................................  37
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  37

                                         PART III
Item 10   Directors and Executive Officers of the Registrant.....................................  38
Item 11   Executive Compensation.................................................................  41
Item 12   Security Ownership of Certain Beneficial Owners and Management.........................  43
Item 13   Certain Relationships and Related Transactions.........................................  45

                                          PART IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  46

                                    PART I
                                    ------

Item 1.  Business
- -------  --------

GENERAL
- -------

Overseas Partners Ltd. ("OPL") is a specialty reinsurance company headquartered in Bermuda. Unless the context otherwise indicates, the term "Company" refers to one or more of OPL and its consolidated subsidiaries.

The Company was organized as a corporation under the laws of Bermuda in 1983 as a subsidiary of United Parcel Service of America, Inc. ("UPS"). On December 31, 1983, the Company ceased to be a subsidiary of UPS when UPS paid a special dividend to its shareowners of one share of OPL Common Stock for each UPS share then outstanding to its shareowners of record as of November 18, 1983. The Company's Common Stock is currently owned by approximately 98,000 shareowners.

OPL's primary business segment is reinsurance. OPL was originally formed to provide reinsurance against loss or damage to packages carried by UPS. This remained OPL's largest single reinsurance program until its cancellation effective October 1, 1999. The Company's wholly owned subsidiary, Overseas Partners Re Ltd. ("OPRe"), was incorporated in 1995 to diversify into additional lines of treaty business, including accident & health, automobile, financial, marine, property, space & aviation and workers' compensation.

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

OPL established a wholly owned subsidiary, Overseas Partners Assurance Ltd. ("OPAL"), during 1998 to enhance and broaden its reinsurance relationships. OPAL provides rent-a-captive facilities to reinsurance clients, allowing them to participate in the underwriting and investment profits associated with their programs.

In November 1999, the Company established another wholly owned subsidiary, Overseas Partners Cat Ltd. ("OPCat"), to further diversify the portfolio of reinsurance risk. OPCat has an underwriting services agreement with RenaissanceRe Holdings Ltd. to write worldwide property catastrophe reinsurance business. OPCat commenced writing business in 2000.

In October 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company, completed the acquisition of Overseas Partners US Reinsurance Company ("OPUS Re") for $6 million plus its capital and surplus of $28.6 million. OPUS Re provides property & casualty reinsurance and it's principal operations are located in Philadelphia. Since the completion of the acquisition, OPL has made capital contributions to OPUS Re such that at December 31, 2000, OPUS Re had capital of approximately $282 million.

OPL's other business segment is U.S. real estate ownership and management and leasing which is conducted through its wholly owned subsidiary, Overseas Partners Capital Corp. ("OPCC"). OPCC's subsidiaries own and manage the Company's real estate assets located in major centers such as Atlanta and Boston.

The following table provides financial highlights of OPL and its business segments. More information concerning identifiable segment assets, revenues and net income for the years ended 2000, 1999 and 1998 can be found in Note 10 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

(in thousands)                              2000              1999            1998
- ----------------------------------------------------------------------------------
Reinsurance:
- ------------
  Revenue                             $  520,555        $1,115,426      $  997,006
- ----------------------------------------------------------------------------------
  Net reinsurance income              $ (585,009)       $  229,742      $  487,584
- ----------------------------------------------------------------------------------
  Assets                              $3,278,838        $3,389,636      $2,860,571
- ----------------------------------------------------------------------------------

Real estate and leasing:
- ------------------------
  Revenue                             $  361,927        $  285,926      $  268,083
- ----------------------------------------------------------------------------------
  Operating income                    $   64,885        $   29,530      $   27,633
- ----------------------------------------------------------------------------------
  Assets                              $1,298,746        $1,525,646      $1,507,772
- ----------------------------------------------------------------------------------

REINSURANCE SEGMENT
- -------------------

Reinsurance Overview
- ---------------------

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

Reinsurance, however, generally does not discharge the primary insurer from its liability to policyholders.

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

Reinsurance Activities
- ----------------------

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

The shipper's risk reinsurance described above was historically OPL's largest source of revenue, generating $273.5 million and $371.8 million of premiums earned for 1999 and 1998, respectively. The program was cancelled effective October 1, 1999 as UPS decided to provide shipper's risk reinsurance for its customers through a UPS subsidiary. This followed an August 9, 1999 opinion issued in the United States Tax Court against UPS (United Parcel Service of America, Inc. v. Commissioner of Internal Revenue) concerning the taxation of premiums paid by shippers to UPS for the original insurance against risk of loss or damage to packages carried by them.

Over the years, we diversified into a number of other lines of reinsurance business. These lines included in the past: property, aviation, workers' compensation, automobile and auto warranty, marine, accident & health and financial reinsurance programs. The following table provides an analysis of gross premiums written, both in the aggregate and as a percentage of total premiums, for each of the years ended December 31, 2000, 1999 and 1998:

(in thousands except for percentages)                     2000                     1999                   1998
- --------------------------------------------------------------------------------------------------------------
Gross reinsurance premiums written:
- -----------------------------------
Accident & health                            $121,037       21%      $ 83,456        10%     $ 56,979        6%
Workers' compensation                         121,030       21%       158,157        19%      110,997       12%
Property catastrophe                           82,501       15%            --         0%           --        0%
Property                                       66,276       12%       126,159        15%      146,749       16%
Aviation                                       62,184       11%        52,732         6%      121,482       13%
Finite risk                                    62,000       11%            --         0%           --        0%
Marine                                          7,121        1%        44,537         5%       66,513        7%
Automobile and auto warranty                    2,458        1%        45,854         5%       39,278        4%
Shipper's risk                                     --        0%       273,477        33%      371,768       41%
Financial reinsurance and other                38,946        7%        60,651         7%        9,857        1%
==============================================================================================================
                                             $563,553      100%      $845,023       100%     $923,623      100%
==============================================================================================================

OPL, and its wholly owned subsidiaries, OPRe and OPCat underwrite such reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. In 2000, approximately 85% of gross premiums were written on a proportional basis.

We receive underwriting submissions for new and renewal business from independent brokers and ceding reinsurance companies located in the United States and internationally, with brokers providing approximately 85% of the total. Our underwriting team builds relationships with key brokers and cedants by explaining its underwriting approach and demonstrating responsiveness to customer needs.

In 2000, we received business from approximately 27 brokers with one broker providing in excess of 10% of premiums. We are not obligated to accept any business from any particular broker, and brokers do not have the authority to bind the Company. The use of brokers enables the Company to operate with a relatively small number of employees and, together with the reduced cost of operating in favorable regulatory and tax environments, results in significantly lower administrative expenses relative to other companies in the industry.

During 2000 we conducted a comprehensive review of our operations and decided to discontinue our marine, property, and financial lines, based on poor profitability and other considerations. For the same reasons, we also terminated a number of programs in our aviation and accident & health lines of business.

We will now concentrate on a smaller number of specialty lines in which we can add value to our clients by building on our competitive advantages: our Bermuda domicile, strong capital, "A" (Excellent) financial strength rating from A.M. Best Company, and our technical approach to underwriting. Our underwriting incorporates a detailed technical analysis of risk and return characteristics through actuarial analysis and financial modeling and requires the involvement of underwriting, claims, actuarial, finance and legal professionals. All business written must meet strict, Board-approved, underwriting standards and minimum risk and return criteria.

We do not separately evaluate each of the individual risks assumed under our treaties and are therefore largely dependent on the original risk underwriting decisions made by the ceding company. This dependence subjects the Company to the possibility that the ceding companies have not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not adequately compensate the Company for the risk assumed.

To mitigate these risks, we try to focus on those ceding companies that effectively manage the underwriting process through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance are compatible with our profitability objectives. We review treaties for compliance with our general underwriting standards and evaluate certain larger treaties in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses are tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. When appropriate we conduct underwriting audits at the offices of ceding companies to ensure that the ceding companies operate within their guidelines. Underwriting audits focus on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. We also perform claims audits, when appropriate, in order to evaluate the client's claims handling abilities and practices.

For both treaty and facultative business, we also consider factors such as cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

Our reinsurance contracts sometimes include sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, we may also work with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. We have also purchased several layers of excess of loss protection for the aviation and property books of business and entered into a quota share retrocession of our property catastrophe business. The aviation excess of loss protection provides coverage of $77.0 million in excess of $3.0 million for a single loss event. The property excess of loss protection covers our discontinued property lines of business and provides coverage of 41.5% of $100.0 million in excess of $33.0 million for a single loss event. Reinsurance premiums ceded by the Company totaled $62.9 million, $25.3 million and $14.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. Of the reinsurance premiums ceded by the Company in 2000 $29.3 million was for the quota share retrocession of our property catastrophe business, $25.1 million was for the excess of loss protection and $8.5 million was for common account protection. All of the premiums ceded in 1999 and 1998 related to common account protection.

Ratings
- -------

OPL and its reinsurance subsidiaries currently have a rating of "A" (Excellent) from A.M. Best Company, an independent insurance industry rating organization which rates companies on factors of concern to policyholders. A.M. Best Company states that the "A" (Excellent) rating is assigned to those companies which, in its opinion, have, on balance, achieved excellent financial strength, operating performance and market profile when compared to the standards established by A.M. Best Company and have demonstrated a strong ability to meet their ongoing obligations to policyholders. The "A" (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best, which range from "A++" (Superior) to "F" (In liquidation).

On August 24, 2000 A.M. Best Company downgraded the Company from "A+" (Superior) to "A" (Excellent) as a result of the substantial shift in the profile of the Company, following the loss of the shipper's risk business and the second quarter reserve strengthening. An Excellent rating reflects the continued strength of the Company's balance sheet.

The A.M. Best rating is based upon factors relevant to policyholders and brokers and is not directed toward the protection of investors. It is not a recommendation to buy, sell or hold securities.

Claims
- ------

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

The Company's gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from current and prior reinsurance transactions, amounted to approximately $1,416.7 million and $972.2 million at December 31, 2000 and 1999, respectively. Losses recoverable from reinsurers totaled $42.6 million and $15.0 million as of December 31, 2000 and 1999, respectively. The increase in the liability of $444.5 million during 2000 was primarily due to reserve strengthening of $430 million in the second quarter of 2000.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management's best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed quarterly and adjustments are made in the period in which they become known. Although management believes this provision is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled.

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

The "Analysis of Losses and Loss Expenses Development" shown below presents the subsequent development of the estimated year-end liability for unpaid losses and loss expenses, (net of reinsurance recoveries), at the end of each of the years in the ten year period ended December 31, 2000. The top line of the table shows the estimated liability for unpaid losses and loss expenses, (net of reinsurance recoveries), recorded at the balance sheet date for each of the indicated periods. This net liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date. The upper portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative (Redundancy) Deficiency" line represents the aggregate change in the estimates over all prior years. The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Losses and Loss Expenses Development
- ------------------------------------------------

                                                  Years ended December 31
As at December 31,            1990     1991     1992     1993     1994     1995     1996     1997     1998    1999       2000
(In thousands U.S.$)
Estimated liability for
 unpaid losses and loss
 expenses, net of
 reinsurance recoveries       249,616  260,397  254,151  250,325  219,311  214,207  265,166  338,425  461,891   957,161  1,374,123

Liability Re-estimated as
 of:
1 year later                  249,616  260,397  254,511  250,609  224,149  216,581  278,328  332,893  588,585 1,261,420
2 years later                 249,616  260,505  254,596  252,060  224,861  216,581  271,061  309,921  693,914
3 years later                 249,616  260,505  254,596  252,060  224,861  211,404  245,962  322,253
4 years later                 249,616  260,505  254,596  252,060  223,162  187,978  247,106
5 years later                 249,616  260,505  254,596  252,060  201,409  187,978
6 years later                 249,616  260,505  254,596  231,980  201,409
7 years later                 249,616  260,505  236,189  231,980
8 years later                 249,616  243,771  236,189
9 years later                 234,555  243,771
10 years later                234,555
Cumulative
 (Redundancy)/Deficiency      (15,061) (16,626) (17,962) (18,345) (17,902) (26,229) (18,060) (16,172) 232,023   304,259         --

Cumulative paid losses, net
 of reinsurance recoveries,
 as of:
1 year later                   53,341   56,686   50,702   81,059   75,836   94,811  130,802  139,219  146,565   331,474
2 years later                 126,055  157,236  134,451  164,156  135,631  133,078  177,156  213,046  439,589
3 years later                 184,934  196,562  181,858  197,061  164,616  153,978  202,130  253,791
4 years later                 206,975  219,478  205,840  212,526  179,612  166,011  218,924
5 years later                 219,806  230,484  216,992  220,993  188,489  173,194
6 years later                 226,607  234,574  226,515  225,483  193,323
7 years later                 229,338  240,019  231,580  227,658
8 years later                 233,559  241,624  233,180
9 years later                 233,559  241,624
10 years later                233,559

Prior to 1996 the vast majority of the Company's reinsurance business was shipper's risk. The shipper's risk business was characterized by relatively predictable claim experience as a result of the maximum claim exposure being limited to $25,000 per occurrence. The shipper's risk was also short-tail business (i.e. claims would be notified and settled quickly). In 1996 the Company started to diversify into other lines of business that were less predictable and generally had a longer-tail than the shipper's risk business. The diversification came at a time of intense competition in the reinsurance industry resulting in industry pricing that has proven inadequate for the exposures being reinsured. The proliferation of large industry loss events in the last three years has also compounded the effects of inadequate pricing.

Prior to 1999 the Company had not experienced any significant adverse loss development. However, in the third and fourth quarters of 1999 the Company recorded reserve strengthening adjustments of $223 million relating primarily to two programs written in 1998. The reserve strengthening adjustments in the second quarter of 2000 related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. This reserve strengthening reflects significant additional claims reported to the Company in the second quarter and our assessment of prevailing conditions in the reinsurance market. Additional information on these matters is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reconciliation of Unpaid Losses and Loss Expenses
- -------------------------------------------------

The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

  (In thousands U.S.$)                                           2000                 1999                 1998
- ---------------------------------------------------------------------------------------------------------------
  Gross balance as of January 1,                           $  972,201            $ 468,326            $ 338,879
   Less reinsurance recoverable                               (15,040)              (6,435)                (454)
- ---------------------------------------------------------------------------------------------------------------
  Net balance as of January 1,                                957,161              461,891              338,425
- ---------------------------------------------------------------------------------------------------------------
  Incurred related to:
   Current year                                               651,027              632,537              409,860
   Prior years                                                304,259              126,694               (5,532)
- ---------------------------------------------------------------------------------------------------------------
  Total incurred                                              955,286              759,231              404,328
- ---------------------------------------------------------------------------------------------------------------
  Paid related to:
   Current year                                              (199,820)            (110,366)            (134,613)
   Prior years                                               (331,474)            (146,565)            (139,219)
- ---------------------------------------------------------------------------------------------------------------
  Total paid                                                 (531,294)            (256,931)            (273,832)
- ---------------------------------------------------------------------------------------------------------------
  Amortization of life and annuity reserve - net               (7,030)              (7,030)              (7,030)
- ---------------------------------------------------------------------------------------------------------------
  Net balance as of December 31,                            1,374,123              957,161              461,891
   Plus reinsurance recoverable                                42,610               15,040                6,435
- ---------------------------------------------------------------------------------------------------------------
  Gross balance as of December 31,                         $1,416,733            $ 972,201            $ 468,326
- ---------------------------------------------------------------------------------------------------------------

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $304.3 and $126.7 million in 2000 and 1999, respectively. The increase in 2000 related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The increase reflected significant additional claims reported to the Company during the year and management's assessment of prevailing conditions in the reinsurance market, including industry announcements that indicated deterioration in loss estimates for 1999 storms and other large industry events. The increase in 1999 was primarily due to higher than anticipated losses on two programs in the marine and workers' compensation lines of business.

Investments
- -----------

The Company maintains cash and trading and available-for-sale portfolios of highly liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. OPL's reinsurance programs are expected to provide a significant amount of investment income due to the time lag between receiving premiums and paying claims. Our investment policies are designed to achieve enhanced returns measured over conventional medium to long-term market cycle periods. Due to volatility in worldwide bond and equity markets there may be periods in which the Company records an investment loss. The net investment (loss) income, including realized and unrealized gains (losses) from the trading portfolios, constituted $(71.1) million, $302.1 million and $244.0 million of the Company's revenues for the years ending December 31, 2000, 1999 and 1998, respectively.

The reinsurance segment's investments include global bonds, U.S. equities (primarily issuers in the S&P 500 Index), emerging market equities and investments in multi-manager funds. The fair value of such cash and investments was approximately $2.5 billion at December 31, 2000.

The Company's investment objective for the trading and available-for-sale portfolios is to maximize long-term investment income while ensuring that the level of short-term fluctuations in value is within our risk tolerances. Risk and return objectives are incorporated into an asset allocation model that develops an optimal portfolio of specific asset classes that provides for diversification, enhanced returns and lower overall portfolio volatility. The asset allocation for the trading and available-for-sale portfolios as of December 31, 2000, 1999 and 1998 was as follows:

Asset Class                          2000       1999       1998
- -----------------------------------------------------------------
Cash                                   17%        15%         5%
U.S. Equities                          33%        39%        43%
Emerging market equities                7%         9%        10%
Global fixed income securities         23%        20%        24%
Multi-manager funds                    20%        17%        18%
- -----------------------------------------------------------------
                                      100%       100%       100%
=================================================================

The reinsurance segment's investment portfolio lost 4.0% for the year ended December 31, 2000 and returned, 13.2% and 12.2% for the years ended December 31, 1999 and 1998, respectively.

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

Competition
- -----------

The international property and casualty reinsurance market is highly competitive, and we compete with many reinsurance companies, none of which dominates the industry. Until very recently, premium rates on certain reinsurance lines of business have been declining as a result of intense competition and the oversupply of available capital.

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

The Company competes with numerous reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies for business in the United States and international reinsurance markets. Some of these competitors have greater financial resources than OPL, have been operating longer than OPL and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

Since 1987, the industry has experienced increased global competition. During this period, primary insurers have retained an increasing portion of their business, which, together with rate pressure at the primary insurance level and ample reinsurance capacity, precluded reinsurance rate improvement and resulted in generally low rates of premium growth, if any. In the early 1990s, several well-capitalized Bermuda-based companies entered the reinsurance industry, and added significant capacity, particularly in the catastrophe reinsurance market, and rendered future rate improvement uncertain. In addition, Lloyd's of London relaxed its requirement that syndicate members have unlimited liability for losses and allowed limited liability corporate investors to join syndicates, thereby increasing the reinsurance capacity at Lloyd's. In 1996, Lloyd's implemented its reconstruction and renewal plan in an attempt to separate past losses from the current market participants and to provide a more secure market going forward. These and other factors, have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of contract terms in the current marketplace.

In the last few years over-capacity and significant price competition have continued to characterize the property and casualty insurance and reinsurance industry. Excess capital and limited opportunities for organic growth in traditional markets have continued to generate merger and acquisition activity as companies attempt to maintain or improve market share and performance. Recent studies have indicated that the industry is still significantly over-capitalized at the end of 2000.

A recent trend in the property catastrophe reinsurance industry has been for capital market participants to produce alternative products to compete with the existing catastrophe reinsurance markets. Capital markets participants have structured reinsurance agreements using catastrophe bonds, swaps and other types of derivative instruments to compete with traditional reinsurance. Innovative and sophisticated ways to handle increasingly complex risks continue to emerge and may affect the demand for the Company's products.

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

Regulation
- ----------

Reinsurance companies are generally regulated by the jurisdictions in which they operate:

Bermuda
- -------

OPL, OPRe, OPAL and OPCat conduct their reinsurance business from their principal offices in Bermuda and are subject to regulation under Bermuda law, which, among other things requires them to register and comply with certain requirements as to capitalization. For purposes of Bermuda insurance law and regulation, each of these reinsurance entities are considered to be engaged in general business; OPL is also considered to be engaged in long-term business. The minimum paid up share capital to be maintained by OPL under Bermuda insurance law and regulations is $370,000, while the other reinsurance companies each require $120,000.

In addition, these Bermuda reinsurance companies are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or (ii) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions and other general business insurance reserves. The minimum solvency margin surplus for OPL, OPRe, OPAL and OPCat is approximately $18 million, $184 million, $1 million and $8 million, respectively. As of December 31, 2000, OPL, OPRe, OPAL and OPCat had approximately $1.7 billion, $873 million, $27 million and $468 million respectively, of statutory capital and surplus in excess of these requirements.

Regulatory approval is required to reduce total statutory capital, as set out in the previous year's statutory financial statements, by more than 15%.

Our Bermuda based reinsurance companies must prepare an annual statutory financial return and statutory financial statements in accordance with the requirements of the Bermuda Insurance Act of 1978, amendments thereto and related Regulations, and an annual audit is also required. Each company must also appoint a loss reserve specialist to review and report on its loss reserves on an annual basis.

Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However, certain categories of assets, such as unquoted equities, investments in and advances to affiliates, real estate and collateral loans, are not "relevant assets" for purposes of complying with the minimum liquidity ratio with respect reinsurance entities' general business activities. The exclusion of these types of assets from the definition of relevant assets does not materially affect our ability to satisfy the minimum liquidity ratio. OPL, OPRe, OPAL and OPCat met these requirements for the years ended December 31, 2000, 1999 and 1998.

Our Bermuda based reinsurance companies are not admitted or authorized to conduct business in any jurisdictions except Bermuda. They do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdictions other than Bermuda and therefore are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory standards adopted by the jurisdictions that regulate the companies to which OPL, OPRe, OPAL and OPCat provide life, property and casualty and other reinsurance affect each of these reinsurance entities indirectly. OPL, OPRe, OPAL and OPCat record all transactions on their statutory accounts in a manner that complies with statutory accounting principles required by the Bermuda Insurance Act of 1978.

From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate foreign reinsurers, such as the Company. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting OPL, OPRe, OPAL and OPCat to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if OPL, OPRe, OPAL and OPCat were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, they would be compliant with such laws.

United States
- -------------

OPUS Re is subject to regulation under the insurance laws and regulations of all the jurisdictions where it is licensed or authorized to write reinsurance including Delaware, where it is domiciled. OPUS Re is licensed or otherwise authorized to write reinsurance in all 50 states, the District of Columbia and Puerto Rico. Insurance laws and regulations vary from state to state, but in general grant broad powers to supervisory agencies and officials to examine all insurance and reinsurance companies authorized to do business in their state, enforce rules, and exercise discretion (and impose fines and penalties for violations of regulatory requirements) touching almost every significant aspect of the conduct of the insurance business. As a general rule, most insurance law and regulation focuses on the conduct of an insurance company's relationship with the policyholder and permit a ceding insurer and a reinsurer to negotiate, without material regulatory involvement, the terms and conditions of and rates charged under almost all reinsurance contracts with unaffiliated parties except for the criteria for statutory accounting statement credit for the reinsurance provided by a reinsurer to an insurer domiciled in a given state. Thus, in general, state insurance laws and regulations are primarily designed for the protection of solvency and policyholders (insureds) rather than for the benefit of ceding insurers or investors. Nevertheless, state regulatory authorities do monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the net amount of risk that may be retained, deposits of securities for the benefit of insureds, methods of accounting, and reserves for unearned premium, losses and other purposes. While insurers and reinsurers are principally regulated by the states, most insurance and reinsurance companies remain obligated to comply with applicable federal laws such as ERISA, the Financial Modernization Act (Gramm-Leach-Bliley), applicable federal securities laws, and the federal anti-trust laws to the extent not preempted by the McCarran-Ferguson Act.

Insurance Holding Company laws and regulations require insurers/reinsurers that are subsidiaries of holding companies to register and file with their state domiciliary regulatory authorities certain reports including the information concerning their capital structure, ownership, financial condition and general business operations. Additionally, these laws and regulations require that all transactions with affiliates meet certain standards including that the terms be fair and reasonable, that prior approval be obtained for certain types of transactions between affiliates, and that prior approval be obtained for the declaration and payment of certain kinds of dividends. These Insurance Holding Company laws and regulations also require prior approval of any change in control of the insurer/reinsurer. In most states, including Delaware, "control" is presumed to exist if 10% or more of the voting securities of the insurer/reinsurer are owned or controlled by a party though the actual existence of control may be established or rebutted where the ownership of voting securities is greater or lesser than that amount.

REAL ESTATE AND LEASING SEGMENT
- -------------------------------

An important aspect of the Company's previous strategy has been the ownership of income-producing real estate and leasing assets through subsidiaries of OPCC. Prior to 2000, OPCC owned a portfolio of Class A properties in three key U.S. markets: Atlanta, Boston and Chicago. The portfolio consisted of four large office complexes, one office/retail mixed-use development and a large convention hotel. In addition, OPCC owns two properties and other assets that are leased to major companies.

In August 2000, OPCC sold two properties, 333 West Wacker Drive in Chicago and One Buckhead Plaza in Atlanta. In the first quarter of 2001, OPCC also sold Madison Plaza in Chicago. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

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

Until July 8, 1998, OCC leased five Boeing 757 air package freighters to UPS. The aircraft were sold pursuant to the terms of a purchase option granted to UPS in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds from the sale were approximately $202 million, yielding a gain on sale before income taxes of approximately $12 million. There was a fixed component and a variable component to the rent received on the aircraft lease based on the extent to which UPS has utilized the assets. The fixed and variable components of the aircraft lease for 1998 were $9.9 million and $2.5 million respectively.

OCC leases its Ramapo Ridge Facility ("the Facility") to United Parcel Service General Services Co. ("GSC"), a subsidiary of UPS, for data processing and telecommunications operations. The Facility is located on approximately 39 acres of land in Mahwah, New Jersey and consists of an office building, computer center, a central service structure and a parking garage with an area of approximately 435,000 square feet. The initial term of the lease expires in 2019. UPS has an option to purchase the Facility, but not the land, at its discretion. OCC is responsible, at its own cost and expense, for the maintenance of the grounds on which the Facility is located and of the walls, roof and structural components of all buildings comprising the facility. GSC is responsible for all other maintenance at the Facility. OCC is responsible, at its own expense, for maintaining insurance on the Facility and certain types of liability insurance. Rent on the Facility has a fixed component and a variable component, based on the extent to which UPS utilizes it. The fixed and variable components of the Facility lease for 2000, 1999 and 1998 are set forth below. For further information regarding the fixed component of rent see Note 7 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Lease revenue:
- --------------

(in millions)                 2000       1999      1998
- --------------------------------------------------------
  Fixed component            $ 7.3      $ 7.3     $ 7.3
  Variable component          11.2       10.6       7.4
- --------------------------------------------------------
                             $18.5      $17.9     $14.7
- --------------------------------------------------------

The variable component of lease revenues for the Facility increased between 1998 and 1999. This was due to a toll adjustment during 1998 in accordance with the terms of the lease. For further information concerning the lease of the aircraft and the facility see "Item 13 - Certain Relationships and Related Transactions."

The acquisition of the aircraft and the Facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. ("OPL Funding"), incorporated in Delaware a special purpose subsidiary of OCC. One series ("Series A Bonds"), in the principal amount of $171.6 million, is due in 2012; the other ("Series B Bonds"), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. ("Overseas Credit"), a special purpose subsidiary of OPL incorporated in the Cayman Islands, has guaranteed the principal of these bonds. United States zero-coupon treasury notes owned by it and pledged as security to the Trustee for the bondholders secure Overseas Credit's obligations. On or prior to the scheduled maturity date of each series of bonds, the zero coupon treasury notes will mature in amounts equal to or exceeding the principal amount of the bonds in that series. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. The right to receive fixed minimum rentals on the Facility is used to collateralize and service the debt interest on the Series B bonds.

Through a subsidiary, OCC also owns the Marriott Copley Place Hotel in Boston, Massachusetts, purchased in December 1993. This is a 38-story, full service, luxury convention hotel with 1,139 rooms and over 60,000 square feet of meeting and convention space. In 1996, the existing indebtedness on the hotel was refinanced with a 10-year, non-recourse loan in a principal amount of $110.0 million from Metropolitan Life Insurance Company, the principal amount of which was approximately $100.7 million as of December 31, 2000.

In August 1996, an OPCC subsidiary acquired the Atlanta Financial Center, a three-tower office complex also located in Atlanta's Buckhead community with 885,889 square feet of rentable office space and a nine-level parking structure. The complex was 96% leased as of December 31, 2000 to a variety of tenants. Indebtedness with respect to this property is a $79.9 million, 10-year, non-recourse loan with The Mutual Life Insurance Company of New York, the principal amount of which was approximately $76.5 million as of December 31, 2000.

In December 1996, an OPCC subsidiary purchased a two-thirds partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston. The four, seven-story towers have 369,152 rentable square feet of retail space, 846,358 rentable square feet of office space and two parking garages. As of December 31, 2000 occupancy rates on the retail and office spaces were 99% and 97%, respectively. The property was acquired with a non-recourse mortgage indebtedness to Aetna Casualty and Surety Company in the amount of $210 million as of December 31, 1996, including accrued but not deferred interest. The property was refinanced in 1997 with a $195.0 million, 10-year, non-recourse loan from Metropolitan Life Insurance Company, the principal amount of which was approximately $188.4 million as of December 31, 2000.

In August 2000 OCC sold One Buckhead Plaza, a 20-story office and specialty retail tower located in Buckhead, Atlanta, Georgia, originally acquired in November 1995. Net sales proceeds were $47.1 million which resulted in a pre-tax gain on sale of $24.3 million. The purchaser of the property assumed the associated debt totaling $32.2 million.

In August 2000 a subsidiary of OPCC sold 333 West Wacker Drive situated in Chicago's West Loop and originally acquired in December 1996. Net sales proceeds were $76.1 million which resulted in a pre-tax gain on sale of $25.2 million. The purchaser of the property assumed the associated debt totaling $62.2 million.

In February 2001 a subsidiary of OPCC sold Madison Plaza. This property was originally purchased in July 1998 and is located in the West Loop of Chicago's downtown business district. This 45-story Class A office building was 88.9% leased as of December 31, 2000. During 2000 an asset impairment charge was recorded of $37.3 million for Madison Plaza to bring the net book value down to the expected sales value. The net cash proceeds received for the sale of the property were $30.5 million. The purchaser of the property assumed the associated debt totaling $122.3 million.

OPCC has its own real estate property management subsidiary, Overseas Management, Inc. ("OMI"). With its own employees and third-party service providers, OMI provides on-site management and leasing to all of OPCC's office and retail properties.

In addition to the real estate and leasing properties OPCC holds an investment position in a real estate investment trust.

Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 2000, 1999 and 1998 can be found in Notes 7 and 10 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Competition
- -----------

The commercial real estate industry offers a variety of investment opportunities, each with unique characteristics of type, location, risk and reward. OPCC is currently marketing its existing properties in an environment where most real estate markets have matured. Prospective buyers of properties are much more conservative for reasons which would include limited capital, increased investment return expectations, a perception of a softening economy and increases in supply from new construction and bankruptcies of Internet related companies. Responses to OPCC's marketing of properties have been affected by the slowing in buyer interest and it is reasonable to assume that this trend may continue in the near term. This could result in protracted negotiations and ultimately reduced pricing. One positive for OPCC is that markets typically value "trophy" quality products and virtually all of the remaining properties in the portfolio are positioned as such in their respective markets. This mitigates some pricing risk in that investors appreciate quality properties that are leased to credit-strong tenants. OPCC will not pursue the acquisition of commercial real estate business in the future.

TAXATION
- --------

Under current Bermuda law, OPL and its Bermuda domiciled insurance subsidiaries ("Bermuda insurance subsidiaries") are not obligated to pay any tax in Bermuda based upon income or capital gains.

Pursuant to the income tax treaty between the U.S. and Bermuda, a Bermuda insurance company would be subject to U.S. income tax and U.S. branch profits tax on its income which is attributable to a U.S. permanent establishment. Under current law, U.S. income tax would be imposed at a 35% rate, and the U.S. branch profits tax would be imposed at a 30% rate. Based on the operations of OPL and its Bermuda insurance subsidiaries, OPL believes that neither it nor its Bermuda insurance subsidiaries have a U.S. permanent establishment. Moreover, OPL and its Bermuda insurance subsidiaries intend to conduct their activities so that they will not do business in the U.S. through a permanent establishment. However, as there are no definitive standards provided by the Code, regulations or court decisions concerning what activities constitute a permanent establishment in the U.S., and as the determination is essentially factual in nature, there can be no assurance that the IRS will not contend successfully that either OPL or one or more of the Bermuda insurance subsidiaries has income which is attributable to a U.S. permanent establishment.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to OPL's 1988 through 1990 taxable years in which it asserted that OPL is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, OPL filed a petition in the U.S. Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to the Company's Petition. The IRS has also asserted that OPL is subject to U.S. taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. OPL has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

OPL believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest the proposed assessments for 1991 through 1994 and any future assessments.

OPL has a number of subsidiaries that are incorporated in the U.S., including OPCC and OPUS Re. Those U.S. companies are subject to U.S. income taxes.

Various provisions of the Internal Revenue Code of 1986 (the "Code") provide rules designed to approximate current taxation at the shareowner level with respect to certain kinds of undistributed earnings of foreign corporations owned in whole or part by U.S. residents. Among such provisions are those concerned with "passive foreign investment companies" ("PFICs"), and those concerned with "controlled foreign corporations". If one or more of these provisions were to apply, some or all of the U.S. shareowners of OPL would be liable for federal income taxes with respect to certain of the earnings of OPL, whether or not an amount equal to such earnings was distributed to such shareowners as a dividend.

Sections 1291 through 1298 of the Code contain special rules applicable to U.S. shareowners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes "passive income" or 50% or more of its assets produce passive income. In general, if a foreign corporation were to be characterized as a PFIC, a U.S. shareowner of the foreign corporation would be subject to a special tax and an interest charge on the amount of an "excess distribution" with respect to the foreign corporation's stock or on the amount of any gain recognized on the disposition of such stock. In addition, certain otherwise tax-free transactions by a U.S. shareowner involving the foreign corporations' stock would be subject to tax, and any gain recognized generally would be recharacterized as ordinary income. In general, a distribution a shareowner receives from a PFIC is an "excess distribution" if the amount of the distribution is more than 125% of the average of the distributions (other than certain excess distributions) with respect to the stock during the three preceding taxable years (or shorter period during which the taxpayer held the stock).

The special tax and interest charge generally are designed to capture the value of the deferral in the payment of taxes that are deemed due under the PFIC rules during the period that the U.S. shareowner owned the stock. The special tax is computed by assuming that the excess distribution (or gain in the case of a sale) with respect to the stock was subject to tax in equal portions throughout the U.S. shareowner's period of stock ownership at the highest marginal tax rate, rather than at the time the distribution is received (or gain is recognized). The interest charge is computed using the applicable rate imposed on underpayment of U.S. federal income tax for such period.

For PFIC purposes, "passive income" generally includes interest, dividends, annuities and other investment income. The PFIC rules contain an exception from the "passive income" definition for income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business . . . " (the "Insurance Company Exception"). This exception does not apply to income attributable to reserves and capital to the extent such reserves and capital exceed the reasonable needs of an insurance business.

In general, if a U.S. shareowner owns stock in a foreign corporation during any taxable year in which such corporation is a PFIC, that stock will be treated as stock in a PFIC for the year in which the corporation is a PFIC and for all subsequent years, even if the corporation is not a PFIC in one or more of those later years. Stock acquired in a foreign corporation that is not a PFIC in the year the stock is acquired should not be treated as stock in a PFIC simply because the corporation issuing the stock was a PFIC in prior years.

During the second quarter of 2000, OPL was advised by the IRS of the existence of an internal IRS memorandum that concludes that the shipper's risk reinsurance premiums, which OPL received in years before 2000, were not income of OPL and that the associated investment income was not "active income" for purposes of the PFIC rules. The IRS memorandum is expressly not binding on IRS auditing agents. However, based upon certain assumptions and conclusions therein, the IRS could seek to impose the PFIC rules against OPL's U.S. shareowners who owned OPL stock in one or more past years. It is not known at this time whether the IRS will attempt to do so.

If OPL were found to be a PFIC in any year, those U.S. shareowners who held OPL shares in that year would suffer adverse tax consequences under the rules described above with respect to certain dispositions of, and distributions on, the shares. In general, gain realized on the disposition of the shares would not be eligible for capital gain treatment, and such gain as well as certain distributions on the shares would be subject to substantially increased tax costs. In addition, under the PFIC regime, gain generally must be recognized from transactions that otherwise would be entitled to nonrecognition treatment.

Under section 951(a) of the Code, each "U.S. 10% shareowner" (as defined below) who owns shares of a controlled foreign corporation ("CFC") (as defined below) at the end of the year must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income" earned during the year, even if that income is not distributed. In addition, the U.S. 10% shareowners of a CFC may be deemed to have received taxable distributions to the extent the CFC increases the amount of its earnings that are invested in certain types of U.S. property. "Subpart F income" includes, among other things, (1) "foreign personal holding company income," such as interest, dividends, and other types of passive investment income and (2) "insurance income," which is defined to include any income (including underwriting and investment income) that is attributable to the issuing (or reinsuring) of any insurance or annuity contract and which (subject to certain modifications) would be taxed under the insurance company provisions of the Code if such income were the income of a domestic insurance company absent an applicable exception ("Subpart F Insurance Income").

Under section 951(b) of the Code, any U.S. person who owns 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a "U.S. 10% shareowner." In general, a foreign corporation is treated as a CFC only if its U.S. 10% shareowners collectively own more than 50% of the total combined voting power or total value of the corporation's stock on any day. However, for purposes only of taking into account Subpart F Insurance Income, a foreign corporation will be treated as a CFC if (1) more than 25% of the total combined voting power or total value of its stock is owned by U.S. 10% shareowners, and (2) the gross amount of premiums or other consideration in respect of Subpart F Insurance Income exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. No U.S. shareowner of OPL should be taxed under the general subpart F rules as long as the shareowner does not purchase more than 10% of OPL's stock.

A different definition of "controlled foreign corporation" is applicable in the case of a foreign corporation which earns related person insurance income ("RPII"). RPII is defined in section 953(c)(2) of the Code as any "insurance income" attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a "RPII Shareholder" (as defined below) of the foreign corporation or a "related person" to such a shareowner. For purposes only of taking into account RPII, a foreign corporation will be treated as a CFC if its "RPII Shareholders" collectively own, directly, indirectly through foreign entities, or by attribution, 25% or more of the total combined voting power or value of the foreign corporation's shares on any day during the taxable year. The term "RPII Shareholder" includes all U.S. persons who own, directly or indirectly through foreign entities, any amount of the stock of the foreign corporation. Generally, the term "related person" for purposes of the RPII rules means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder.

The RPII rules do not apply if (i) less than 20% of the voting power and less than 20% of the value of the shares of the foreign corporation are owned, directly or indirectly, by U.S. persons insured or reinsured by the foreign corporation or persons related to such insureds or reinsureds or (ii) the RPII of the foreign corporation, determined on a gross basis, is less than 20% of the corporation's gross income for such taxable year. OPL currently falls within both of these exceptions, and it expects to continue to fall within at least one of these exceptions.

Section 1248 of the Code provides that if a U.S. person owns 10% or more of the voting shares of a corporation that is a CFC, any gain from the sale or exchange of the shares may be treated as ordinary income to the extent of the CFC's earnings and profits during the period that the shareowner held the shares (with certain adjustments). Section 953(c)(7) of the Code generally provides that Code section 1248 also will apply to the sale or exchange of any shares in a foreign corporation by any U.S. person who is treated as a U.S. shareowner of the foreign corporation under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation. A U.S. person would be treated as a U.S. shareowner under the RPII rules only for purposes of taking into account RPII. Therefore, OPL believes that any potential application of section 1248 of the Code should be limited to a shareowner's proportionate share of any RPII. Under OPL's current business plan, any RPII OPL earns should be de minimis.

It should be noted that Congress has historically sought to broaden the taxation of foreign enterprises owned by U.S. residents, and future legislation could affect the U.S. federal tax treatment of OPL and its shareowners.

The U.S. imposes an excise tax at the rate of 1% of gross premiums paid to foreign reinsurance companies for reinsurance covering risks located in the U.S. Reinsurance premiums paid to OPL and its Bermuda reinsurance subsidiaries by U.S. insurers are subject to this excise tax.

EMPLOYEES
- ---------

OPL, directly and through its subsidiaries, has 132 employees, 53 in Bermuda, 47 in Philadelphia, 9 in Atlanta, 20 in St. Louis and 3 in its OMI offices.

The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

See "Item 10 - Directors and Executive Officers of the Registrant".

Item 2.  Properties
- -------  ----------

The Company conducts its business from leased office premises in Bermuda, Philadelphia, Atlanta and St. Louis. These facilities are generally in good condition and are adequate for the requirements of the Company. For a description of the properties held by the Company for its real estate and leasing activities, see "Item 1 - Business - Real Estate and Leasing Segment".

Item 3.  Legal Proceedings
- -------  -----------------

OPL was subject to a tax audit by the IRS for the years 1984 through 1994. Information regarding the tax audit is included in Note 4 of the Notes to Consolidated Financial Statements of "Item 8 - Financial Statements and Supplementary Data". See also "Item 1 - Business - Taxation" for a description of the outcome of past IRS assessments and proposed IRS assessments against the Company.

On November 19, 1999 and January 27, 2000, OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The allegations in the lawsuits are drawn from a recent opinion by the United States Tax Court, currently on appeal to the United States Court of Appeals for the Eleventh Circuit, that found that the insurance program, as offered through UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
- -------  ---------------------------------------------------------------------

Summary of OPL Stock
- ----------------------

We are currently authorized to issue 900,000,000 shares of our Common Stock of par value $0.10 per share, of which 127,500,000 shares were issued and 120,123,781 outstanding as of February 28, 2001. We are also authorized to issue 200,000,000 shares of preference stock of par value $.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any shares of preference stock in the foreseeable future.

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

There were approximately 98,000 record holders of our Common Stock as of February 28, 2001.

Voting Rights
- -------------

Each share of our Common Stock is entitled to one vote in the election of directors and on other matters, except that any Substantial Stockholder, as defined in our Bye-Laws, is entitled to only one one-hundredth of a vote with respect to each vote which is in excess of 10 percent of our outstanding voting stock. The term Substantial Stockholder is defined to mean any shareowner or shareowners acting as a group, other than UPS or any employee benefit plan of ours or UPS or our subsidiaries, who is the beneficial owner of more than 10 percent of the voting power of our outstanding shares entitled to vote generally in the election of directors. There are no limitations imposed by foreign law, or by our Memorandum of Association and Bye-Laws, or by any agreement or other instrument to which we are a party or to which we are subject, on the right of shareowners, solely by reason of their citizenship or domicile, to vote our Common Stock. Upon liquidation, our shareowners are entitled to share on a pro rata basis in our assets legally available for distribution to shareowners.

Transferability of Common Stock - Our Right of First Refusal
- ------------------------------------------------------------

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

Our Purchase Rights - Recall
- ----------------------------

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

The Company has historically exercised this right of recall each year and held such purchased shares in treasury, pending future distributions as incentive awards to current employees of UPS and OPL. However as discussed further below, the Board decided to defer the recall of our shares that was previously scheduled to take place in January 2000 and January 2001.

Our Willingness to Purchase and Recall  Shares
- -----------------------------------------------

Prior to July 21, 1999, units of our Common Stock had been bundled with shares of UPS Common Stock and had been sold and provided as stock compensation awards to UPS employees under the UPS Plans. Previously, we purchased shares from those shareowners wishing to sell (under our Right of First Refusal) and recalled shares from those shareowners who had ceased to be employees of UPS and OPL. We held such shares as treasury pending distribution as future awards under the UPS Plans.

On July 21, 1999, we suspended the sale of our Common Stock under the UPS Plans following the announcement by UPS of its initial public offering. This suspension reduced the amount of our Common Stock that we required for our treasury. As such, on October 12, 1999 the Board of Directors decided to defer the recall of our shares that was previously scheduled to take place in January 2000 and January 2001. This deferral does not affect our rights to recall those and other shares in subsequent years.

On November 23, 1999 the Board announced that it would limit the number of shares of our Common Stock that we were willing to purchase from any shareowners seeking to sell such shares between November 23, 1999 and November 1, 2000. During such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 23, 1999. On November 1, 2000 the Board announced that it would similarly limit the number of shares that we would be willing to purchase from any shareowners seeking to sell such shares between November 1, 2000 and December 31, 2001. Accordingly, during such period, we will be willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. This means that if a shareowner of record as of November 1, 2000 subsequently transfers shares to another party, then the Company will not purchase any of these shares from the transferee since the transferee will not have been a shareowner of record as of November 1, 2000.

Between November 23, 1999 and November 1, 2000 the Company purchased 2.92 million shares from 3,020 shareowners for a total cost of $55.9 million. Between November 1, 2000 and February 28, 2001 the Company purchased 1.60 million shares from 2,991 shareowners for a total cost of $27.1 million. In the aggregate we are willing to purchase approximately $180 million worth of our shares during the period from March 1, 2001 to December 31, 2001.

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

Dividend Policy
- ---------------

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

It is the intent of our Board to consider the payment of a dividend semi-annually in an amount to be determined on the basis of our earnings, financial condition and capital needs. We declared and paid two cash dividends each in the amount of $0.60 per share in 2000 and one cash dividend of $1.20 per share in 1999.

On February 22, 2001 the Board declared a semi-annual dividend of $0.45 per share for shareowners of record at the close of business on that day.

To preserve our capital we must review and amend our current dividend policy.
We have historically paid a dividend that yields approximately 5% to 6% of the value of our shares. This dividend policy was predicated on the highly profitable and predictable cash flow characteristics of the shipper's risk program. Following the programs cancellation, it is important that future dividends reflect the new circumstances of the company, including, but not limited to, current profitability, availability of cash resources, capital needs and rating agency requirements.

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

Determination of Fair Value
- ---------------------------

We currently purchase shares from our shareowners at their fair value as determined by the Board of Directors. The current fair value of $17.00 per share was determined by our Board of Directors at their meeting on February 21 and 22, 2001. Prior to November 23, 1999 we purchased, recalled and issued shares at book value as determined by our annual audited consolidated balance sheet.

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

The Board will evaluate the fair value on a semi-annual basis, with evaluations occurring in February and August of each year.

The following table reflects the price at which we have purchased shares of Common Stock since January 8, 1998:


          Date                                                 Price
          -----------------------------------------------------------
          January 8, 1998 to January 7, 1999 (Book Value)      $17.00
          January 8, 1999 to November 22, 1999 (Book Value)    $19.84
          November 23, 1999 to August 9, 2000 (Fair Value)     $21.50
          August 10, 2000 to present (Fair Value)              $17.00

Custody Arrangements for Certificates of OPL Common Stock
- ---------------------------------------------------------

Each shareowner may elect to have First Union National Bank hold his or her certificates as custodian without cost to the shareowner. First Union's Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

First Union National Bank
Employee Shareholder Services Corporate
Trust Department
P.O. Box 41784
123 South Broad Street
Philadelphia, PA
19101-1784
(www.firstunion.com\ess\)
- -------------------------

Phone: (215) 985-8569
Toll Free: (888) 663-8325

If a shareowner elects to have First Union hold the shares of Common Stock in custody, First Union will have the shares registered in its name and will sell or otherwise dispose of the shares only upon the shareowner's instruction and in conformity with our Bye-Laws. Dividends and other distributions on Common Stock held in custody will be promptly remitted by First Union to the shareowner. Shareowners will receive periodic statements of the number of shares held by First Union for their account and of dividends paid on those shares. Notice of any regular or special meeting of our shareowners will be forwarded to shareowners by First Union, which will vote the shares as directed by the shareowner or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting.

Item 6.  Selected Financial Data
- -------  -----------------------

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

                       Five-Year Selected Financial Data
                (In thousands U.S.$, except per share amounts)

Income Statement Data:
- ---------------------
Years Ended December 31,
                                             2000             1999            1998            1997           1996
- -----------------------------------------------------------------------------------------------------------------
Revenue:
  Gross reinsurance premiums written    $ 563,553       $  845,023      $  923,623      $  720,535       $561,386
- -----------------------------------------------------------------------------------------------------------------
  Reinsurance premiums earned             586,016          807,709         746,918         639,071        531,088
  Reinsurance commission income             5,621            5,574           6,090             495              -
  Real estate and leasing                 273,822          273,136         255,075         248,580        150,741
  Gain on disposal of assets               49,496                -          11,795               -              -
  Investment (loss) income                (32,473)         314,933         245,211         247,431        165,981
- -----------------------------------------------------------------------------------------------------------------
Total revenue                             882,482        1,401,352       1,265,089       1,135,577        847,810
- -----------------------------------------------------------------------------------------------------------------
Net (loss) income                        (557,916)         232,795         488,297         477,115        401,225
- -----------------------------------------------------------------------------------------------------------------
Basic and diluted net (loss)
income per share                            (4.53)            1.85            3.87            3.64           2.97
- -----------------------------------------------------------------------------------------------------------------
Cash dividends per share                     1.20             1.20            1.04            0.90           0.72

Balance Sheet Data:
- ------------------
December 31,
                                             2000             1999            1998            1997           1996
- -----------------------------------------------------------------------------------------------------------------
Cash and investments                   $2,866,743       $2,942,913      $2,609,444      $2,176,893     $1,873,028
- -----------------------------------------------------------------------------------------------------------------
Assets:
  Reinsurance                          $3,278,838       $3,389,636      $2,860,571      $2,249,045     $1,769,144
  Real estate and leasing              $1,298,746       $1,525,646      $1,507,772      $1,418,624     $1,423,027
- -----------------------------------------------------------------------------------------------------------------
Total assets                           $4,577,584       $4,915,282      $4,368,343      $3,667,669     $3,192,171
- -----------------------------------------------------------------------------------------------------------------
Short-term debt                        $  135,000       $        -     $         -     $         -    $         -
- -----------------------------------------------------------------------------------------------------------------
Long-term debt                         $  761,943       $  866,144      $  875,684      $  758,416     $  713,790
- -----------------------------------------------------------------------------------------------------------------
Members' equity                        $1,778,005       $2,547,383      $2,524,669      $2,227,162     $1,922,797
- -----------------------------------------------------------------------------------------------------------------
Net book value per share               $    14.70       $    20.48      $    19.84      $    17.00     $    14.24

Item 7.    Management's Discussion and Analysis of
- -------    ---------------------------------------
           Financial Condition and Results of Operations
           ---------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

2000 Compared to 1999
- ---------------------

(In thousands U.S.$)                         2000                1999
- -----------------------------------------------------------------------
Gross premiums written                  $   563,553           $ 845,023
Premiums ceded                              (62,868)            (25,340)
- -----------------------------------------------------------------------
Net premiums written                        500,685             819,683
Change in unearned premiums                  85,331             (11,974)
- -----------------------------------------------------------------------
Premiums earned                             586,016             807,709
Commission income                             5,621               5,574
- -----------------------------------------------------------------------
                                            591,637             813,283
- -----------------------------------------------------------------------
Losses and loss expenses                   (955,286)           (759,231)
Commissions and taxes                      (145,341)           (120,256)
- -----------------------------------------------------------------------
                                         (1,100,627)           (879,487)
- -----------------------------------------------------------------------
Underwriting loss                          (508,990)            (66,204)
- -----------------------------------------------------------------------

Investment (loss) income:
U.S. equities                               (69,731)            196,488
Emerging markets                            (71,535)            116,983
Fixed income                                 29,048             (55,843)
Multi-manager funds                          22,492              31,863
Other                                        18,645              12,652
Expenses                                     (4,938)             (6,197)
- -----------------------------------------------------------------------
Investment (loss) income                    (76,019)            295,946
- -----------------------------------------------------------------------

- -----------------------------------------------------------------------
Reinsurance (loss) income               $  (585,009)          $ 229,742
- -----------------------------------------------------------------------

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

The shipper's risk program was significant to the Company, not only because of the magnitude of the underwriting income, but also because its unique characteristics influenced our prior strategic and operational decision-making. Our long-term investment philosophy, our underwriting risk tolerance and our real estate diversification were all closely related to management's perceptions of the profitability, stability and liquidity of the shipper's risk program. Following the cancellation, management, in conjunction with independent consultants, performed a thorough assessment of our business operations, product lines and opportunities for future growth. As part of our second quarter review process we, and our independent actuaries, also completed a further evaluation of our reserve for accrued losses and loss expenses. In addition to the loss of the shipper's risk program our results for the year ended December 31, 2000 reflect the results of our operational review, including:

  . a charge to earnings totaling $460 million during the second quarter of 2000, representing reserve strengthening and the write-off of irrecoverable deferred acquisition costs,
  . the discontinuation of our property (non-catastrophe) and marine lines of business in the first quarter of 2000, and
  . the cancellation of ten programs in the accident & health, aviation, marine and multi-line lines of business, also during the first quarter of 2000.

The reserve strengthening related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The charge to earnings included $30.4 million of irrecoverable deferred acquisition costs for estimated premium deficiencies on the unexpired portion of policies in force. The reserve strengthening reflected significant additional claims reported to the Company in the second quarter and our assessment of prevailing conditions in the reinsurance market, including industry announcements that indicated deterioration in loss estimates for 1999 storms and other large industry events.

As a result of the above, our reinsurance segment experienced an underwriting loss of $509.0 million for the year ended December 31, 2000 compared to a loss of $66.2 million in 1999. The 1999 results included reserve strengthening adjustments of $223 million.

Gross reinsurance premiums written decreased by $281.5 million for the year ended December 31, 2000 compared with the prior year, primarily due to the loss of the shipper's risk reinsurance business and the non-renewal of a number of programs in the accident & health, aviation, marine and multi-line lines of business, as discussed earlier. The shipper's risk business had generated $273.5 million of premiums written in 1999, prior to its cancellation effective October 1, 1999.

The non-renewal of the accident & health, aviation, marine and multi-line programs contributed $182.3 million to the decrease in premiums written during the year ended December 31, 2000 when compared to the prior year. We also cancelled a number of existing property programs with premiums written of $70.5 million to avoid an aggregation of exposure with the new property catastrophe risks written for the first time in 2000. We started to write property catastrophe business as we believe that the risk-return characteristics will be more favorable, over the long-term, than from prior property programs. This new property catastrophe business generated premiums written of $82.5 million for the year ended December 31, 2000.

We wrote 21 new programs with premiums of $180.3 million during the year ended December 31, 2000 compared with 17 new programs yielding premiums of $129.3 million in 1999. Six of the programs written in 1999, with premiums of $54.2 million, were not renewed in 2000. Accident & health, finite risk and aviation were the largest contributors to the increase in new business. Revisions to original premium estimates reduced premiums written by $38.2 million for the year ended December 31, 2000 compared to a reduction of $9.4 million for the year ended December 31, 1999. Renewals accounted for $336.6 million of premiums written during the year ended December 31, 2000 compared with $450.6 million during the year ended December 31, 1999.

Premiums ceded increased to $62.9 million for the year ended December 31, 2000, compared to $25.3 million for the prior year. This follows our purchase of several layers of excess of loss protection for the aviation book of business. The reinsurance protection provides coverage of $77.0 million in excess of $3.0 million for a single loss event. In addition we purchased additional common account protection on our new accident & health programs and entered into a quota share retrocession of our property catastrophe business.

Premiums earned decreased by $221.7 million for the year ended December 31, 2000 compared with the prior year, primarily as a result of the loss of the shipper's risk reinsurance and the factors discussed above.

Despite the decrease in premiums earned for the year ended December 31, 2000, commissions and taxes increased to $145.3 million from $120.3 million during the same period last year. The increase relates primarily to the expensing of $30.4 million of deferred acquisition costs that are not expected to be recoverable as a result of anticipated underwriting losses arising from unexpired policies.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 194.6% for the year ended December 31, 2000 from 108.9% for 1999. Net underwriting loss for the year ended December 31, 2000 was $509.0 million compared to $66.2 million for 1999. This increase in underwriting loss of $442.8 million and increase in the combined ratio was principally due to two factors:

  . a charge to earnings totaling $460 million during the second quarter, representing reserve strengthening and the write-off of irrecoverable deferred acquisition costs, as discussed earlier, compared with reserve strengthening adjustments of $223 million in the third and fourth quarters of 1999, and

  . the cancellation of the shipper's risk program which contributed underwriting income in 1999 of $213.5 million.

The Company provided retrocessional reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable. Thus, if the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and will likely take many months to resolve. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer's favor and therefore benefit OPL as its retrocessionaire. The Company continues to reserve for losses and loss expenses without regard to any possibility that the reinsurer's contract will be rescinded.

Our investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Amid continued volatility in worldwide bond and equity markets, net investment losses related to our reinsurance segment for the year ended December 31, 2000 were $76.0 million, compared to gains of $295.9 million for 1999. Net investment income includes both realized and unrealized gains and losses on investments.

Our U.S. S&P 500 based equity portfolio, which closely tracks the index, decreased by 9.2% for the year ended December 31, 2000 generating losses of $69.7 million as compared to gains of $196.5 million in 1999. Our emerging markets equity portfolio lost 29.2% for the year ended December 31, 2000, or $71.5 million, as compared to a gain of $117.0 million in 1999. Our global bond portfolio earned 5.1% or $29.0 million for the year compared to a loss of $55.8 million in 1999, primarily due to a late year strengthening of the euro. Our U.S. strategic income portfolio, which is a combination of fixed income strategies, returned $22.5 million or 4.3% for the year compared to $31.9 million in 1999. Cash and cash equivalents earn 3 month CD rates which approximated 6.7% for 2000.

Real Estate and Leasing
- -----------------------

(In thousands U.S.$)                              2000             1999
- ------------------------------------------------------------------------
REVENUE:
Office buildings                               $144,615         $150,218
Hotel                                           107,055          101,208
Leasing                                          22,152           21,710
Gain on sale of office buildings                 49,496               --
- ------------------------------------------------------------------------
                                                323,318          273,136
- ------------------------------------------------------------------------
EXPENSES:
Operating expenses                              150,680          145,388
Interest expense                                 69,563           71,533
Depreciation and impairment expense              72,931           36,446
Minority interest in earnings                     3,867            3,029
- ------------------------------------------------------------------------
                                                297,041          256,396
- ------------------------------------------------------------------------
Operating income                                 26,277           16,740
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------
Investment income:
Real estate investment trust certificates        17,598           (5,342)
Other                                            21,010           18,132
- ------------------------------------------------------------------------
Investment income                                38,608           12,790
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------
Real estate and leasing income                 $ 64,885         $ 29,530
- ------------------------------------------------------------------------

Office building revenue decreased by 3.7% for the year ended December 31, 2000 from $150.2 million for 1999. The decrease of $5.6 million was primarily due to reductions in revenue following the sales of 333 West Wacker Drive and One Buckhead Plaza in August 2000, offset in part by increased revenue at Copley Place. Hotel revenue increased $5.8 million due to an increase in room and occupancy rates over 1999. Leasing revenue has increased from $21.7 million in the year ended December 31, 1999 to $22.2 million in the year ended December 31, 2000 primarily due to a $0.6 million increase in variable toll lease revenue of the Ramapo Ridge data processing facility as a result of an inflationary increase in rates and an increased volume of accounts processed.

In August 2000 we sold two of our office buildings. The net cash proceeds received were $123.2 million. The purchasers of both properties assumed the associated debt totaling $94.5 million. For 333 West Wacker Drive we received net proceeds of $76.1 million and for One Buckhead Plaza we received $47.1 million. This resulted in pre-tax gains on sale of $25.2 million and $24.3 million, respectively. We continue to review our strategic positioning in the real estate market and intend to take advantage of other sale opportunities when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Operating expenses have increased by $5.3 million primarily due to increases at the hotel and additional real estate taxes at Copley Place, offset by reductions in operating expenses following the sales of 333 West Wacker Drive and One Buckhead Plaza. The increase in operating expenses at the hotel is primarily due to higher cost of sales as a result of increased revenues and annual wage increases.

Depreciation expense for the year ended December 31, 2000 increased to $72.9 million from $36.4 million in 1999. The increase is primarily due to a $37.3 million asset impairment charge recorded in order to reduce the net book value of Madison Plaza to its estimated net realizable value, as this property is held for sale. As discussed below, Madison Plaza was sold in the first quarter of 2001.

Investment income for the year ended December 31, 2000 increased to $38.6 million from $12.8 million in 1999. The increase is primarily as a result of a significant increase in the value of the real estate investment trusts.

Real estate and leasing income for the year ended December 31, 2000 increased by $35.4 million over 1999 primarily due to gains on the sales of 333 West Wacker Drive and One Buckhead Plaza and increased investment income, offset in part by the asset impairment charge recorded for Madison Plaza.

Net Income
- ----------

 (In thousands U.S.$)                                                    2000                 1999
 -------------------------------------------------------------------------------------------------
 NET (LOSS) INCOME BEFORE TAXES
 Reinsurance                                                        $(585,009)            $229,742
 Real estate and leasing                                               64,885               29,530
 Other operating expenses                                             (17,695)             (15,345)
 -------------------------------------------------------------------------------------------------
 Consolidated net (loss) income before taxes                         (537,819)             243,927
 Income taxes                                                         (20,097)             (11,132)
- --------------------------------------------------------------------------------------------------
 Net (loss) income                                                  $(557,916)            $232,795
- --------------------------------------------------------------------------------------------------

For the year ended December 31, 2000, we experienced a net loss of $557.9 million compared to net income of $232.8 million in 1999. This decrease was primarily attributable to the comparatively poorer performance of the investment markets, the second quarter reserve strengthening and the loss of the shipper's risk program. Net income from shipper's risk for the year ended December 31, 2000 and 1999 was $nil and $213.5 million, respectively. Other operating expenses include goodwill, legal expenses and other corporate overheads. The tax charge increased significantly from 1999 due to the tax on the gains on sales of the office buildings. Net loss per share for the year ended December 31, 2000 was $4.53, compared to net income per share of $1.85 for 1999.

1999 Compared to 1998
- ---------------------

Reinsurance
- ------------

  (In thousands U.S.$)                                1999                   1998
  -------------------------------------------------------------------------------
  Gross premiums written                         $ 845,023              $ 923,623
  Premiums ceded                                   (25,340)               (14,628)
  -------------------------------------------------------------------------------
  Net premiums written                             819,683                908,995
  Change in unearned premiums                      (11,974)              (162,077)
  -------------------------------------------------------------------------------
  Premiums earned                                  807,709                746,918
  Commission income                                  5,574                  6,090
  -------------------------------------------------------------------------------
                                                   813,283                753,008
  -------------------------------------------------------------------------------
  Losses and loss expenses                        (759,231)              (404,328)
  Commissions and taxes                           (120,256)              (100,332)
  -------------------------------------------------------------------------------
                                                  (879,487)              (504,660)
  -------------------------------------------------------------------------------
  Underwriting (loss) income                       (66,204)               248,348
  -------------------------------------------------------------------------------

  U.S. equities                                    196,488                209,172
  Emerging markets                                 116,983                (57,127)
  Fixed income                                     (55,843)                83,561
  Multi-manager funds                               31,863                  6,495
  Other                                             12,652                  1,897
  Expenses                                          (6,197)                (4,762)
  -------------------------------------------------------------------------------
  Investment income                                295,946                239,236
  -------------------------------------------------------------------------------

  -------------------------------------------------------------------------------
  Reinsurance income                              $229,742               $487,584
  -------------------------------------------------------------------------------

Gross reinsurance premiums written decreased by $78.6 million for the year ended December 31, 1999 from $923.6 million for 1998. Premiums from 17 new programs totaled $129.3 million with the largest contributors being multi-line and property programs with $36.3 million and $51.2 million, respectively. Premiums from renewed programs increased by $116.8 million. These increases were offset by the cancellation of the shipper's risk program and programs that were not renewed which decreased premiums written by a total of $315.5 million. Premiums from the shipper's risk program decreased by $98.3 million to $273.5 million compared to $371.8 million in the prior year. The majority of this decrease was as a result of the shipper's risk cancellation and the Company declining to renew several accident & health, aviation and property programs, as they did not meet the Company's return requirements.

Reinsurance premiums earned increased by $60.8 million for the year ended December 31, 1999 as a result of the growth in volume of business written in the second half of 1998 and during 1999.

Net underwriting income decreased by $314.6 million for the year ended December 31, 1999. While our premiums earned increased by 8.1%, the overall combined ratio also increased from 67.6% to 108.9%. These changes are due to several factors, including:

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

Net investment income relating to our reinsurance segment for the year ended December 31, 1999 was $295.9 million compared to $239.2 million for the year ended December 31, 1998. This reflects a total return on our portfolio of 13.2% compared to 12.2% in 1998. Despite rising interest rates, our S&P 500 based equity portfolio returned 21.9% for the year ended December 31, 1999, generating $196.5 million as compared to $209.2 million in 1998. Our emerging markets equity portfolio returned 62.5% for the year ended December 31, 1999, generating $117.0 million as compared to a loss of $57.1 million in 1998. The global bond portfolio lost 9.5% for the year ended December 31, 1999, or $55.9 million, as compared to a gain of $83.6 million in 1998. Our strategic income multi-manager fund, which is a combination of U.S. income strategies, returned 7.8% for the year ended December 31, 1999, generating $31.9 million compared to $6.5 million in 1998.

Real Estate and Leasing
- -----------------------

(In thousands U.S.$)                                1999           1998
- -------------------------------------------------------------------------
REVENUE:
Office buildings                                  $150,218       $130,209
Hotel                                              101,208         93,886
Leasing                                             21,710         30,980
Gain on sale of aircraft                                --         11,795
- -------------------------------------------------------------------------
                                                   273,136        266,870
- -------------------------------------------------------------------------
EXPENSES:
Operating expenses                                 145,388        136,604
Interest expense                                    71,533         65,632
Depreciation expense                                36,446         35,392
Minority interest in earnings                        3,029          2,822
- -------------------------------------------------------------------------
                                                   256,396        240,450
- -------------------------------------------------------------------------
Operating income                                    16,740         26,420
- -------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates           (5,342)       (12,641)
Other                                               18,132         13,854
- -------------------------------------------------------------------------
Investment income                                   12,790          1,213
- -------------------------------------------------------------------------

- -------------------------------------------------------------------------
Real estate and leasing income                    $ 29,530       $ 27,633
- -------------------------------------------------------------------------

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

Operating expenses increased by $8.8 million for the year ended December 31, 1999 due to the purchase of Madison Plaza and an increase in operating costs at the hotel and Copley Place. Interest expense increased by $5.9 million from 1998 due to the purchase of Madison Plaza. Interest expense includes the expense associated with the Series A bonds that were used to finance the original acquisition of the aircraft. The proceeds from the sale of the aircraft were invested in zero coupon U.S. treasury notes and corporate bonds to provide collateral for the future interest obligations.

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

Net Income
- ----------

(In thousands U.S.$)                              1999          1998
- ---------------------------------------------------------------------
NET INCOME BEFORE TAXES
Reinsurance                                    $229,742       $487,584
Real estate and leasing                          29,530         27,633
Other operating expenses                        (15,345)       (16,011)
- ----------------------------------------------------------------------
Consolidated net income before taxes            243,927        499,206
Income taxes                                    (11,132)       (10,909)
- ----------------------------------------------------------------------
Net income                                     $232,795       $488,297
- ----------------------------------------------------------------------

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

Liquidity and Capital Resources
- -------------------------------

Our cash and cash equivalents increased by $64.8 million during the year ended December 31, 2000 compared to an increase of $279.5 million in 1999. Operating activities generated $90.9 million, investing activities generated $64.6 million and financing activities used $90.6 million compared to generating $497.3 million, $5.8 million and using $223.5 million, respectively, in 1999.

Reinsurance operations used $56.3 million for the year ended December 31, 2000 compared to an inflow of $231.0 million in 1999. This was largely due to the loss of the positive cash flow from the shipper's risk program and an increase in loss payments on accident & health, marine and multi-line programs.

Real estate operations generated $38.1 million for the year ended December 31, 2000 compared to $42.7 million in 1999.

We received $70.4 million of interest and dividends, purchased $942.7 million of traded investments and sold $1,005.1 million of investments in our trading portfolio compared to $59.6 million, $905.7 million and $1,085.1 million, respectively, in 1999. We also purchased $86.3 million of investments that are available-for-sale and sold $49.9 million of investments in our available-for-sale portfolio in 2000.

Our real estate investing activities produced net cash inflow of $123.2 million following the sale of two office buildings, 333 West Wacker Drive and One Buckhead Plaza. The purchasers of both properties assumed the associated existing debt of $94.5 million. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

As of December 31, 2000 the Company has $135 million of short-term debt that was obtained by OPCC which used the proceeds to provide temporary working capital. Proceeds from the sale of Madison Plaza in the first quarter of 2001, which amounted to $30.5 million, were used to repay this loan. It is anticipated that this loan will be completely repaid with the proceeds from the sale of Atlanta Financial Center. This debt is unsecured but is subject to various covenants. The most significant of these covenants is that the consolidated members' equity of the Company must be at least $1.7 billion at the end of each quarter. During the year ended December 31, 2000 the Company complied with all debt covenants.

We have paid two dividends each in the amount of $0.60 per share in the year ended December 31, 2000 resulting in a total cash outflow of $148.3 million compared to one dividend of $1.20 per share totaling $152.9 million in 1999.

During the year ended December 31, 2000 we purchased $63.2 million of shares from our shareowners. During 1999 we purchased $172.4 million of shares from our shareowners and received $115.2 million from issuance of shares.

In November 1999, the Board announced that it would limit the number of shares of our Common Stock that we were willing to purchase from any shareowners seeking to sell such shares between November 23, 1999 and November 1, 2000. During such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 23, 1999. The Board recently decided to similarly limit the number of shares that we would be willing to purchase from any shareowners seeking to sell such shares between November 1, 2000 and December 31, 2001. Accordingly, during such period, we will be willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. This means that if a shareowner of record as of November 1, 2000 subsequently transfers shares to another party, then the Company will not purchase any of these shares from the transferee since the transferee will not have been a shareowner of record as of November 1, 2000. Although no determination has been made, the Board expects that the 10% limitation on share purchases by the Company will continue for years subsequent to 2001 on an annual basis. However, because of our need to maintain a strong and stable capital base, we could, at any time, revise our policy on share purchases from shareowners and impose further limitations on the number of shares of our Common Stock that we will purchase from any shareowner seeking to sell shares. As a result, there can be no assurance of the continuation of our willingness to purchase shares from shareowners who wish to sell shares.

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

Credit Risk Disclosures
- -----------------------

Credit risk represents the loss that would occur if a counterparty or issuer failed to perform its contractual obligations. Certain policies and procedures have been established to protect the Company against such losses from its investments or receivables. Controlling duration of the investment portfolio by limiting tracking error to known benchmarks, placing limits on exposure to any one counterparty and mandating minimum credit ratings all serve to control the credit exposure associated with the Company's financial instruments.

Subsequent Event
- ----------------

In February 2001 we completed the sale of Madison Plaza for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.3 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
- --------------------------------------------------------------------

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

The Company's financial instruments that are materially exposed to market risks as of December 31, 2000 and December 31, 1999 are:

(In thousands U.S.$)                                             FAIR VALUE
- --------------------------------------------------------------------------------
Trading portfolio:                                          2000          1999
     Investment in equity securities:
          United States                                 $  808,065    $1,002,345
          Emerging markets                                 165,188       236,982
          Multi-manager funds                              504,067       435,480
          Real estate investment trust certificates         48,133        62,691
     Investment in global fixed income securities          539,302       512,148
- --------------------------------------------------------------------------------
                                                         2,064,755     2,249,646

     Cash and cash equivalents                             515,159       450,336
- --------------------------------------------------------------------------------
Total                                                   $2,579,914    $2,699,982
- --------------------------------------------------------------------------------

The Company also maintains a non-trading portfolio, including held-to-maturity and available-for-sale securities. The held-to-maturity securities consist of U.S. zero-coupon treasury notes and corporate bonds that collateralize certain of the Company's real estate debt obligations. As of December 31, 2000 and 1999 the Company's held-to-maturity securities were carried at an amortized cost of $242.2 million (fair value $285.1 million) and $242.9 million (fair value $254.6 million), respectively. The available-for-sale securities were purchased during 2000 and at December 31, 2000 were carried at a fair value of $44.6 million. As of December 31, 2000 and 1999 the Company also had $896.9 million (fair value $990.9 million) and $866.1 million (fair value $908.0 million), respectively, of debt issued in connection with the Company's real estate activities. The non-trading portfolio does not expose the Company to material market risk. Although the zero-coupon securities' market values are exposed to adverse long-term interest rate fluctuations, the Company has the intent and ability to hold such securities to maturity. Therefore, although the Company may experience temporary declines in the fair value of such instruments, there would be no detrimental impact on the Company's earnings as a result of such fluctuations. The Company's debt is issued at fixed rates. As such, interest rate movements would not impact interest expense.

The majority of the Company's invested assets are classified in a trading portfolio, which comprises both fixed income and equity securities:

  . The fixed income investments include securities issued by the U.S. and foreign governments, supranationals and government agencies. The Company's fixed income portfolio correlates closely with the Salomon Brothers World Government Bond Index (excluding Japan, unhedged).
  . The Company invests in equity markets in both the U.S. and emerging market countries. The U.S. equity portfolio is highly correlated with the S&P 500 Index, while the emerging market equity portfolio is highly correlated with the IFC Regional Investable Composite Index.
  . The Company's equity securities include an investment in a strategic income multi-manager fund. The fund is benchmarked to a weighted average of the Lehman Intermediate Government/Corporate, Merrill Lynch 1-3 Years Corporate, Merrill Lynch Convertible and Merrill Lynch High Yield Bond Indices.
  . The Company's equity securities also include an investment in a market-neutral multi-manager fund. The fund combines different investment styles and techniques whereby long, or bought, positions are matched with short, or sold, positions in an attempt to neutralize the effect of the broader market's overall direction, thereby offering investors an increased likelihood of realizing a return in all types of market conditions.

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

The following paragraphs address the significant market risks associated with the Company's trading portfolio as of December 31, 2000 and 1999.

Interest Rate Risk
- ------------------

The primary exposure to interest rate risk in the trading portfolio relates to fixed income investments. Multi-manager funds include a $450 million investment in a strategic income mutual fund that is also exposed to interest rate risk. Changes in market interest rates directly impact the market value of such securities. The Company's primary risk exposures are interest rates on fixed rate intermediate-term instruments, both in the U.S. and internationally. Additionally, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market and economic conditions may affect fair values of interest rate sensitive instruments.

The Company's general strategy with respect to fixed income securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations to individual issuers and industry segments and countries. Interest rate risk is managed by maintaining an intermediate duration band. The Company's fixed income securities have an average duration of between four and six years. The Company believes that this duration provides an acceptable balance between increased yield at the date of purchase and overall interest rate risk.

The Company does not presently match the duration of assets to meet maturing reinsurance liabilities.

Equity Price Risk
- -----------------

OPL invests in equity securities to diversify its exposure to interest rate risk and to enhance total return. The Company's S&P 500 and IFC portfolios are subject to changes in value due to movements in equity prices. In addition, a portion of the strategic income multi-manager fund is invested in convertible debt securities, whose values are exposed to equity price risk. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee or its country of operation, liquidity, the relative price of alternative investments or general market conditions.

OPL attempts to manage this exposure by avoiding concentrations of exposure to individual issuers and industry segments. The Company's IFC portfolio is also diversified with respect to individual country concentrations. However, it is recognized that dramatic downturns in one sector or market can have a knock-on effect on another, resulting in higher positive correlations and an accumulation of significant losses.

In general, equity securities have more year-to-year price volatility than intermediate high-grade fixed income securities. However, equity returns over longer time frames have been consistently higher than fixed income. As such, OPL is not necessarily concerned with short-term price volatility, providing that the portfolio remains well diversified and overall risk does not exceed our tolerance. The Company has adequate capital to absorb short-term equity price volatility.

Foreign Currency Risk
- ---------------------

OPL is exposed to foreign currency risk arising from foreign exchange rate fluctuations against the U.S. dollar on both its global fixed income portfolio and the IFC emerging markets equity portfolio. The primary currency creating foreign exchange rate risk is the euro. Although the IFC portfolio does not expose the Company to material concentration in any one currency, there is some correlation amongst the currencies of emerging market countries.

The Company does not hedge against the exchange rate risk associated with its investments in foreign countries as it believes that the direct and opportunity costs associated with a hedging program exceed any benefits in the long term.

OPL's reinsurance operations also have exposure to foreign currency rates, particularly the United Kingdom pound sterling and the euro. This exposure is mitigated by the fact that the Company's reinsurance premiums and related receivables are partially offset by claims incurred and claims liabilities, respectively, denominated in the same currency.

Value-at-Risk
- -------------

Potential gains or losses from changes in market conditions can be estimated through statistical models that attempt to predict, within a specified confidence level, the maximum loss that could occur over a defined period of time. For example: an investment portfolio with a Value-at-Risk ("VaR") of $10 million for a one year time horizon and a 95% probability, means that there is a 5% chance that the portfolio will lose more than $10 million over a year.

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

The estimates of VaR were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and foreign currency exchange rates and equity prices for the 60 months ended December 31, 2000 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a proxy for risk measurement. Mean assumptions include no change in annual interest and foreign currency rates, a 9.0% return on equity securities and a 4.0% return on fixed income securities. The VaR at December 31, 1999 was calculated assuming an 11.0% return on equity securities and a 4.5% return on fixed income securities. VaR is a statistical estimate and should not be viewed as predictive of the Company's future financial performance and there can be no assurance that the Company's actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years.

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

Therefore such models are tools and do not substitute for the experience and judgment of management.

The VaR for each component of the Company's market risk in the trading portfolio as of December 31, 2000 and December 31, 1999 was:

Trading portfolio (in millions U.S.$):             2000           1999
- -----------------------------------------------------------------------
     Interest rate risk                         $   5.3          $  6.3
     Equity price risk                            180.8           171.2
     Foreign exchange rate risk                    46.3            37.4
     Diversification benefit                     (150.1)          (98.9)
- -----------------------------------------------------------------------
                                                $  82.3          $116.0
- -----------------------------------------------------------------------

Estimated changes in fair value associated with the trading portfolio would have a direct effect on net income. The Company's total VaR includes a diversification benefit since interest rate, equity and currency risks are only partially correlated.

The average, high and low VaR for each component of the Company's market risk in the trading portfolio for the year ended December 31, 2000 was:

Trading portfolio (in millions U.S.$):        Average      High         Low
- --------------------------------------------------------------------------------
     Interest rate risk                       $   8.1      $  13.8     $   5.3
     Equity price risk                          182.6        184.9       180.8
     Foreign exchange rate risk                  40.3         46.3        37.1
     Diversification benefit                   (123.3)      (126.3)     (140.9)
- --------------------------------------------------------------------------------
                                              $ 107.7      $ 118.7     $  82.3
- --------------------------------------------------------------------------------

Despite an increase in volatility in global equity securities and the euro, the decrease in total VaR from 1999 can be attributed to an increase in cash as a proportion of total assets at the end of the year 2000. Cash not only has a very low VaR but also significantly increases the diversification benefits of the whole portfolio.

Our asset allocation models are frequently updated to incorporate recent volatility and return characteristics.

Safe Harbor Disclosure
- ----------------------

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Some of the statements contained in this report contain forward-looking information. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements can be identified by the use of such words as "expect," "believe," "goal," "plan," "intend," "estimate," "may" and "will" or similar words. These forward-looking statements relate to our plans and objectives for future operations including our growth and operating strategy, our implementation of new products and new reinsurance programs, trends in our industry and our policy on future dividends.

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

 . our ability to replace, with profitable business, the revenues that we derived in the past from reinsurance of excess value package insurance associated with the business of UPS.
 . pricing pressure resulting from the competitive environment in which we operate
 . ability to collect reinsurance recoverables
 . the uncertainties of the reserving process
 . the occurrence of catastrophic events with a frequency or severity exceeding our estimates
 . loss of the services of any of the Company's executive officers
 . uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in certain jurisdictions)
 . losses due to interest rate fluctuations
 . volatility in global financial markets which could affect our investment portfolio
 . the resolution of any pending or future tax assessments by the IRS against us . the resolution of other pending litigation
 . the impact of mergers and acquisitions
 . the difficulty of integrating new businesses and significant new staff with our existing operations.

We do not undertake to update these forward-looking statements in any manner.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

The Consolidated Financial Statements of OPL are filed together with this
Report: see pages [F-1 to F-19] which are incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants
- -------  ---------------------------------------------
         on Accounting and Financial Disclosure
         --------------------------------------

Not applicable.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant
- -------- --------------------------------------------------

Directors
- ---------

Set forth below is certain biographical information concerning each of the directors.
________________________________________________________________________________

Robert J. Clanin         Age 57                    Director since 1994

Prior to becoming a director, Mr. Clanin served as Vice President of OPL from June 1990 to August 1994. He served as Senior Vice President, Treasurer and Chief Financial Officer of UPS from 1994 until his retirement on January 8, 2001. Mr. Clanin also retired from the UPS Management Committee effective January 8, 2001. He served on the UPS Board of Directors from 1996 until his retirement on January 8, 2001.
________________________________________________________________________________

D. Scott Davis           Age 49                    Director since 1999

Mr. Davis served as President and Chief Executive Officer of OPL from January 7, 1999 until his resignation on January 4, 2000 and March 30, 2000, respectively. After his resignation as CEO, Mr. Davis accepted the position of Vice President of Finance for UPS and on January 8, 2001 was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Davis also serves as a member of the UPS Management Committee, which oversees the day-to-day management of UPS. From May 1985 until January 1999, he served as Vice President - Finance and Accounting for UPS, where his responsibilities for several years included banking, investments, financial reporting and shareowner relations. Mr. Davis serves on the Finance Committee of the Georgia Council on Economic Education.
________________________________________________________________________________

Mary R. Hennessy         Age 48                    Director since 2000

Ms. Hennessy was elected President and Chief Operating Officer of OPL on January 4, 2000 and Chief Executive Officer on April 1, 2000. Prior to her appointment at OPL, Ms. Hennessy held positions at TIG Holdings, Inc. from 1996 to 1999, a NYSE-publicly traded insurance holding company, initially as Executive Vice President and Chief Underwriting Officer and then as President and Chief Operating Officer. From 1988 to 1996, she served as President of Am-Re Services, Inc., Chairman and Chief Executive Officer of Am-Re Consultants, Inc. and Senior Vice President and Chief Actuary for American Re-Insurance Company. She is also a director of Annuity and Life Re Holdings Ltd., an insurer based in Bermuda.
________________________________________________________________________________

Joseph M. Pyne           Age 53                    Director since 1995

Mr. Pyne has served as Senior Vice President of Corporate Development for UPS since 1996. In this capacity, he directs UPS's worldwide marketing, electronic commerce, advertising, public relations, the UPS Logistics Group, UPS Capital Corporation and other subsidiaries that enable global commerce. From 1995 to 1996, he was the Vice President of Marketing at UPS and served as UPS National Marketing Planning Manager from 1989 to 1995. Mr. Pyne is a member of the Conference Board and the Council of Logistics Management. He is also a member of the Board of Trustees for the UPS Foundation.

________________________________________________________________________________

Cyril E. Rance           Age 66                    Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He also has had a long and varied career in civic and government service, including 10 years as a member of the Bermuda Parliament. He is a director of XL Capital Ltd., an insurance holding company, and of several international companies registered in Bermuda.

________________________________________________________________________________

Executive Officers
- ------------------

Listed below is certain information relating to the executive officers of OPL.


Name                 Age  Officers
- -------------------  ---  ----------------------------------------------------
Mark R. Bridges       41  Chief Financial Officer and Treasurer

Michael J. Cascio     45  President and Chief Executive Officer of OPUS Re (1)

Mark B. Cloutier      45  Chief Claims Officer (2)

D. Scott Davis        49  President and Chief Executive Officer (3)

Mary R. Hennessy      48  President and Chief Executive Officer (4)

Jed E. Rhoads         42  President of OP Finite (5)


  (1) Mr. Cascio was appointed Chief Underwriting Officer of OPL on January 4, 2000. On February 1, 2001 Mr. Cascio was appointed President and Chief Executive Officer of OPUS Re.

  (2) Mark B. Cloutier was appointed Chief Claims Officer of OPRe on November 20, 2000.

  (3) Mr. Davis served as President and Chief Executive Officer of OPL until January 4, 2000 and March 30, 2000, respectively.

  (4) Ms. Hennessy was appointed President and Chief Operating Officer of OPL on January 4, 2000 and appointed Chief Executive Officer on April 1, 2000.

  (5) Jed E. Rhoads was appointed President of OP Finite on December 1, 2000.

Executive Officer Biographical Information
- ------------------------------------------

Mr. Bridges has served as Chief Financial Officer and Treasurer of OPL since May 1998. He also serves as a Director of all OPL subsidiaries. He joined OPL from KPMG Peat Marwick in Bermuda, where he had been a partner since 1988. He qualified as a Member of the Institute of Chartered Accountants in England and Wales in 1983 and was awarded his fellowship in 1994.

Mr. Cascio served as Chief Underwriting Officer of OPL from January 4, 2000 until January 31, 2001. He also served on the Board of Directors of all Bermuda subsidiaries and OPUS Re until his appointment on February 1, 2001 as President and Chief Executive Officer of OPUS Re. Mr. Cascio remains a member of the Board of Directors of OPUS Re, however resigned his board positions of the Bermuda subsidiaries. Prior to his appointment at OPL in January 2000, Mr. Cascio was one of the co-founders of Stockton Re, a Bermuda based finite risk reinsurer and from 1994 until 1997, he served as one of the Managing Directors. His prior experience also includes senior underwriting and management positions with Centre Re, Pinnacle Reinsurance, KPMG and Travelers Insurance Company. Mr. Cascio is a Fellow of the Casualty Actuarial Society (FCAS), a member of the American Academy of Actuaries and Founder and first President of CABER (Casualty Actuaries of Bermuda).

Mr. Cloutier has served as Chief Claims Officer since November 20, 2000. Prior to joining OPL, Mr. Cloutier held senior management positions at E.W. Blanch Holdings, Inc. for one year and TIG Holdings for four years. Prior to these positions he was at Lindsey Morden Claim Services, and Brouwer and Company. Additionally, Mr. Cloutier was founder and president of an independent claim service company in British Columbia.

For biographical information on Mr. Davis, see above section on "Directors".

For biographical information on Ms. Hennessy, see above section on "Directors".

Mr. Rhoads has served as the President of OP Finite (a division of OPRe) since December 1, 2000. Prior to joining OPL, Mr. Rhoads was, from 1998 a Principal of Stockton Reinsurance Limited, a finite risk reinsurer based in Bermuda. Prior to that, Mr. Rhoads was with Sedgwick Re for 14 years most recently as Senior Executive Vice President and Corporate Treaty Officer responsible for treaty reinsurance business.

The officers of OPL serve at the pleasure of the Board of Directors.


Section 16(a) Beneficial Ownership Reporting Compliance
- -------------------------------------------------------

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

Item 11. Executive Compensation
- -------- ----------------------

Summary Compensation Table
- --------------------------

The following table shows the compensation paid or to be paid by OPL or any of its subsidiaries in 2000, 1999 and 1998 to the following Named Executive Officers in all capacities in which they served:

                                                                                                 Long-term
                                                      Annual Compensation                        Compensation
- ---------------------------------------------------------------------------------------------------------------------
                                                                               Other Annual      Shares Underlying
                                                                               Compensation      Stock Appreciation
Name and Principal Position                 Year   Salary      Bonus (7)       (8)               Rights
- ---------------------------------------------------------------------------------------------    --------------------
Mary R. Hennessy                            2000   $400,000    $   --          $156,000              84,311
  President and Chief Executive
     Officer (1)

Mark R. Bridges                             2000   $240,000    $    --         $ 96,000              36,414
  Chief Financial Officer and               1999   $171,875    $176,135        $135,000               7,021
  Treasurer (2)                             1998   $104,000    $    --         $ 84,375                  --

D. Scott Davis                              2000   $ 53,500    $    --         $     --                  --
  President and Chief Executive             1999   $225,500    $112,680        $ 96,000              13,480
     Officer (3)

Michael J. Cascio                           2000   $280,000    $    --         $120,000              49,181
  Chief Underwriting Officer (4)

Mark B. Cloutier                            2000   $ 24,615    $100,000        $ 29,567                  --
  Chief Claims Officer of OPRe (5)

  (1) Ms. Hennessy commenced employment with OPL in January 2000.
  (2) Mr. Bridges commenced employment with OPL in May 1998.
  (3) Mr. Davis commenced employment with OPL in January 1999 and resigned in March 2000.
  (4) Mr. Cascio commenced employment with OPL in January 2000 as Chief Underwriting Officer. On February 1, 2001 Mr. Cascio was appointed President and Chief Executive Officer of OPUS Re.
  (5) Mr. Cloutier commenced employment with OPL in November 2000.
  (6) Mr. Rhoads commenced employment with OPL in December 2000.
  (7) The 1999 bonus amounts include awards in respect of performance for both 1998 (awarded and paid in January 1999) and 1999 (awarded and paid in November 1999). No performance bonuses were awarded during 2000. Amounts awarded in 2001 in relation to 2000 performance will be recorded in 2001. Mr. Cloutier received a signing on bonus in November 2000.
  (8) Other annual compensation consists of cost of living allowances.

No other executive officers earned annual compensation in excess of $100,000 in 2000.

Stock Appreciation Rights - Grants
- ----------------------------------

The following table sets forth information concerning grants of Stock Appreciation Rights ("SARs") to the Named Executive Officers in 2000:

                            Number of
                            Shares                                                       Potential Realizable Value at Assumed
                            Underlying       % of Total SARs    Base                     Annual Rates of OPL Stock
                            SARs             Granted to         Price      Expiration    Appreciation for Rights Term (3)
                                                                                        -----------------------------------------
     Name                   Granted          Employees          (1)        Date (2)       5%              10%
- ---------------------------------------------------------------------------------------------------------------------------------
Mary R. Hennessy            84,311           21.0%              $21.50     04/30/03      $285,725         $600,000

Mark R. Bridges              2,690            0.7%              $19.84     04/30/04      $ 14,725         $ 32,583
                            33,724            8.4%              $21.50     04/30/03      $114,289         $240,000

Michael J. Cascio           49,181           12.3%              $21.50     04/30/03      $166,671         $350,000

   (1) Represents the price of OPL Common Stock on the date of the original grant.
   (2) Rights may only be exercised during the four-week period prior to the expiration date.
   (3) Based on actual term of SARs and annual compounding. The dollar amounts in these columns are the result of calculations at the assumed appreciation rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of shares of Common Stock.

Stock Appreciation Rights Exercises and Holdings
- ------------------------------------------------

The following table sets forth information concerning the value of the SARs of the Named Executive Officers on December 31, 2000. No SARs were exercised by any Named Executive Officers during 2000.

                                           Aggregated SARs Value at December 31, 2000
                                           ------------------------------------------

                           Number of Unexercised Rights           Value of Unexercised Rights (1)
Name                       Exercisable        Unexercisable       Exercisable      Unexercisable
- --------------------------------------------------------------------------------------------------
Mary R. Hennessy               --                84,311           $    --          $    0

Mark R. Bridges                --                43,435           $    --          $    0

Michael J. Cascio              --                49,181           $    --          $    0

  (1) Based on fair value per share of OPL Common Stock, as determined by the Board of Directors, as of December 31, 2000 minus exercise price.

Compensation of Directors
- -------------------------

Directors who are employees of OPL receive no additional compensation for their service as directors or as members of committees appointed by the Board of Directors. Other directors receive a fee of $10,000 per board meeting attended. Members of the Audit, Compensation and Nominating Committees who are not employees of OPL receive an additional fee of $1,250 for each Committee meeting they attend.

Compensation Committee Interlocks and Insider Participation
- -----------------------------------------------------------

The Compensation Committee is comprised of the following members - Cyril E. Rance (Chair), D. Scott Davis and Robert J. Clanin. Two members of the Compensation Committee of the Board of Directors of OPL were officers of OPL. Robert J. Clanin served as Vice President of OPL from 1990 until 1994, and D. Scott Davis served as President and Chief Executive Officer of OPL from January 1999 until March 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- --------  --------------------------------------------------------------

Stock Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------

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

No individual or group known to the Company beneficially owns more than five percent of the outstanding shares of OPL Common Stock.

                                     Common Stock Held as of February 28, 2001(1)
                                    ---------------------------------------------------------------------------------------
                                     Shares Beneficially         Additional Shares in     Total Shares and
                                     Owned (2)                   which the Director or    Percent of Class
                                                                 Nominee has, or
                                                                 Participates in the
                                                                 Voting or Investment
Name                                                             Power (3)
- ---------------------------------------------------------------------------------------------------------------------------
Mark R. Bridges
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                    8,966                   --                   8,966 (0.01%)
Michael J. Cascio
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                     --                     --                     --
Robert J. Clanin
  55 Glenlake Parkway
  NE  Atlanta, GA 30328                      35,715                5,130,564           5,166,279 (4.30%)
Mark B. Cloutier
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                     --                     --                      --
D. Scott Davis
  55 Glenlake Parkway
  NE  Atlanta, GA 30328                      17,791                   --                  17,791 (0.01%)
Mary R. Hennessy
  Mintflower Place
  8 Par-la-Ville Road
  P.O. Box 1581
  Hamilton, HM GX, Bermuda                     --                     --                      --

                                               Common Stock Held as of February 28, 2001(1)
                                              -----------------------------------------------------------------------------
                                               Shares Beneficially    Additional Shares in    Total Shares and
                                               Owned (2)              which the Director or   Percent of Class
                                                                      Nominee has, or
                                                                      Participates in the
                                                                      Voting or Investment
Name                                                                  Power (3)
- ---------------------------------------------------------------------------------------------------------------------------------
Joseph M. Pyne
      55 Glenlake Parkway
      NE  Atlanta, GA 30328                         21,977                  --                       21,977 (0.01%)
Cyril E. Rance
      Blue Anchorage
      No. 6 Agars Hill - Point Shares
      Pembroke, HM 05, Bermuda                       2,000                  --                        2,000 (0.00%)
All directors and executive officers as
a group (8 persons)                                 86,499                5,130,564               5,217,013 (4.34%)

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

  (2) The amounts shown in this column include an aggregate of 14,123 shares owned by or held in trust for members of the families of Mr. Clanin as to which they disclaim beneficial ownership.

  (3) None of the directors, nominees, other officers or members of their families, have any ownership rights in the shares listed in this column. Of the shares 4,793,402 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.

Item 13.  Certain Relationships and Related Transactions
- --------  ----------------------------------------------

Common Relationships With UPS
- -----------------------------

OPL was organized under Bermuda law in June 1983 by UPS. On December 31, 1983, prior to commencing operations, OPL was spun off when UPS paid a special dividend to shareowners of one share of Common Stock for each share of UPS Common Stock outstanding as of November 18, 1983, resulting in the distribution of approximately 97% of the outstanding Common Stock.

OPL was organized to reinsure shipper's risks relating to packages carried by subsidiaries of UPS as a common carrier as well as to underwrite other reinsurance for insureds unaffiliated with UPS. Since commencing operations on January 1, 1984, OPL's primary reinsurance business was reinsuring insurance issued by United States-based insurance companies unaffiliated with UPS or OPL. On August 31, 1999, the primary insurer notified OPL that effective October 1, 1999 UPS intended to provide shipper's risk reinsurance for its customers through a UPS subsidiary. With the cancellation of the shipper's risk reinsurance, OPL no longer receives revenue from this program. On March 23, 2000, with an effective date of October 1, 1999, OPL entered into a Claims Handling Agreement with UPS Re Ltd. ("UPS Re"), a subsidiary of UPS, for the purpose of run off of the shipper's risk reinsurance contracts. OPL will pay UPS Re $25,000 annually until termination of this Agreement for claims administration fees.

OPL's reinsurance business has also included reinsurance of workers' compensation insurance issued by another unaffiliated United States-based insurance company covering risks of a UPS subsidiary in the State of California.

Three members of OPL's Board of Directors served as officers of UPS during 2000. Mr. Robert J. Clanin has served as Vice President, Treasurer and Chief Financial Officer of UPS since 1994 until his retirement on January 8, 2001, Mr. Joseph M. Pyne serves as Senior Vice President - Corporate Marketing of UPS and Mr. D Scott Davis served as Vice President of Finance for UPS from April 1, 2000 until his appointment as Vice President, Treasurer and Chief Financial Officer of UPS on January 8, 2001. As such these individuals had an interest in transactions occurring between the Company and UPS in 2000. In considering which risks related to UPS's business to reinsure, directors of OPL who are also officers and shareowners of UPS must consider the impact of their business decisions on each of the two companies. Although prevailing market conditions are among the factors considered by them in making such decisions, there can be no assurance that transactions relating to the two companies will be on the most favorable terms that could be obtained by either party in the open market. OPL does not have any formal conflict resolution procedures.

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

OCC has irrevocably assigned the right to receive the fixed component of rentals on the Facility lease to its subsidiary, OPL Funding, a Delaware corporation. OPL Funding pledged its interest in these payments to secure bonds issued to finance the acquisition of the leased assets. UPS's obligation to pay the fixed rentals to OPL Funding is absolute and unconditional during the initial term of each lease, and continues after an early lease termination unless UPS pays to OPL Funding an amount sufficient to defease the remaining interest payments on the bonds. In the event that OCC fails to pay certain income taxes, UPS is obligated to pay additional rentals to provide for such taxes. OCC is required to reimburse UPS the amount of any such termination or tax payments.

At the conclusion of the lease in 2050, UPS has an option to purchase the building in which the data processing facility is located at the higher of fair market value or settlement value prevailing at that time. In 2000 OCC received rental payments of approximately $18.5 million in the aggregate from UPS pursuant to the lease described above.

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------   ---------------------------------------------------------------

         (a)  1. Financial Statements.
                 - See Index to Financial Statements and Financial Statement Schedules at page F-1

              2. Financial Statement Schedules.
                 - See Index to Financial Statements and Financial Statement Schedules at page F-1

              3. List of Exhibits.
                 - See Exhibit Index at page E-1

         (b)  Reports on Form 8-K.
              - No reports on Form 8-K were filed during the quarter ended December 31, 2000.

         (c)  Exhibits required by Item 601 of Regulation S-K.
              - See Exhibit Index at page E-1

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Overseas Partners Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

                                         OVERSEAS PARTNERS LTD.


Date:  March 30, 2001                 By:  /s/ Mary R. Hennessy
                                      ------------------------------------------
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this Report below:

               Signature                                       Title                                    Date
- ------------------------------------------------------------------------------------------------------------------------
       /s/ Mary R. Hennessy               President, Chief Executive Officer and Director          March 30, 2001
- ----------------------------------------
          (Mary R. Hennessy)

       /s/ Mark R. Bridges                            Chief Financial Officer                      March 30, 2001
- ----------------------------------------
          (Mark R. Bridges)

      /s/ Robert J. Clanin                             Chairman of the Board                       March 30, 2001
- ----------------------------------------                  of Directors and
        (Robert J. Clanin)                                    Director

        /s/ D. Scott Davis                                    Director                             March 30, 2001
- ----------------------------------------
           (D. Scott Davis)

        /s/ Joseph M. Pyne                                    Director                             March 30, 2001
- ----------------------------------------
           (Joseph M. Pyne)

        /s/ Cyril E. Rance                                    Director                             March 30, 2001
- ----------------------------------------
           (Cyril E. Rance)

                                 EXHIBIT INDEX
                                 -------------

(3)  Articles of Incorporation and Bye-Laws.

        3(a)   Certificate of Incorporation              Incorporated by Reference of Exhibit 3(a) of
                                                         Registration Statement (on Form S-1), No. 2-95460.

        3(b)   Bye-Laws as amended and restated          Incorporated by Reference to Exhibit 3(b) of OPL's
                                                         Annual Report on Form 10-K for the Year Ended December
                                                         31, 1999

        3(c)   Altered Memorandum of Association         Filed herewith

(4)  Instruments defining the rights of security holders, including indentures.

        4(a)   Copy of specimen stock certificate        Incorporated by Reference to Exhibit 4(a) Registration
                                                         Statement (on Form S-1), No. 2-95460.

        4(b)   Agreement accepting restrictions          Incorporated by Reference of Exhibit 4(b) of
               on transfer and rights to purchase        Registration Statement (on Form S-1), No. 2-95460.
               executed by recipients of shares

(10) Material Contracts.

        10(a)  Facultative Reinsurance Agreement         Incorporated by Reference to Exhibit 10(b) of OPL's
               between OPL and Liberty Mutual            Registration Statement (on Form S-1) No. 2-95460.
               Fire Insurance Company and
               Amendments.

        10(b)  Series A Loan Agreement and Note          Incorporated by Reference to Exhibit 10(o) of OPL's
               between OPL Funding and OPCC dated        Post-Effective Amendment No. 1 to Registration Statement
               November 6, 1990.                         (on Form S-2) No. 33-30944

        10(c)  Security Agreement between OPL            Incorporated by Reference to Exhibit 10(p) of OPL's Post
               Funding and OPCC dated November 6,        Effective Amendment No. 1 to Registration Statement (on
               1990.                                     Form S-2) No. 33-30944.

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

        10(f)  Amended and Restated Trust                Incorporated by Reference to Exhibit 10(x) of OPL's
               Indenture and Security Agreement          Post-Effective Amendment No. 1 to Registration
               among OPL Funding, Overseas               Statement (on Form S-2) No. 33-30944.
               Partners Credit, Inc. ("OPL
               Credit") and Continental Bank
               N.A. as trustee, dated November
               6, 1990.

        10(g)  Bond Purchase Agreement among OPL          Incorporated by Reference to Exhibit 10(y) of OPL's
               Funding, UPS, OPL and Salomon              Post-Effective Amendment No. 1 to Registration
               Brothers Inc. dated November 6,            Statement (on Form S-2) No. 33-30944.
               1990.

        10(h)  Letter Agreement from OPL Funding,         Incorporated by Reference to Exhibit 10(z) of OPL's
               UPS and OPL to each Purchaser of           Post-Effective Amendment No. 1 to Registration Statement
               the Bonds dated November 9, 1990.          (on Form S-2) No. 33-30944.

        10(i)  Indemnification Agreement among            Incorporated by Reference to Exhibit 10(aa) of OPL's
               OPL, OPL Funding, OPCC and                 Post-Effective Amendment No. 1 to Registration Statement
               Continental Bank N.A., as Trustee,         (on Form S-2) No. 33-30944.
               dated November 6, 1990.

        10(j)  Agreement dated as of December 22,         Incorporated by Reference to Exhibit 99.1 of OPL's
               1993, among Host Marriott                  Current Report on Form 8-K dated January 12, 1994.
               Corporation, Urban Investment and
               Development Co. and OPCC.

        10(k)  Agreement dated as of December 31,         Incorporated by Reference to Exhibit 99.2 of OPL's
               1993 between Mascester Company and         Current Report on Form 8-K dated January 12, 1994.
               OPCC

        10(l)  OPCC 1995 Stock Appreciation               Incorporated by Reference to Exhibit 10(oo) of OPL's
               Rights Plan.                               Annual Report on Form 10-K for the Year Ended December
                                                          31, 1994

        10(m)  Purchase and Sale Agreement between        Incorporated by Reference to Exhibit 10(pp) of OPL's
               OPCC and The Mutual Life Insurance         Annual Report on Form 10-K for the Year Ended December
               Company of New York dated August 9,        31, 1996
               1996.

        10(n)  Promissory Note from Overseas              Incorporated by Reference to Exhibit 10(tt) of OPL's
               Partners (AFC), Inc. to The Mutual         Annual Report on Form 10-K for the Year Ended December
               Life Insurance Company of New York         31, 1996
               dated October 23, 1996.

        10(o)  Deed to Secure Debt, Assignment of         Incorporated by Reference to Exhibit 10(uu) of OPL's
               Leases and Rents and Security              Annual Report on Form 10-K for the Year Ended December
               Agreement from Overseas Partners           31, 1996
               (AFC), Inc. to The Mutual Life
               Insurance Company of New York dated
               October 23, 1996.

        10(p)  Reserve Account Agreement from             Incorporated by Reference to Exhibit 10(vv) of OPL's
               Overseas Partners (AFC), Inc. and The      Annual Report on Form 10-K for the Year Ended December
               Mutual Life Insurance Company of New       31, 1996
               York dated October 23, 1996.

        10(q)  Side Letter Agreement Waiving Tax and      Incorporated by Reference to Exhibit 10(ww) of OPL's
               Insurance Deposits from The Mutual         Annual Report on Form 10-K for the Year Ended December
               Life Insurance Company of New York to      31, 1996
               Overseas Partners (AFC), Inc. dated
               October 23, 1996.

         10(r)  Side Letter Agreement Regarding Audit         Incorporated by Reference to Exhibit 10(xx) of OPL's
                Certification from The Mutual Life            Annual Report on Form 10-K for the Year Ended December
                Insurance Company of New York to              31, 1996
                Overseas Partners (AFC), Inc. dated
                October 23, 1996.

         10(s)  One Time Transfer Letter from The             Incorporated by Reference to Exhibit 10(yy) of OPL's
                Mutual Life Insurance Company of New          Annual Report on Form 10-K for the Year Ended December
                York to Overseas Partners (AFC), Inc.         31, 1996
                dated October 23, 1996.

         10(t)  Guarantee of Payment Related to               Incorporated by Reference to Exhibit 10(zz) of OPL's
                Leasing between The Mutual Life               Annual Report on Form 10-K for the Year Ended December
                Insurance Company of New York to              31, 1996
                Overseas Partners (AFC), Inc. dated
                October 23, 1996.

         10(u)  Purchase and Sale Agreement between           Incorporated by Reference to Exhibit 10(aaa) of OPL's
                OPCC and 333 Wacker Drive Limited             Annual Report on Form 10-K for the Year Ended December
                Partnership dated December 24, 1996.          31, 1996

         10(v)  Purchase and Sale Agreement by and            Incorporated by Reference to Exhibit 10(eee) of OPL's
                among JMB Realty Corporation, Carlyle         Annual Report on Form 10-K for the Year Ended December
                Real Estate Limited Partnership -             31, 1996
                XIII, Urban Investment and
                Development Co. and OPCC dated
                December 31, 1996.

         10(w)  First Amendment to Purchase and Sale          Incorporated by Reference to Exhibit 10(fff) of OPL's
                Agreement by and among JMB Realty             Annual Report on Form 10-K for the Year Ended December
                Corporation, Carlyle Real Estate              31, 1996
                Limited Partnership - XIII, Urban
                Investment and Development Co. and
                OPCC dated January 23, 1997.

         10(x)  Amended and Restated Limited                  Incorporated by Reference to Exhibit 10(mmm) of OPL's
                Liability Company Agreement of Copley         Annual Report on Form 10-K for the Year Ended December
                Place Associates, LLC dated January           31, 1996
                23, 1997.

         10(y)  Agreement of Merger between Copley            Incorporated by Reference to Exhibit 10(nnn) of OPL's
                Place Associates and Copley Place             Annual Report on Form 10-K for the Year Ended December
                Associates, LLC dated January 23,             31, 1996
                1997.

         10(z)  Management Agreement by and between           Incorporated by Reference to Exhibit 10(ooo) of OPL's
                Copley Place Associates, LLC and              Annual Report on Form 10-K for the Year Ended December
                Overseas Management, Inc. dated               31, 1996
                January 23, 1997.

         10(aa)    Management and Leasing Fee                 Incorporated by Reference to Exhibit 10(ppp) of OPL's
                   Subordination Agreement by and among       Annual Report on Form 10-K for the Year Ended December
                   Copley Place Associates, LLC, Copley       31, 1996
                   Funding Corporation, Copley Financing
                   Corporation, The Aetna Casualty and
                   Surety Company and Overseas
                   Management, Inc. dated January 23,
                   1997.

         10(bb)    Agreement for Purchase of Consulting       Incorporated by Reference to Exhibit 10(qqq) of OPL's
                   and Other Services by and between          Annual Report on Form 10-K for the Year Ended December
                   Overseas Management, Inc. and Urban        31, 1996
                   Retail Property Co. dated January 23,
                   1997.

         10(cc)    Consulting Subordination Agreement by      Incorporated by Reference to Exhibit 10(rrr) of OPL's
                   and among Copley Place Associates,         Annual Report on Form 10-K for the Year Ended December
                   LLC, Copley Funding Corporation,           31, 1996
                   Copley Financing Corporation, The
                   Aetna Casualty and Surety Company and
                   Urban Retail Properties Co. dated
                   January 23, 1997.

         10(dd)    Class A Promissory Note from Copley        Incorporated by Reference to Exhibit 10(sss) of OPL's
                   Place Associates, LLC and Urban            Annual Report on Form 10-K for the Year Ended December
                   Investment and Development Co. to the      31, 1997
                   Metropolitan Life Insurance Company
                   dated July 30, 1997.

         10(ee)    Class B Promissory Note from Copley        Incorporated by Reference to Exhibit 10(ttt) of OPL's
                   Place Associates, LLC and Urban            Annual Report on Form 10-K for the Year Ended December
                   Investment and Development Co. to the      31, 1997
                   Metropolitan Life Insurance Company
                   dated July 30, 1997.

         10(ff)    Leasehold Mortgage, Security               Incorporated by Reference to Exhibit 10(uuu) of OPL's
                   Agreement and Fixture Financing            Annual Report on Form 10-K for the Year Ended December
                   Statement by Copley Place Associates,      31, 1997
                   LLC and Urban Investment and
                   Development Co. to Metropolitan Life
                   Insurance Company dated July 30, 1997.

         10(gg)    Assignment of Lessor's Interest in         Incorporated by Reference to Exhibit 10(vvv) of OPL's
                   Leases by Copley Place Associates,         Annual Report on Form 10-K for the Year Ended December
                   LLC to Metropolitan Life Insurance         31, 1997
                   Company dated July 30, 1997.

         10(hh)    Collateral Assignment and Security         Incorporated by Reference to Exhibit 10(www) of OPL's
                   Agreement in regard to Contracts,          Annual Report on Form 10-K for the Year Ended December
                   Licenses, Permits, Agreements,             31, 1997
                   Warranties and Approvals, to
                   Metropolitan Life Insurance Company
                   dated July 30, 1997.

         10(ii)    Guaranty Agreement made by Overseas                   Incorporated by Reference to Exhibit 10(xxx) of OPL's
                   Partners Capital Corp. and JMB Realty                 Annual Report on Form 10-K for the Year Ended December
                   Corporation in favor of Metropolitan Life             31, 1997
                   Insurance Company dated July 30, 1997.

         10(jj)    Second Amended and Restated Limited                   Incorporated by Reference to Exhibit 10(yyy) of OPL's
                   Liability Company Agreement of Copley                 Annual Report on Form 10-K for the Year Ended December
                   Place Associates, LLC by Overseas                     31, 1997
                   Partners Capital Corp., JMB Realty
                   Corporation and Copley Place Corp.,
                   Inc. dated July 30, 1997.

         10(kk)    Notice of Direct Lease by Copley                      Incorporated by Reference to Exhibit 10(zzz) of OPL's
                   Place Associates, LLC to Urban                        Annual Report on Form 10-K for the Year Ended December
                   Investment and Development Co. and                    31, 1997
                   Massachusetts Turnpike Authority
                   dated July 30, 1997.

         10(ll)    Confirmation of Direct Lease and                      Incorporated by Reference to Exhibit 10(aaaa) of OPL's
                   Leasehold Mortgage by Copley Place                    Annual Report on Form 10-K for the Year Ended December
                   Associates, LLC, Urban Investment and                 31, 1997
                   Development Co. and Metropolitan Life
                   Insurance Company dated July 30, 1997.

         10(mm)    Second Amendment to Amended and                       Incorporated by Reference to Exhibit 10(bbbb) of OPL's
                   Restated Facility Lease Agreement                     Annual Report on Form 10-K for the Year Ended December
                   among Overseas Partners Leasing,                      31, 1997
                   Inc., United Parcel Services General
                   Services Co. and United Parcel
                   Service of America, Inc. Affecting
                   340 MacArthur Boulevard.

         10(nn)    Mortgage, Security Agreement and                      Incorporated by Reference to Exhibit 10(cccc) of OPL's
                   Fixture Filing by Overseas Partners                   Annual Report on Form 10-K for the Year Ended December
                   (333), Inc. and The Prudential                        31, 1997
                   Insurance Company of America, Inc.
                   dated August 27, 1997.

         10(oo)    Promissory Note from Overseas                         Incorporated by Reference to Exhibit 10(dddd) of OPL's
                   Partners (333), Inc. to The                           Annual Report on Form 10-K for the Year Ended December
                   Prudential Insurance Company of                       31, 1997
                   America, Inc. dated August 28, 1997.

         10(qq)    Assignment of Agreements by Overseas                  Incorporated by Reference to Exhibit 10(ffff) of OPL's
                   Partners (333), Inc. to The                           Annual Report on Form 10-K for the Year Ended December
                   Prudential Insurance Company of                       31, 1997
                   America, Inc. dated August 28, 1997.

         10(rr)    Assignment of Leases and Rents by and                 Incorporated by Reference to Exhibit 10(gggg) of OPL's
                   from Overseas Partners (333), Inc. to                 Annual Report on Form 10-K for the Year Ended December
                   The Prudential Insurance Company of                   31, 1997
                   America, Inc. dated August 27, 1997.

         10(ss)    The Overseas Partners Ltd. and             Incorporated by Reference to Exhibit 10(hhhh) of OPL's
                   Subsidiaries Retirement Plan As            Annual Report on Form 10-K for the Year Ended December
                   Amended and Restate Generally              31, 1997
                   Effective January 1, 1997

         10(tt)    Agreement of General Partnership of        Incorporated by Reference to Exhibit 10(iiii) of OPL's
                   OPL Group Investment Partnership           Annual Report on Form 10-K for the Year Ended December
                   dated as of December 1, 1997.              31, 1997

         10(uu)    Purchase and Sale Agreement by and         Incorporated by Reference to Exhibit 10(jjjj) of OPL's
                   between Madison Plaza Venture and          Quarterly Report on Form 10-Q for the Quarter Ended
                   OPCC dated June 30, 1998                   September 30, 1998

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

         10(yy)    Mortgage, Assignment of Leases and         Incorporated by Reference to Exhibit 10 (uuu) of OPL's
                   Rents and Security Agreement by            Annual Report on Form 10-K for the Year Ended December
                   Overseas Partners (Madison Plaza),         31, 1998
                   LLC and New York Life Insurance
                   Company dated December 15, 1998

         10(zz)    Guaranty Agreement made by Overseas        Incorporated by Reference to Exhibit 10 (vvv) of OPL's
                   Partners (Madison Plaza), LLC in           Annual Report on Form 10-K for the Year Ended December
                   favor of New York Life Insurance           31, 1998
                   Company dated December 15, 1998.

         10(aaa)   Promissory Note from Overseas              Incorporated by Reference to Exhibit 10 (www) of OPL's
                   Partners (Madison Plaza), LLC to the       Annual Report on Form 10-K for the Year Ended December
                   New York Life Insurance Company dated      31, 1998
                   December 15, 1998.

         10(bbb)   Agreement for purchase and sale of         Filed herewith.
                   One Buckhead Plaza between Overseas
                   Capital Co. and CB Richard Ellis
                   Strategic Partners, L.P. dated May
                   29, 2000, and Amendments.

         10(ccc)   Purchase and sale agreement for 333        Filed herewith.
                   West Wacker between Overseas Partners
                   (333), Inc., and 333 West Wacker LLC,
                   dated June 22, 2000 and Amendments.

         10(ddd)   Credit agreement dated as of October             Filed herewith.
                   19, 2000 among Overseas Partners
                   Capital Corp. as the Borrower,
                   Overseas Partners Ltd. as the
                   Guarantor, various financial
                   institutions, as the Lenders, and
                   Bank of America, National Association
                   as Administrative Agent for the
                   Lenders.

         10(eee)   Purchase and sale agreement for                  Filed herewith.
                   Madison Plaza between Overseas Partners
                   (Madison Plaza) LLC, and TST Madison Plaza,
                   LLC dated November 27, 2000.

         (21)      Subsidiaries                                     Filed herewith.

         (23)      Consent of Deloitte & Touche                     Filed herewith.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

Item 8.         Financial Statements                                                   Page Number
- -------         --------------------                                                   -----------
                Independent Auditors' Report                                              F - 2
                Consolidated Balance Sheets as of December 31, 2000 and 1999              F - 3
                Consolidated Statements of Income and Comprehensive Income for
                the years ended December 31, 2000, 1999, and 1998                         F - 4
                Consolidated Statements of Members' Equity for the years ended
                December 31, 2000, 1999 and 1998                                          F - 5
                Consolidated Statements of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998                                          F - 6
                Notes to Consolidated Financial Statements for the years ended
                December 31, 2000, 1999 and 1998                                          F - 7

Item 14(a).     Financial Statement Schedules
- ----------      -----------------------------
                All schedules are omitted because they are not
                applicable, or not required, or because the required
                information is included in the consolidated financial
                statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, members' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Hamilton, Bermuda
January 15, 2001

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
December 31, 2000 and 1999
(In thousands U.S.$, except share and per share amounts)
=======================================================================================================================
ASSETS:                                                                                          2000              1999
                                                                                                 ----              ----
Investments:
   Trading, at fair value-
     Debt securities (amortized cost 2000 - $549,422, 1999 - $559,416)                     $  539,302        $  512,148
     Equity securities (cost 2000 - $1,242,202, 1999 - $1,223,954)                          1,525,453         1,737,498
   Available-for-sale, at fair value-
     Debt securities (amortized cost 2000 - $44,554, 1999 - $nil)                              44,620                --
   Restricted investments, held-to-maturity, at amortized cost
     (fair value 2000-$285,067, 1999-$254,619)                                                242,209           242,931
- -----------------------------------------------------------------------------------------------------------------------
                                                                                            2,351,584         2,492,577
Cash and cash equivalents                                                                     515,159           450,336
Receivables                                                                                   685,998           711,495
Deferred acquisition costs                                                                     53,075            87,146
Real estate & leasing:
   Operating leases with UPS                                                                   96,335            98,847
   Finance leases                                                                              43,886            45,400
   Hotel                                                                                      155,219           159,403
   Office buildings                                                                           582,365           790,864
Other assets:
   Goodwill                                                                                    23,568            23,977
   Other                                                                                       70,395            55,237
- -----------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $4,577,584        $4,915,282
- -----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                           $1,416,733        $  972,201
Unearned premiums                                                                             301,572           376,745
Reinsurance balances payable                                                                   77,088            43,466
Accounts payable and other accruals                                                            57,428            48,632
Deferred income taxes                                                                           6,116            16,542
Short-term debt                                                                               135,000                --
Long-term debt                                                                                761,943           866,144
Minority interest                                                                              43,699            44,169
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          $2,799,579        $2,367,899
- -----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                      --                --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued            --                --
Common Stock, par value, $0.10 per share; authorized 900 million shares;
 issued 127.5 million; outstanding 120,936,681 shares (1999: 124,391,415 shares)               12,750            12,750
Contributed surplus                                                                            39,991            39,991
Retained earnings                                                                           1,850,577         2,556,774
Treasury stock (2000 - 6,563,319 shares, 1999 - 3,108,585 shares), at cost                   (125,379)          (62,132)
Accumulated other comprehensive income                                                             66                --
- -----------------------------------------------------------------------------------------------------------------------
Total members' equity                                                                       1,778,005         2,547,383
- -----------------------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                                      $4,577,584        $4,915,282
- -----------------------------------------------------------------------------------------------------------------------
Net book value per share                                                                   $    14.70        $    20.48
- -----------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- -------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Income and Comprehensive Income
Years Ended December 31, 2000, 1999 and 1998
(In thousands U.S.$, except share and per share amounts.  Number of shares in thousands.)
===================================================================================================================

                                                                                2000             1999              1998
                                                                                ----             ----              ----
Revenues:
  Gross reinsurance premiums written                                        $563,553         $845,023          $923,623
  Reinsurance premiums ceded                                                 (62,868)         (25,340)          (14,628)
- -----------------------------------------------------------------------------------------------------------------------
  Net reinsurance premiums written                                           500,685          819,683           908,995
  Change in unearned premiums                                                 85,331          (11,974)         (162,077)
- -----------------------------------------------------------------------------------------------------------------------
  Reinsurance premiums earned                                                586,016          807,709           746,918
  Commission income                                                            5,621            5,574             6,090
  Operating leases with UPS                                                   18,509           17,932            27,079
  Finance leases                                                               3,643            3,778             3,901
  Hotel                                                                      107,055          101,208            93,886
  Office buildings                                                           144,615          150,218           130,209
  Gain on sale of Boeing 757 aircraft                                             --               --            11,795
  Gain on sale of office buildings                                            49,496               --                --
  Interest                                                                    64,104           54,396            52,926
  Net holding (loss) gain on trading securities                             (122,455)         234,525           166,938
  Amortization of fixed income securities                                     14,655           14,657             9,215
  Dividends                                                                   11,223           11,355            16,132
- -----------------------------------------------------------------------------------------------------------------------
                                                                             882,482        1,401,352         1,265,089
- -----------------------------------------------------------------------------------------------------------------------

 Expenses:
   Reinsurance losses and loss expenses                                      955,286          759,231           404,328
   Reinsurance commissions, taxes and other                                  145,341          120,256           100,332
   Depreciation and impairment expense                                        72,931           36,446            35,392
   Real estate and leasing operating expenses                                150,680          145,388           136,604
   Interest expense                                                           69,563           71,533            65,632
   Minority interest in earnings                                               3,867            3,029             2,822
   Investment expenses                                                         4,938            6,197             4,762
   Amortization of goodwill                                                    2,973            2,550             2,513
   Other operating expenses                                                   14,722           12,795            13,498
 ----------------------------------------------------------------------------------------------------------------------
                                                                           1,420,301        1,157,425           765,883
- -----------------------------------------------------------------------------------------------------------------------
 (Loss) income before income taxes                                          (537,819)         243,927           499,206
 ----------------------------------------------------------------------------------------------------------------------
 Income taxes   - current                                                    (30,620)         (13,155)          (56,822)
                - deferred                                                    10,523            2,023            45,913
- -----------------------------------------------------------------------------------------------------------------------
                                                                             (20,097)         (11,132)          (10,909)
- ------------------------------------------------------------------------------------------------------------------------
 Net (loss) income                                                          (557,916)         232,795           488,297
 ----------------------------------------------------------------------------------------------------------------------

 Other comprehensive income:
 Net unrealized gain on available-for-sale securities (net of tax of $42)         66               --                --
 ----------------------------------------------------------------------------------------------------------------------
 Comprehensive (loss) income                                               $(557,850)        $232,795          $488,297
 ----------------------------------------------------------------------------------------------------------------------

 Basic and diluted net (loss) income per share                             $   (4.53)      $     1.85       $      3.87
 ----------------------------------------------------------------------------------------------------------------------
 Weighted average number of shares outstanding                               123,112          125,882           126,014
 ----------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Consolidated Statements of Members' Equity
Years Ended December 31, 2000, 1999 and 1998

(In thousands U.S.$, except share and per share amounts.  Number of shares in thousands.)
===================================================================================================================================

                       Preference      Common Stock         Treasury Stock      Contributed    Retained    Accumulated       Total
                         Stock       Shares     Amount    Shares      Amount      Surplus      Earnings       Other         Members'
                                                                                                          Comprehensive     Equity
                                                                                                             Income
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1,
   1998                $     --       131,000   $ 13,100        --    $      --  $   26,642    $2,187,420  $        --   $2,227,162

Net income                   --            --         --        --           --          --       488,297           --      488,297

Dividends paid ($1.04
   per share)                --            --         --        --           --          --      (131,252)          --     (131,252)

Transfer of Common
   Stock held for
   stock plans               --            --         --    (1,746)     (24,859)         --            --           --      (24,859)

Purchase of treasury
   stock                     --            --        --     (7,452)    (126,682)         --            --           --     (126,682)

Sale of treasury stock       --            --        --      5,421       87,338       4,665            --           --       92,003

Issuance of Common
   Stock                     --           500        50       (500)      (8,500)      8,450            --           --           --

Retirement of treasury
   stock                     --        (4,000)     (400)     4,000       68,000          --       (67,600)          --           --
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
   1998                $     --       127,500   $12,750       (277)   $  (4,703) $   39,757    $2,476,865  $        --   $2,524,669

Net income                   --            --        --         --           --          --       232,795           --      232,795

Dividends paid ($1.20
   per share)                --            --        --         --           --          --      (152,886)          --     (152,886)

Purchase of treasury
   stock                     --            --        --     (8,671)    (172,443)         --            --           --     (172,443)

Sale of treasury stock       --            --        --      5,839      115,014         234            --           --      115,248
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
   1999                $     --       127,500   $12,750     (3,109)   $ (62,132)  $  39,991    $2,556,774  $        --   $2,547,383

Net income                   --            --        --         --           --          --      (557,916)          --     (557,916)

Net unrealized gain
   on available-
   for-sale securities       --            --        --         --           --          --            --           66           66

Dividends paid ($1.20
   per share)                --            --        --         --           --          --      (148,281)          --     (148,281)

Purchase of treasury
   stock                     --            --        --     (3,454)     (63,247)         --            --           --      (63,247)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31,
   2000                $     --       127,500   $12,750     (6,563)   $(125,379)  $  39,991    $1,850,577  $        66   $1,778,005
- ------------------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998

(In thousands U.S.$)
====================================================================================================================
                                                                            2000             1999              1998
                                                                            ----             ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                     $ (557,916)      $  232,795       $   488,297
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                                  (10,523)          (2,023)          (45,913)
  Depreciation and impairment expense                                     72,931           36,446            35,392
  Minority interest in earnings                                            3,867            3,029             2,822
  Net holding loss (gain) on trading securities                          122,455         (234,525)         (166,938)
  Amortization of fixed income securities                                (14,655)         (14,657)           (9,215)
  Gain on sale of Boeing 757 aircraft                                         --               --           (11,795)
  Gain on sale of office buildings                                       (49,496)              --                --
  Other                                                                     (371)           4,405             3,703
Changes in assets and liabilities:
  Receivables                                                             25,497         (210,785)         (266,750)
  Deferred acquisition costs                                              34,071           (7,696)          (31,749)
  Other assets                                                            (9,158)         (25,722)           (8,666)
  Accrued losses and loss expenses                                       444,532          503,875           129,901
  Unearned premiums                                                      (75,173)          24,353           166,967
  Reinsurance balances payable                                            33,622           15,173            20,938
  Accounts payable and other accruals                                      8,796           (6,771)           14,533
Proceeds from sales and maturities of trading investments              1,005,143        1,085,097         1,733,510
Purchase of trading investments                                         (942,707)        (905,741)       (1,988,370)
- --------------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                            90,915          497,253            66,667

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments      49,909               --                --
Purchase of available-for-sale investments                               (86,349)              --                --
Proceeds from maturity of restricted investments                          20,146           16,946                --
Purchase of restricted investments                                        (4,769)          (1,108)         (185,739)
Proceeds on sale of Boeing 757 aircraft                                       --               --           202,220
Proceeds on sale of office buildings                                     123,224               --                --
Acquisition of office building                                                --               --          (199,308)
Acquisition of business, net of cash                                     (16,678)              --                --
Additions to real estate and leasing assets                              (20,926)         (10,062)          (15,973)
- --------------------------------------------------------------------------------------------------------------------

Net cash flow provided (used) by investing activities                     64,557            5,776          (198,800)
- --------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                              (63,247)        (172,443)         (126,682)
Proceeds from sale of treasury stock                                          --          115,248            92,003
Repayment of long-term debt                                               (9,784)          (9,596)           (7,788)
Borrowings                                                               135,000               --           125,000
Distributions to minority interest                                        (4,337)          (3,871)           (3,349)
Dividends paid                                                          (148,281)        (152,886)         (131,252)
- --------------------------------------------------------------------------------------------------------------------

Net cash flow used by financing activities                               (90,649)        (223,548)          (52,068)
- --------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      64,823          279,481          (184,201)
Cash and cash equivalents:
Beginning of year                                                        450,336          170,855           355,056
- -------------------------------------------------------------------------------------------------------------------
End of year                                                           $  515,159       $  450,336       $   170,855
- -------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Amount of cash paid during the period for:
  U.S. income taxes                                                   $   29,341       $   10,527       $    61,928
  Interest                                                            $   71,653       $   72,258       $    58,572
Assignment of debt in partial consideration for sale of office
  buildings                                                           $   94,473       $       --       $        --
- -------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

1.   ORGANIZATION
     ------------

The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty, property catastrophe and finite risk reinsurance business and in the real estate and leasing business.

In prior years, OPL's largest program related to the reinsurance of customer packages shipped by United Parcel Service of America Inc. (UPS). The shipper's risk program was cancelled effective October 1, 1999. The program generated premium revenues of $273.5 million and $371.8 million in 1999 and 1998, respectively, contributing $213.5 million and $241.8 million to net underwriting income in each of those years.

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

Premiums written and ceded are recorded based on estimates of ultimate amounts at inception of the contract. Such estimates are regularly reviewed with adjustments, if any, recorded in the period in which they are determined. Premiums written and ceded are recognized as earned on a pro-rata basis over the period the coverage is provided. Unearned premiums and acquisition costs, primarily commissions and taxes, applicable to the unexpired periods of the policies in force, are deferred. The deferral of acquisition expenses is limited to their realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned and to the future anticipated investment income related to such premiums. After limiting the deferral of acquisition expenses any additional premium deficiency is recorded as part of accrued losses and loss expenses. The deferral of acquisition expenses is reviewed on a program-by-program basis.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management's best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed quarterly and adjustments are made in the period in which they become known. Although management believes this provision is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. The Company recognizes reinsurance recoveries when the associated loss is incurred.

All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Trading securities are carried at fair value with any unrealized gains and losses included in net income. Available-for-sale securities are carried at fair value with any unrealized gains and losses included in other comprehensive income. The cost of securities sold is calculated using the specific identification method. Held-to-maturity investments are carried at amortized cost as OPL has the ability and intent to hold such investments to maturity. Non-U.S. dollar securities are translated into U.S. dollars at year end rates.

Estimated fair value of investments is based on market quotations. The estimated fair value of long-term debt is based on the net present value of future contractual cash flows, using current interest rates offered for similar debt with similar maturities. The carrying values of other financial instruments approximate their fair values due to the short-term nature of the balances.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------

Debt issuance expenses, included in other assets, and original issue discounts are amortized over the term of the related debt.

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized.

Goodwill represents the difference between the purchase price paid and the estimated fair value of net assets acquired. Goodwill and other intangibles arising from acquisitions are amortized over their estimated useful lives on a straight-line basis. Estimated useful lives vary between 10 and 40 years. Goodwill arising from the 1997 acquisition of a managing general agent is being amortized over 10 years.

Net book value per share is based on 120.9 million shares outstanding (net of treasury) at December 31, 2000 and 124.4 million shares at December 31, 1999. Net income per share is computed based on weighted average shares outstanding of
123.1 million in 2000, 125.9 million in 1999 and 126.0 million in 1998.

Real estate and leasing activities include finance leases, operating leases with UPS and the operation of office buildings and a hotel. Income from finance leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income from operating leases is recognized as rentals and becomes receivable according to the provisions of the leases. The hotel air rights lease is prepaid through the year 2077 (the expiration date of the lease) and is amortized under the straight-line method over the life of the lease. Equipment under operating leases, the hotel and the office buildings are recorded at cost less accumulated depreciation, which is provided under the straight-line method over the estimated useful lives as follows:

Operating Leases with UPS
- -------------------------
Facility                                            40 years


Hotel
- -----
Building and improvements                           40 years
Furniture, fixtures and equipment                   10 years


Office Buildings
- ----------------
Building and improvements                           40 years
Furniture, fixtures and equipment                    7 years
Tenant improvements                               Lease term

Equipment under operating leases, the hotel and the office buildings held for use are assessed for impairment under Statement of Financial Accounting Standards No. 121 whenever a trigger event occurs. The impairment test is based on whether estimated future undiscounted cash flow from such assets on an individual basis will be less than their net carrying value. If an asset is impaired, its basis is adjusted to fair market value, (net of expected costs to sell), and any such adjustment is recorded as part of depreciation and impairment expense in the consolidated statement of income.

Long-lived assets held for sale are recorded at the lower of fair market value, as indicated by independent appraisals or firm offers, and net carrying value.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     ------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective beginning in the first quarter of fiscal 2001 and will not have a material impact on the Company's financial position or results of operations.

3.   ACQUISITION
     -----------

On October 2, 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company, completed the acquisition of Overseas Partners US Reinsurance Company (OPUS Re) for $6 million plus its capital and surplus of $28.6 million. OPUS Re provides property & casualty reinsurance and it's principal operations are located in Philadelphia. Since the completion of the acquisition OPL has made capital contributions to OPUS Re such that at December 31, 2000 OPUS Re had capital of approximately $282 million. The acquisition has been accounted for using the purchase method.

4.   TAXES
     -----

OPL is organized under the laws of the Islands of Bermuda and does not consider itself to carry on business through a permanent establishment in the United States and, therefore, does not expect to be subject to U.S. income taxes. Certain of OPL's subsidiaries engage in business in the U.S., including Overseas Partners Capital Corp. (OPCC) and OPUS Re (See Note 3, Acquisition). These subsidiaries, but not OPL, are subject to U.S. income taxes. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

4.   TAXES (continued)
     -----

The components of income tax expense related to earnings for those subsidiaries engaged in business in the U.S., as indicated above, were as follows:

(In thousands U.S.$)             2000            1999            1998
- -----------------------------------------------------------------------
Current:
  Federal                      $ 24,789         $10,639        $ 50,837
  State                           5,831           2,516           5,985
- -----------------------------------------------------------------------
                                 30,620          13,155          56,822
- -----------------------------------------------------------------------
Deferred:
  Federal                        (8,478)         (1,634)        (40,842)
  State                          (2,045)           (389)         (5,071)
- ------------------------------------------------------------------------
                                (10,523)         (2,023)        (45,913)
- ------------------------------------------------------------------------
                               $ 20,097         $11,132        $ 10,909
- -----------------------------------------------------------------------

The income tax rate on earnings differed from the U.S. Federal statutory rate as follows:

                                                            2000           1999          1998
- ---------------------------------------------------------------------------------------------
U.S. Federal statutory rate on net (loss) income           (35.0)%         35.0%         35.0%
Bermuda operations not subject to U.S. taxation             38.0          (31.3)        (33.0)
State taxes                                                  0.7            0.9           0.2
- ---------------------------------------------------------------------------------------------
Effective tax rate                                           3.7%           4.6%          2.2%
- ---------------------------------------------------------------------------------------------

The components of deferred income taxes as of December 31, 2000 and 1999 are as follows:

(In thousands U.S.$)                               2000               1999
- ---------------------------------------------------------------------------
Asset impairment                                 $(15,683)          $    --
Expenses not currently deductible                  (1,277)           (3,173)
- ----------------------------------------------------------------------------
Total deferred tax assets                         (16,960)           (3,173)
- ---------------------------------------------------------------------------
Excess of tax over book depreciation               11,568             9,776
Unrealized holding gain on securities               8,725             7,106
Other                                               2,783             2,833
- ---------------------------------------------------------------------------
Total deferred tax liabilities                     23,076            19,715
- ---------------------------------------------------------------------------
Net deferred income tax liability                $  6,116           $16,542
- ---------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

5.   INVESTMENTS
     -----------

Amortized cost and fair value of investments in securities are as follows:

- -----------------------------------------------------------------------------------------------------------------------
(In thousands U.S.$)                               AMORTIZED COST         UNREALIZED       UNREALIZED       FAIR VALUE
December 31, 2000:                                                          GAINS           LOSSES
- -----------------------------------------------------------------------------------------------------------------------
Trading debt:
  U.S. government bonds                               $  149,949           $  5,176        $    (396)       $  154,729
  Foreign government bonds                               331,633              7,608          (22,528)          316,713
  Corporate and other bonds                               67,840              1,637           (1,617)           67,860
- -----------------------------------------------------------------------------------------------------------------------
                                                         549,422             14,421          (24,541)          539,302
- -----------------------------------------------------------------------------------------------------------------------
Trading equities:
  U.S. equities                                          573,911            269,592          (35,438)          808,065
  Emerging markets                                       191,738             17,204          (43,754)          165,188
  Multi-manager funds                                    449,440             54,627               --           504,067
  Real estate investment trust certificates               27,113             21,020               --            48,133
- -----------------------------------------------------------------------------------------------------------------------
                                                       1,242,202            362,443          (79,192)        1,525,453
- -----------------------------------------------------------------------------------------------------------------------
Available-for-sale debt:
  U.S. government bonds                                    7,148                 88               --             7,236
  Corporate and other bonds                               37,406                122             (144)           37,384
- -----------------------------------------------------------------------------------------------------------------------
                                                          44,554                210             (144)           44,620
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
                                                      $1,836,178           $377,074        $(103,877)       $2,109,375
- -----------------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------------
(In thousands U.S.$)                               AMORTIZED COST         UNREALIZED       UNREALIZED       FAIR VALUE
December 31, 1999:                                                          GAINS            LOSSES
- -----------------------------------------------------------------------------------------------------------------------
Trading debt:
  U.S. government bonds                               $  142,022           $     --        $  (8,377)       $  133,645
  Foreign government bonds                               378,367              1,123          (38,830)          340,660
  Corporate and other bonds                               39,027                 --           (1,184)           37,843
- -----------------------------------------------------------------------------------------------------------------------
                                                         559,416              1,123          (48,391)          512,148
- -----------------------------------------------------------------------------------------------------------------------
Trading equities:
  U.S. equities                                          589,759            428,230          (15,644)        1,002,345
  Emerging markets                                       185,454             65,418          (13,890)          236,982
  Multi-manager funds                                    399,440             36,040               --           435,480
  Real estate investment trust certificates               49,301             18,017           (4,627)           62,691
- -----------------------------------------------------------------------------------------------------------------------
                                                       1,223,954            547,705          (34,161)        1,737,498
- -----------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------
                                                      $1,783,370           $548,828        $ (82,552)       $2,249,646
- -----------------------------------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

5.   INVESTMENTS (continued)
     -----------

Multi-manager funds consist of two funds listed on the Irish and Cayman Islands Stock Exchanges. One is a strategic income multi-manager fund with underlying securities including high grade bonds, floating rate loans, convertible securities and high yield bonds. The underlying securities are all issued in the U.S. with the average credit quality of the fund not falling below investment grade. The second is a multi-manager, long-short market-neutral fund whereby long, or bought, positions are matched with short, or sold, positions in an attempt to neutralize the effect of the broader markets' overall direction, thereby offering investors an increased likelihood of realizing a return in all types of market conditions.

Included in net (loss)/gain on trading securities of $(122.5) million, $234.5 million and $166.9 million in 2000, 1999 and 1998, were $(180.2) million, $135.1 million and $116.7 million of unrealized holding (losses)/gains, respectively.

Held-to-maturity securities, which are comprised of zero coupon U.S. treasury notes and bonds, are carried at amortized cost and have an estimated fair value of $285.1 million as of December 31, 2000 and $254.6 million as of December 31, 1999. Gross unrealized holding gains and losses as of December 31, 2000 and 1999 were $42.9 million and $(nil) and $20.9 million and $(9.2) million respectively. The investments are held as substitute collateral for the interest obligation associated with the Series A Bonds and the principal associated with the Series A and B Bonds issued in connection with the original acquisition of the Boeing 757 aircraft and the data processing facility. The Series A obligation was previously collateralized by the fixed minimum rentals on the lease of the aircraft sold in 1998 (see Note 7).

The amortized cost and estimated fair value of debt securities, by contractual maturities, are as follows:

                                                     2000
- ------------------------------------------------------------------------
                                              AMORTIZED      FAIR VALUE
(In thousands U.S.$)                            COST
- ------------------------------------------------------------------------
Held to maturity securities:
Within 1 year                                 $ 19,589         $ 19,578
After 1 year through 5 years                    84,864           86,157
After 5 years through 10 years                  52,453           54,294
After 10 years                                  85,303          125,038
- ------------------------------------------------------------------------
                                              $242,209         $285,067
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------

Available-for-sale securities:
Within 1 year                                 $ 36,536         $ 36,534
After 1 year through 5 years                     5,482            5,543
After 5 years through 10 years                      --               --
After 10 years                                   2,536            2,543
- ------------------------------------------------------------------------
                                              $ 44,554         $ 44,620
- ------------------------------------------------------------------------
- ------------------------------------------------------------------------
                                              $286,763         $329,687
- ------------------------------------------------------------------------

The components of realized gains were as follows:

(In thousands U.S.$)                                      2000               1999               1998
- ---------------------------------------------------------------------------------------------------------
U.S. equities                                           $ 93,644           $112,918           $ 65,458
Emerging markets                                           2,782             (1,245)           (25,833)
Debt                                                     (39,142)           (12,239)             8,735
Real estate investment trust certificates                  2,361                 --                 --
Other                                                     (1,908)                 3              1,848
- ---------------------------------------------------------------------------------------------------------
                                                        $ 57,737           $ 99,437           $ 50,208
- ---------------------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

Fair value of financial instruments is as follows:

                                                 2000                                1999
- ------------------------------------------------------------------------------------------------------
                                       CARRYING          FAIR              CARRYING          FAIR
  (In thousands U.S.$)                  VALUE            VALUE               VALUE           VALUE
- ------------------------------------------------------------------------------------------------------
  Investments (Note 5)                $2,351,584       $2,394,442         $2,492,577       $2,504,265
- ------------------------------------------------------------------------------------------------------
  Debt  (Note 9)                      $  896,943       $  990,908         $  866,144       $  908,048
- ------------------------------------------------------------------------------------------------------

7.       REAL ESTATE AND LEASING

Included within office buildings are two buildings that are expected to be sold in the first half of 2001. The net book value of these buildings at December 31, 2000 is $150.8 million for Madison Plaza and $116.7 million for the Atlanta Financial Center. During 2000 OPL recorded an asset impairment charge of $37.3 million for Madison Plaza to bring the net book value down to the expected net realizable value. The Atlanta Financial Center is expected to sell in excess of the current net book value. Net income for these buildings after depreciation and impairment charges is as follows:

(In thousands U.S.$)                 2000             1999             1998
- ------------------------------------------------------------------------------
Net income:
Madison Plaza                      $(38,494)          $ (579)          $  322
Atlanta Financial Center              2,063            2,684            2,109
- ------------------------------------------------------------------------------
                                   $(36,431)          $2,105           $2,431
- ------------------------------------------------------------------------------

In August 2000 the company sold two office buildings. The net cash proceeds received were $123.2 million. The purchasers of both properties assumed the associated debt totaling $94.5 million. For 333 West Wacker Drive net proceeds were $76.1 million and for One Buckhead Plaza net proceeds were $47.1 million. This resulted in pre-tax gains on sale of $25.2 million and $24.3 million, respectively.

In July 1998, the Company sold its five Boeing 757 aircraft to UPS pursuant to the terms of a purchase option granted in a May 31, 1990 Aircraft Lease Agreement between the parties. Proceeds were approximately $202 million, yielding a gain on sale before income taxes of approximately $12 million.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

7.   REAL ESTATE AND LEASING (continued)
     -----------------------

Real estate and leasing assets consist of the following:

(In thousands U.S.$)                                 2000               1999
- ----------------------------------------------------------------------------------
Operating Leases with UPS:
  Data processing facility                         $118,100         $  118,125
  Accumulated depreciation                          (21,765)           (19,278)
- ----------------------------------------------------------------------------------
                                                     96,335             98,847
- ----------------------------------------------------------------------------------
Finance leases:
  Lease rents receivable                             83,074             88,232
  Estimated residual value                            6,744              6,744
  Unearned and deferred income                      (45,932)           (49,576)
- ----------------------------------------------------------------------------------
                                                     43,886             45,400
- ----------------------------------------------------------------------------------
Hotel:
  Building and improvements                         152,076            152,076
  Furniture, fixtures and equipment                  24,345             22,179
  Air rights, leasehold interest                     18,128             18,128
- ----------------------------------------------------------------------------------
                                                    194,549            192,383
  Accumulated depreciation                          (39,330)           (32,980)
- ----------------------------------------------------------------------------------
                                                    155,219            159,403
- ----------------------------------------------------------------------------------
Office buildings:
  Building and improvements                         577,339            769,861
  Furniture, fixtures and equipment                   3,984              4,047
  Tenant improvements                                52,959             55,809
  Land                                               20,557             34,328
- ----------------------------------------------------------------------------------
                                                    654,839            864,045
  Accumulated depreciation                          (72,474)           (73,181)
- ----------------------------------------------------------------------------------
                                                    582,365            790,864
- ----------------------------------------------------------------------------------
Total                                              $877,805         $1,094,514
- ----------------------------------------------------------------------------------

The operating lease agreements require fixed annual minimum rentals and variable additional rentals based upon usage for certain of the leases. Variable additional rentals in 2000, 1999 and 1998 were $11.1 million, $10.6 million and $9.8 million, respectively. Total aggregate fixed minimum rentals are as follows:

                           OPERATING         FINANCE         OFFICE          TOTAL
(In thousands U.S.$)        LEASES           LEASES         BUILDINGS
- ---------------------------------------------------------------------------------------
2001                       $  7,321          $ 4,476        $ 71,710       $ 83,507
2002                          7,321            4,248          66,978         78,547
2003                          7,321            4,248          62,718         74,287
2004                          7,321            4,248          56,124         67,693
2005                          7,321            4,248          36,005         47,574
After  2005                 102,494           61,606          77,985        242,085
- ---------------------------------------------------------------------------------------
                           $139,099          $83,074        $371,520       $593,693
- ---------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

8.   ACCRUED LOSSES AND LOSS EXPENSES
     --------------------------------

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands U.S.$)                                             2000               1999               1998
- ------------------------------------------------------------------------------------------------------------
Gross balance as of January 1,                             $  972,201          $ 468,326          $ 338,879
  Less reinsurance recoverable                                (15,040)            (6,435)              (454)
- ------------------------------------------------------------------------------------------------------------
Net balance as of January 1,                                  957,161            461,891            338,425
- ------------------------------------------------------------------------------------------------------------
Incurred related to:
  Current year                                                651,027            632,537            409,860
  Prior years                                                 304,259            126,694             (5,532)
- ------------------------------------------------------------------------------------------------------------
Total incurred                                                955,286            759,231            404,328
- ------------------------------------------------------------------------------------------------------------
Paid related to:
  Current year                                               (199,820)          (110,366)          (134,613)
  Prior years                                                (331,474)          (146,565)          (139,219)
- ------------------------------------------------------------------------------------------------------------
Total paid                                                   (531,294)          (256,931)          (273,832)
- ------------------------------------------------------------------------------------------------------------
Amortization of life and annuity reserve - net                 (7,030)            (7,030)            (7,030)
- ------------------------------------------------------------------------------------------------------------
Net balance as of December 31,                              1,374,123            957,161            461,891
  Plus reinsurance recoverable                                 42,610             15,040              6,435
- ------------------------------------------------------------------------------------------------------------
Gross balance as of December 31,                           $1,416,733          $ 972,201          $ 468,326
- ------------------------------------------------------------------------------------------------------------

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $304.3 and $126.7 million in 2000 and 1999, respectively. The increase in 2000 related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The increase reflected significant additional claims reported to the Company during the year and management's assessment of prevailing conditions in the reinsurance market, including industry announcements that indicated deterioration in loss estimates for 1999 storms and other large industry events. The increase in 1999 was primarily due to higher than anticipated losses on two programs in the marine and workers' compensation lines of business.

Losses recoverable from reinsurers of $42.6 million and $15.0 million as of December 31, 2000 and 1999, respectively are included in receivables in the consolidated balance sheets. Losses incurred are net of $39.7 million, $9.0 million and $6.0 million of recoveries for the years ended December 31, 2000, 1999 and 1998 respectively.

As of December 31, 2000 and 1999, there were no amounts due from any individual reinsurer in excess of 10% of OPL's members' equity.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

9.   DEBT AND COMMITMENTS
     --------------------

OPL has issued or assumed certain debt obligations, as follows:

(In thousands U.S.$)                                     2000              1999
- ----------------------------------------------------------------------------------
Short-term debt
Bridging loan:
7.029% due February 20, 2001                           $135,000          $     --
- ----------------------------------------------------------------------------------
                                                        135,000                --
- ----------------------------------------------------------------------------------

Long-term debt
Operating leases:
9 7/8% Series A Bonds due 2012                          171,600           171,600
9 7/8% Series B Bonds due 2019                           73,400            73,400
- ----------------------------------------------------------------------------------
                                                        245,000           245,000
Unamortized discount                                       (788)             (844)
- ----------------------------------------------------------------------------------
                                                        244,212           244,156
Finance leases:
7.53% non-recourse note through 2008                     19,633            21,501
8.10% non-recourse note through 2011                     10,070            10,070
- ----------------------------------------------------------------------------------
                                                         29,703            31,571
Hotel:
8.39% non-recourse note due through 2006                100,716           103,139
Office buildings:
6.90% non-recourse note due through 2011                122,438           123,817
7.246% non-recourse note due through 2005                    --            32,694
7.44% non-recourse note due through 2007                188,375           190,537
7.57% non-recourse note due through 2012                     --            62,851
7.80% non-recourse note due through 2006                 76,499            77,379
- ----------------------------------------------------------------------------------
                                                        387,312           487,278

- ----------------------------------------------------------------------------------
Total long-term debt                                    761,943           866,144

- ----------------------------------------------------------------------------------
Total debt                                             $896,943          $866,144
- ----------------------------------------------------------------------------------

Principal payments under debt obligations are as follows: (In thousands U.S.$)

2001                               $144,329
2002                                 10,138
2003                                 10,945
2004                                 11,816
2005                                 12,756
After 2005                          707,747
- -------------------------------------------
                                    897,731
Unamortized discount                   (788)
- -------------------------------------------
                                   $896,943
- -------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

9.   DEBT AND COMMITMENTS (continued)
     --------------------

The long-term debt is collateralized by the related real estate and leasing assets. The short-term debt was obtained to provide temporary working capital. It is anticipated that this loan will be repaid with the proceeds from the sales of Madison Plaza and Atlanta Financial Center. This debt is unsecured but is subject to various covenants. The most significant of these covenants is that the consolidated members' equity of the Company must be at least $1.7 billion at the end of each quarter. During the year ended December 31, 2000 the Company complied with all debt covenants.

As discussed in Note 7, One Buckhead Plaza and 333 West Wacker Drive were sold in August 2000. The purchasers of both properties assumed the associated debt totaling $94.5 million.

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

In the normal course of reinsurance business, OPL's bankers have issued letters of credit totaling $621.9 million and $635.3 million as of December 31, 2000 and 1999, respectively, to collateralize the Company's accrued losses and unearned premium obligations to certain reinsureds.

10.  BUSINESS SEGMENTS
     -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices and includes accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers' compensation and finite risk business. Prior to October 1, 1999 the Company also provided shipper's risk reinsurance. Real estate and leasing activities are owned and managed through U.S. subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the years ended December 31, 2000, 1999 and 1998. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 2000, 1999 and 1998.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

10.  BUSINESS SEGMENTS (continued)
     -----------------

(In thousands U.S.$)                                            2000               1999                1998
- ------------------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                         $  586,016         $  807,709          $  746,918
  Commission income                                            5,621              5,574               6,090
  Investment (loss) income                                   (71,082)           302,143             243,998
- ------------------------------------------------------------------------------------------------------------
                                                             520,555          1,115,426             997,006
- ------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                                    273,822            273,136             255,075
  Gain on sale of Boeing 757 aircraft                             --                 --              11,795
  Gain on sale of office buildings                            49,496                 --                  --
  Investment income                                           38,609             12,790               1,213
- ------------------------------------------------------------------------------------------------------------
                                                             361,927            285,926             268,083
- ------------------------------------------------------------------------------------------------------------
Consolidated                                              $  882,482         $1,401,352          $1,265,089
- ------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                               $ (585,009)        $  229,742          $  487,584
Real estate and leasing                                       64,885             29,530              27,633
Other operating expenses                                     (17,695)           (15,345)            (16,011)
- ------------------------------------------------------------------------------------------------------------
Consolidated                                              $ (537,819)        $  243,927          $  499,206
- ------------------------------------------------------------------------------------------------------------

ASSETS
Reinsurance:
  Cash and investments                                    $2,486,330         $2,559,897          $2,287,605
  Other                                                      792,508            829,739             572,966
- ------------------------------------------------------------------------------------------------------------
                                                           3,278,838          3,389,636           2,860,571
- ------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Cash and investments                                       380,413            383,016             336,110
  Other                                                      918,333          1,142,630           1,171,662
- ------------------------------------------------------------------------------------------------------------
                                                           1,298,746          1,525,646           1,507,772
- ------------------------------------------------------------------------------------------------------------
Consolidated                                              $4,577,584         $4,915,282          $4,368,343
- ------------------------------------------------------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 70% of reinsurance revenues for 2000, 1999 and 1998 were derived primarily from sources located in the U.S. Other revenues were derived from customers located primarily in European countries. For 2000, 1999 and 1998, all of the Company's long-lived assets were located in the U.S.

The Company's largest reinsurance program, until its cancellation effective October 1, 1999, related to the reinsurance of customer packages shipped by UPS. Earned premiums on shipper's risk reinsurance were $273.5 million and $371.8 million in 1999 and 1998, respectively. OPL earned premiums of $53.5 million, $48.3 million and $50.6 million for 2000, 1999 and 1998, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance Company, for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes five Boeing 757 aircraft (sold in July 1998) and a data processing facility leased to UPS subsidiaries. Total rent from aircraft and facility leases was $18.5 million, $17.9 million and $27.1 million in 2000, 1999 and 1998, respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
Years Ended December 31, 2000, 1999 and 1998
================================================================================

11.  STATUTORY FINANCIAL INFORMATION
     -------------------------------

The Company's reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the years ended December 31, 2000 and 1999, each of the Bermuda based reinsurance companies met these requirements. The Company's ability to pay dividends to shareowners is not currently affected by these requirements. OPL's U.S. based reinsurance subsidiary OPUS Re is subject to regulations that include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareowners without prior approval of the insurance regulatory authorities.

12.  SUPPLEMENTARY INFORMATION
     -------------------------

Reinsurance commissions, taxes and other for 2000, 1999 and 1998 include amortization of acquisition expenses of $129.9 million, $115.0 million and $95.9 million and underwriting expenses of $15.6 million, $5.3 million and $4.4 million, respectively.

13.  CONTINGENCIES
     -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The allegations in the lawsuits are drawn from a recent opinion by the United States Tax Court, currently on appeal to the United States Court of Appeals for the Eleventh Circuit, that found that the insurance program, as offered through UPS, several domestic insurance companies, and their related reinsurance agreement with OPL, was not adequate for UPS to avoid liability for federal income tax. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

14.  COMPARATIVE FIGURES
     -------------------

Certain of the 1999 and 1998 amounts have been reclassified to conform to the presentation adopted in 2000.