Form 10-Q
period 2001-03-31
OVERSEAS PARTNERS LTD
filed 2001-05-15
CIK 740125

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

                                 ____________


  For Quarter Ended March 31, 2001             Commission file Number 0-11538
                    --------------                                    -------


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


        Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
-------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code      (441) 295-0788
                                                   ----------------------------


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

                                119,294,827 Shares
                             -------------------------
                            Outstanding at May 8, 2001

                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
               (In thousands, except share and per share amounts)
               --------------------------------------------------

                                                                                March 31, 2001    December 31, 2000
                                                                               ---------------    -----------------
                                                                                 (Unaudited)
                                                                               ---------------
ASSETS:
Investments:
   Trading, at fair value-
       Debt securities (amortized cost 2001 - $nil, 2000 - $549,422)               $       --           $  539,302
       Equity securities (cost 2001 - $669,368, 2000 - $1,242,202)                    704,413            1,525,453
   Available-for-sale, at fair value-
       Debt securities (amortized cost 2001 - $731,828, 2000 - $44,554)               718,581               44,620
       Equity securities (cost 2001 - $740,213, 2000 - $nil)                          710,056                   --
   Restricted investments, held-to-maturity, at amortized cost
       (fair value 2001 - $292,831, 2000 - $285,067)                                  245,894              242,209
                                                                                   ----------           ----------
                                                                                    2,378,944            2,351,584
Cash and cash equivalents                                                             298,340              515,159
Receivables                                                                           851,754              685,998
Deferred acquisition costs                                                             76,353               53,075
Real estate and leasing:
  Operating lease with UPS                                                             95,712               96,335
  Finance leases                                                                       42,739               43,886
  Hotel                                                                               154,202              155,219
  Office buildings                                                                    429,653              582,365
Other assets
  Goodwill                                                                             22,815               23,568
  Other                                                                                86,813               70,395
                                                                                   ----------           ----------
Total assets                                                                       $4,437,325           $4,577,584
                                                                                   ----------           ----------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                   $1,423,221           $1,416,733
Unearned premiums                                                                     509,898              301,572
Reinsurance balances payable                                                          107,620               77,088
Accounts payable and other accruals                                                    40,293               57,428
Deferred income taxes                                                                   8,576                6,116
Short-term debt                                                                        94,000              135,000
Long-term debt                                                                        637,598              761,943
Minority interest                                                                      42,848               43,699
                                                                                   ----------           ----------
Total liabilities                                                                  $2,864,054           $2,799,579
                                                                                   ----------           ----------

Commitments and contingencies                                                              --                   --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                              --                   --
Common Stock, par value $0.10 per share; authorized 900 million shares;
    issued 127.5 million shares; outstanding 119,512,123 shares                        12,750               12,750
Contributed surplus                                                                    39,991               39,991
Retained earnings                                                                   1,713,530            1,850,577
Treasury stock (2001 - 7,987,877 shares, 2000 - 6,563,319 shares), at cost           (149,596)            (125,379)
Accumulated other comprehensive (loss) income, net of tax                             (43,404)                  66
                                                                                   ----------           ----------
Total members' equity                                                               1,573,271            1,778,005
                                                                                   ----------           ----------
Total liabilities and members' equity                                              $4,437,325           $4,577,584
                                                                                   ----------           ----------

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
                                  -----------

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                               2001        2000
                                                                        --------------  -----------
REVENUES:
Gross reinsurance premiums written                                          $ 343,340    $ 285,522
Reinsurance premiums ceded                                                    (19,635)     (38,545)
                                                                            ---------    ---------
Reinsurance premiums written                                                  323,705      246,977
Change in unearned premiums                                                  (202,323)    (118,665)
                                                                            ---------    ---------
Reinsurance premiums earned                                                   121,382      128,312
Commission and fee income                                                       2,343        1,322
Operating lease with UPS                                                        4,631        4,605
Finance leases                                                                    882          924
Hotel                                                                          23,679       22,306
Office buildings                                                               27,831       38,123
Gain on sale of real estate and leasing assets                                  5,161           --
Interest                                                                       17,722       15,641
Realized gain on trading and available-for-sale securities                    159,858       39,509
Unrealized loss on trading securities                                        (246,726)     (32,218)
Amortization of fixed income securities                                         3,685        3,678
Dividends                                                                       4,684        2,902
                                                                            ---------    ---------
                                                                              125,132      225,104
                                                                            ---------    ---------

EXPENSES:
Reinsurance losses and loss expenses                                          104,966      108,416
Reinsurance commissions, taxes and other                                       39,771       24,080
Depreciation expense                                                            4,885        9,225
Real estate and leasing operating expenses                                     32,062       36,842
Interest expense                                                               16,444       17,592
Minority interest in earnings                                                   1,235          679
Investment expenses                                                             1,632        1,422
Amortization of goodwill                                                          753          746
Other operating expenses                                                        3,693        3,521
                                                                            ---------    ---------
                                                                              205,441      202,523
                                                                            ---------    ---------

(Loss) income before income taxes                                             (80,309)      22,581
Income taxes                                                                   (2,656)      (2,499)
                                                                            ---------    ---------
Net (loss) income                                                           $ (82,965)   $  20,082
                                                                            ---------    ---------



Other comprehensive loss:
Net unrealized loss on available-for-sale securities (net of tax of $26)      (43,470)          --
                                                                            ---------    ---------
Comprehensive (loss) income                                                 $(126,435)   $  20,082
                                                                            ---------    ---------

Basic and diluted net (loss) income per share                               $   (0.69)   $    0.16
                                                                            ---------    ---------
Weighted average number of shares outstanding                                 120,341      123,804
                                                                            ---------    ---------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                   Three Months Ended March 31, 2001 and 2000
                   ------------------------------------------
                                 (In thousands)
                                 --------------
                                  (Unaudited)
                                  -----------

                                 Preference      Common Stock        Treasury Stock       Contributed   Retained
                                   Stock      Shares     Amount    Shares       Amount      Surplus     Earnings
                                 ----------  -------------------  --------------------   ------------  -----------

------------------------------------------------------------------------------------------------------------------


Balance, January 1, 2000           $  --       127,500   $12,750   (3,109)   $ (62,132)      $39,991   $2,556,774

Net income                            --          --        --       --           --            --         20,082

Purchase of shares                    --          --        --       (760)     (16,342)         --            --

Dividends paid ($0.60 per share)      --          --        --       --           --            --        (74,248)
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000            $  --       127,500   $12,750   (3,869)   $ (78,474)      $39,991   $2,502,608
------------------------------------------------------------------------------------------------------------------



Balance, January 1, 2001           $  --       127,500   $12,750   (6,563)   $(125,379)      $39,991   $1,850,577

Net loss                              --          --        --       --           --            --        (82,965)

Purchase of shares                    --          --        --     (1,425)     (24,217)         --           --

Dividends paid ($0.45 per share)      --          --        --       --           --            --        (54,082)

Net unrealized loss on available-     --          --        --       --           --            --            --
   for-sale securities, net of tax
------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001            $  --       127,500   $12,750   (7,988)   $(149,596)      $39,991   $1,713,530
------------------------------------------------------------------------------------------------------------------

                                         Accumulated
                                             Other           Total
                                         Comprehensive      Members'
                                         Income (Loss)       Equity
                                        ---------------   -----------

---------------------------------------------------------------------

Balance, January 1, 2000                  $    --         $2,547,383

Net income                                     --             20,082

Purchase of shares                             --            (16,342)

Dividends paid ($0.60 per share)               --            (74,248)

---------------------------------------------------------------------

Balance, March 31, 2000                  $     --         $2,476,875
---------------------------------------------------------------------



Balance, January 1, 2001                 $     66         $1,778,005

Net loss                                       --            (82,965)

Purchase of shares                             --            (24,217)

Dividends paid ($0.45 per share)               --            (54,082)

Net unrealized loss on available-
   for-sale securities, net of tax        (43,470)           (43,470)
-----------------------------------------------------------------------

Balance, March 31, 2001                  $(43,404)         $1,573,271
-----------------------------------------------------------------------


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
                                  -----------

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                               2001          2000
                                                                         --------------  -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                          $   (82,965)  $  20,082
Adjustments to reconcile net (loss) income to net cash
 provided by operating activities:
  Deferred income taxes                                                          2,460         397
  Depreciation expense                                                           4,885       9,225
  Minority interest in earnings                                                  1,235         679
  Realized gain on trading and available-for-sale securities                  (159,858)    (39,509)
  Unrealized loss on trading securities                                        246,726      32,218
  Amortization of fixed income securities                                       (3,685)     (3,678)
  Gain on sale of real estate and leasing assets                                (5,161)         --
  Other                                                                            432       1,860
Changes in assets and liabilities:
  Receivables                                                                 (165,756)   (142,049)
  Deferred acquisition costs                                                   (23,278)     (8,512)
  Other assets                                                                 (16,418)    (28,329)
  Accrued losses and loss expenses                                               6,488      (7,749)
  Unearned premiums                                                            208,326     147,251
  Reinsurance balances payable                                                  30,532      27,453
  Accounts payable and other accruals                                          (17,135)      5,330
Proceeds from sale of trading investments                                    2,637,422     326,279
Purchase of trading investments                                             (1,363,948)   (303,165)
                                                                           -----------   ---------
Net cash flow provided by operating activities                               1,300,302      37,783
                                                                           -----------   ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale securities             17,845          --
Purchase of available-for-sale investments                                  (1,445,332)         --
Proceeds from maturity of restricted investments                                    --       1,000
Net proceeds from sale of real estate and leasing assets                        33,493          --
Additions to real estate and leasing assets                                        418      (3,808)
                                                                           -----------   ---------
Net cash flow used by investing activities                                  (1,393,576)     (2,808)
                                                                           -----------   ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                                    (24,217)    (16,342)
Repayment of debt                                                              (43,160)     (2,542)
Distributions to minority interest                                              (2,086)     (1,008)
Dividends paid                                                                 (54,082)    (74,248)
                                                                           -----------   ---------
Net cash flow used by financing activities                                    (123,545)    (94,140)
                                                                           -----------   ---------

Net decrease in cash and cash equivalents                                     (216,819)    (59,165)

Cash and cash equivalents:
Beginning of period                                                            515,159     450,336
                                                                           -----------   ---------
End of period                                                              $   298,340   $ 391,171
                                                                           -----------   ---------

Supplemental disclosures of cash flow information:
Cash paid during the period:
   U.S. income taxes                                                       $    10,019   $   1,846
    Interest                                                               $    12,551   $  11,726
Assignment of debt in partial consideration for sale of office building    $   122,199   $      --
                                                                           -----------   ---------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2001
                                 --------------
                                  (Unaudited)
                                  -----------


1.   GENERAL
     -------

The accompanying unaudited interim consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property and casualty reinsurance business and in the real estate and leasing business.

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Except as described in Note 1, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

The operating lease is with subsidiaries of United Parcel Service of America, Inc. (UPS).

3.  TAXES
    -----

Overseas Partners Ltd. and certain of its subsidiaries are incorporated under the laws of the Islands of Bermuda. Overseas Partners Ltd. believes that neither it nor its Bermuda subsidiaries carry on business through a permanent establishment in the United States. Therefore, it does not expect itself or its Bermuda subsidiaries to be subject to U.S. income taxes. Under current Bermuda law, Overseas Partners Ltd. and its Bermuda subsidiaries are not obligated to pay any tax in Bermuda based upon income or capital gains.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to Overseas Partners Ltd.'s 1988 through 1990 taxable years in which it asserted that Overseas Partners Ltd. is subject to U.S. taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, Overseas Partners Ltd. filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to Overseas Partners Ltd.'s Petition. The IRS has also asserted that Overseas Partners Ltd. is subject to U.S. taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. Overseas Partners Ltd. has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

Overseas Partners Ltd. believes that it has no tax liability, that it is not subject to U.S. taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest the proposed assessments for 1991 through 1994 and any future assessments.

Certain of OPL's subsidiaries are incorporated in the U.S., including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS
Re).  These subsidiaries are subject to U.S. income taxes.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2001
                                 --------------
                                  (Unaudited)
                                  -----------

4.  BUSINESS SEGMENTS
    -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through U.S. subsidiaries) and includes accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers' compensation and finite risk business. Real estate and leasing activities are owned and managed through U.S. subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the periods ended March 31, 2001 and 2000. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended March 31, 2001 and 2000.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are primarily used to collateralize long-term debt issued in connection with the purchase of real estate properties, operating leases and finance leases. Summary financial information about the Company's segments is presented in the following table:

                                                                  Three months ended March 31,
-----------------------------------------------------------------------------------------------
(In thousands)                                                   2001                    2000
-----------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                              $121,382                $128,312
  Commission and fee income                                       2,343                   1,322
  Investment (loss) income                                      (61,492)                 21,957
-----------------------------------------------------------------------------------------------
                                                                 62,233                 151,591
-----------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                                        57,023                  65,958
  Gain on sale of real estate and leasing assets                  5,161                      --
  Investment income                                                 715                   7,555
-----------------------------------------------------------------------------------------------
                                                                 62,899                  73,513
-----------------------------------------------------------------------------------------------
Consolidated                                                    125,132                 225,104
-----------------------------------------------------------------------------------------------

NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                                     (84,136)                 17,673
Real estate and leasing                                           8,273                   9,175
Other operating expenses                                         (4,446)                 (4,267)
-----------------------------------------------------------------------------------------------
Consolidated                                                   $(80,309)               $ 22,581
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
(In thousands)                                              March 31, 2001    December 31, 2000
                                                                                   (Audited)
-----------------------------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                                       $2,315,075              $2,486,330
  Other                                                       1,000,714                 792,508
-----------------------------------------------------------------------------------------------
                                                              3,315,789               3,278,838
-----------------------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                                          362,209                 380,413
  Other                                                         759,327                 918,333
-----------------------------------------------------------------------------------------------
                                                              1,121,536               1,298,746
-----------------------------------------------------------------------------------------------
Consolidated                                                 $4,437,325              $4,577,584
-----------------------------------------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 70% of reinsurance revenues were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. All of the Company's leasing and real estate revenues are generated in the United States. For 2001 and 2000, all of the Company's long-lived assets were located in the United States.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2001
                                 --------------
                                  (Unaudited)
                                  -----------

4.  BUSINESS SEGMENTS (continued)
    -----------------

OPL earned premiums of $4.7 million and $12.8 million for the three months ended March 31, 2001 and 2000, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance Company, for employees of a UPS subsidiary located in the State of California. OPL's real estate and leasing segment includes a data processing facility leased to UPS subsidiaries. Total rent from the facility lease was $4.6 million and $4.6 million for the three months ended March 31, 2001 and 2000, respectively.

5.  STATUTORY FINANCIAL INFORMATION
    -------------------------------

The Company and its reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the three months ended March 31, 2001 and 2000, each of the Bermuda based reinsurance companies met these requirements. The Company's ability to pay dividends to shareowners is not currently affected by these requirements. OPL's U.S. based reinsurance subsidiary, OPUS Re, is subject to regulations that include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareowners without prior approval of the insurance regulatory authorities.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ----------------------------------------
               Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               ------------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                         (Transacted in U.S. Dollars)
                         ----------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 and 2000
------------------------------------------

Reinsurance:
------------


(In thousands)                                                       2001                     2000
-----------------------------------------------------------------------------------------------------
Gross premiums written                                             $ 343,340                $ 285,522
Premiums ceded                                                       (19,635)                 (38,545)
-----------------------------------------------------------------------------------------------------
Net premiums written                                                 323,705                  246,977
Change in unearned premiums                                         (202,323)                (118,665)
-----------------------------------------------------------------------------------------------------
Premiums earned                                                      121,382                  128,312
Commission and fee income                                              2,343                    1,322
-----------------------------------------------------------------------------------------------------
                                                                     123,725                  129,634
-----------------------------------------------------------------------------------------------------
Losses and loss expenses                                            (104,966)                (108,416)
Commissions, taxes and other expenses                                (39,771)                 (24,080)
-----------------------------------------------------------------------------------------------------
                                                                    (144,737)                (132,496)
-----------------------------------------------------------------------------------------------------
Underwriting loss                                                    (21,012)                  (2,862)
-----------------------------------------------------------------------------------------------------

Investment (loss) income:
U.S. equities                                                        (66,367)                  10,607
Emerging market equities                                              (8,051)                   4,355
Fixed income                                                           3,948                     (874)
Multi-manager funds                                                    2,411                    3,186
Other                                                                  6,567                    4,683
Expenses                                                              (1,632)                  (1,422)
-----------------------------------------------------------------------------------------------------
Investment (loss) income                                             (63,124)                  20,535
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Reinsurance (loss) income                                          $ (84,136)               $  17,673
=====================================================================================================

During the three months ended March 31, 2001, the Company continued with its transformation into a specialty reinsurance company, focusing on a small number of specialized products. Gross premiums written for the three months ended March 31, 2001 reflect $127.3 million of new business and $222.9 million of renewals compared to $94.9 million and $204.8 million, respectively, for the same period in the prior year.

Gross reinsurance premiums written increased by $57.8 million for the three months ended March 31, 2001 compared with the same period in the prior year. The increase reflects $62.7 million of gross premiums written by our new subsidiary, OPUS Re, and $131.3 million of premiums written by our new finite risk division, of which $43.0 million was new business.

For the three months ended March 31, 2001 gross premiums written for our accident & health line of business decreased by $39.0 million compared with the same period in the prior year, primarily as a result of the delayed timing of renewals on two large programs, which we expect to bind in the second quarter of 2001. We declined to renew several aviation programs and two large workers' compensation programs as the premium rates did not meet our return requirements. However, we did write one new workers' compensation program that generated $18.6 million of premiums written. For the three months ended March 31, 2001 this resulted in net decreases in gross premiums written of $9.0 million and $66.4 million for aviation and workers' compensation, respectively, compared to the same period in the prior year.

Our property catastrophe business continued to expand with gross premiums written of $43.8 million for the three months ended March 31, 2001 compared to $35.7 million for the same period in the prior year.

Gross premiums written for the three months ended March 31, 2001 also reflect a decrease in premium estimates for prior years of approximately $6.9 million.

Premiums ceded decreased to $19.6 million for the three months ended March 31, 2001 from $38.5 million for the same period last year. This is mainly due to a significant decrease in the cost of our aviation excess of loss cover, reflecting a reduction in our underlying portfolio of aviation business and a decrease due to the good loss experience in 2000.

Commissions and fee income has increased to $2.3 million for the three months ended March 31, 2001 from $1.3 million for the corresponding period in 2000. This increase is due to fees earned on finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

------------

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 119.2% for the three months ended March 31, 2001 from 103.3% for the corresponding period in 2000. Net underwriting loss for the quarter was $21.0 million compared to a loss of $2.9 million for the same period in 2000, an increase in loss of $18.2 million. The increased combined ratio and increased loss is due to several factors including:

    . an increase in overhead of approximately $4.4 million following the acquisition of OPUS Re and the hiring of a team of finite risk underwriters,
    . a loss of $3.2 million on one of the discontinued financial programs, . underwriting losses on premiums earned during 2001 but written in prior years.

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

Amidst a slowdown in world economies, net investment losses related to our reinsurance segment for the three months ended March 31, 2001 were $63.1 million, compared to gains of $20.5 million for the same period in 2000. Net investment income includes realized gains and losses on investments and unrealized gains and losses on trading investments.

During March 2001 we sold our U.S. S&P 500 based trading equity and global bond portfolios, reflecting the change in nature of our operations and the significant growth in our loss reserves following the cancellation of our shipper's risk business in October 1999 and our diversification into other reinsurance lines. We used the proceeds from the sale to acquire new portfolios of S&P 500 equity securities and global bond fixed income securities, which were classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. Such securities are recorded at fair value with unrealized gains and losses included within other comprehensive income. Total unrealized losses from the date of acquisition to March 31, 2001 totalled $43.5 million, which was recorded as other comprehensive losses.

Prior to its sale our S&P 500 based trading equity portfolio, which closely tracks the index, generated a loss of $67.0 million for the three months ended March 31, 2001 compared to a gain of $10.6 million for the same period in 2000. Our trading global bond portfolio earned $1.4 million for the three months ended March 31, 2001 compared to a loss of $0.9 million for the same period in 2000.

Our emerging markets equity portfolio lost 4.8% for the three months ended March 31, 2001, or $8.1 million, as compared to a gain of $4.4 million for the same period in 2000. Our multi-manager funds, which are primarily a combination of fixed income strategies, returned $2.4 million for the three months ended March 31, 2001 compared to $3.2 million for the same period in 2000. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 5.7% for the three months ended March 31, 2001 compared to 6.4% for the same period in 2000.

Real Estate and Leasing:
------------------------

(In thousands)                                                         2001                    2000
---------------------------------------------------------------------------------------------------
REVENUE:
Office buildings                                                   $ 27,831                $ 38,123
Hotel                                                                23,679                  22,306
Leasing                                                               5,513                   5,529
Gain on sale of real estate and leasing assets                        5,161                      --
---------------------------------------------------------------------------------------------------
                                                                     62,184                  65,958
---------------------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                                  (32,062)                (36,842)
Interest expense                                                    (16,444)                (17,592)
Depreciation expense                                                 (4,885)                 (9,225)
Minority interest in earnings                                        (1,235)                   (679)
---------------------------------------------------------------------------------------------------
                                                                    (54,626)                (64,338)
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Operating income                                                      7,558                   1,620
---------------------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                            (4,130)                  2,757
Other                                                                 4,845                   4,798
---------------------------------------------------------------------------------------------------
Investment income                                                       715                   7,555
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Real estate and leasing income                                     $  8,273                $  9,175
===================================================================================================

Office building revenue decreased by 27.0% for the quarter ended March 31, 2001 from $38.1 million for the same period in 2000. This decrease of $10.3 million was primarily due to the sales of 333 West Wacker and One Buckhead Plaza in August of 2000 and the sale of Madison Plaza in February 2001. Hotel revenue increased $1.4 million due to an increase in room and occupancy rates over the same period in 2000. Leasing revenue for the quarter is consistent with the same period last year.

In February 2001 we sold Madison Plaza for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.2 million. The pre-tax gains on sale of $5.2 million included the sale of Madison Plaza, net of the impairment expense recorded in 2000, and the sales of other real estate and leasing assets. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Operating expenses and depreciation have decreased by $4.8 million and $4.3 million, respectively, both of which were primarily due to the sales of the three office buildings. Interest expense has decreased by $1.1 million from the same period in 2000 due to the sales of the three office buildings, partially offset by $1.8 million of interest expense relating to short-term debt that was obtained to provide temporary working capital.

Investment income decreased by $6.8 million from the same period in 2000 primarily as a result of a $4.9 million decrease in the value of the real estate investment trusts compared to a $1.8 million increase for the same period in 2000.

Real estate and leasing income for the quarter ended March 31, 2001 decreased by $0.9 million compared to the same period in 2000 primarily due to the decrease in investment income, partially offset by the gain on sale of Madison Plaza.

Net Income:
-----------

(In thousands)                                                        2001                   2000
----------------------------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                                         $(84,136)                $17,673
Real estate and leasing                                                8,273                   9,175
Other operating expenses                                              (4,446)                 (4,267)
----------------------------------------------------------------------------------------------------
Consolidated net (loss) income before taxes                          (80,309)                 22,581
Income taxes                                                          (2,656)                 (2,499)
----------------------------------------------------------------------------------------------------
Net (loss) income                                                   $(82,965)                $20,082
----------------------------------------------------------------------------------------------------

Net loss for the three months ended March 31, 2001 was $83.0 million compared to net income of $20.1 million for the same period in 2000, an increased loss of $103.0 million. This was due to the comparatively weaker performance of the investment markets and an increase in underwriting losses. Net loss per share for the three months ended March 31, 2001 was $0.69 compared to net income per share of $0.16 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------

(In thousands)                                                        2001                    2000
-----------------------------------------------------------------------------------------------------
CASH FLOWS
Operating activities                                              $ 1,300,302                $ 37,783
Investing activities                                               (1,393,576)                 (2,808)
Financing activities                                                 (123,545)                (94,140)
-----------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         $  (216,819)               $(59,165)
-----------------------------------------------------------------------------------------------------

Operating activities

Reinsurance operations generated $17.8 million for the period ended March 31, 2001 compared to using $11.6 million for the same period in 2000, due to the timing of premium receipts and the payment of claims.

Real estate operations used $6.7 million for the period ended March 31, 2001 compared to generating $12.4 million for the same period in 2000, primarily due to the timing of interest payments made to bondholders and increased payments of tax relating to the sales of office buildings.

During the three months ended March 31, 2001 we received $19.4 million of interest and dividends, purchased $1,363.9 million of traded investments and sold $2,637.4 million of investments in our trading portfolio compared to $16.9 million, $303.2 million and $326.3 million, respectively, for the same period in 2000. These cashflows were primarily as a result of selling our U.S. S&P 500 based equity portfolio and our global bond portfolio during March 2001. Following the sale of our U.S. S&P 500 based equity portfolio we purchased Standard & Poor's Depositary Receipts (`SPDRs') to mitigate our exposure to market risk. The SPDRs were sold to finance the purchase of available-for-sale securities.

The sale of the trading securities reflects the change in nature of our operations and the significant growth in our loss reserves following the cancellation of our shipper's risk business in October 1999 and our diversification into other reinsurance lines.

Investing activities

Following the sale of our trading securities we purchased $1,445.3 million of investments in our available-for-sale portfolio in the three months ended March 31, 2001. We sold $17.8 million of investments in our available-for-sale portfolio during the three months ended March 31, 2001.

Our real estate investing activities produced net cash inflow of $33.9 million following the sale of Madison Plaza. The purchaser of the property assumed the associated existing debt of $122.2 million. On April 12, 2001 the Company completed the sale of Atlanta Financial Center for net cash proceeds of $76.9 million. The purchaser of the property assumed the associated existing debt of $76.2 million. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Financing activities

As of March 31, 2001 the Company had $94.0 million of unsecured short-term debt. This loan was completely repaid on April 17, 2001, primarily with the proceeds from the sale of Atlanta Financial Center.

On March 8, 2001, we paid a dividend of $0.45 per share resulting in a cash outflow of $54.1 million, compared to a dividend of $0.60 per share totaling $74.2 million paid in March 2000.

During the three months ended March 31, 2001 we purchased $24.2 million of shares from our shareowners compared to $16.3 million for the same period in 2000.

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

Inflation

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

Sources of capital and liquidity

During the three months ended March 31, 2001 there was an unrealized loss of $43.5 million on our available-for-sale investments which also decreased our shareowner's equity by a corresponding amount. This was primarily due to unrealized losses of $30.2 million and $13.1 million on our U.S. S&P 500 based equity portfolio and global bond portfolio, respectively. These unrealized losses are attributable to the 6.8% decrease in our S&P 500 based equity portfolio and a 1.7% decline in our global bond portfolio in March 2001.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

 . our ability to replace, with profitable business, the revenues that we derived in the past from reinsurance of excess value package insurance associated with the business of UPS.
 .  pricing pressure resulting from the competitive environment in which we operate
 .  ability to collect reinsurance recoverables
 .  the uncertainties of the reserving process
 .  the occurrence of catastrophic events with a frequency or severity exceeding our estimates
 .  loss of the services of any of the Company's executive officers
 .  uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in certain jurisdictions)
 .  losses due to interest rate fluctuations
 .  volatility in global financial markets which could affect our investment portfolio
 . the resolution of any pending or future tax assessments by the IRS against us . the resolution of other pending litigation
 .  the impact of mergers and acquisitions
 . our ability to integrate new businesses and significant new staff with our existing operations.

We do not undertake to update these forward-looking statements in any manner.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Company's market risks in 2001.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                    ---------------------------------------
                           PART II, OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings
         -----------------

See Note 6 to Financial Statements for a discussion of current legal proceedings to which OPL is a party.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

a)  Exhibits:  None
    --------

b)  Reports on Form 8-K:  The Company filed a report on Form 8-K on February 23,
    -------------------
2001, attaching a letter to shareowners presenting a summary of the Company's 2000 results and news from the Board of Director's meeting held on February 21 and 22, 2001.

SIGNATURES
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



Date:  May 14, 2001                        OVERSEAS PARTNERS LTD.




                                           By: /s/ Mary R. Hennessy
                                               --------------------
                                           Mary R. Hennessy
                                           Chief Executive Officer and President


                                           By: /s/ Mark R. Bridges
                                               -------------------
                                           Mark R. Bridges
                                           Chief Financial Officer and Executive
                                           Vice-President
                                           (Chief Accounting Officer)