Form 10-Q
period 2001-06-30
OVERSEAS PARTNERS LTD
filed 2001-08-14
CIK 740125

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

                                  ----------

  For Quarter Ended June 30, 2001             Commission file Number 0-11538
                    -------------                                    -------


                          Overseas Partners Ltd.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


     Islands of Bermuda                                           N/A
-------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


Mintflower Place, 8 Par-la-Ville Road, Hamilton HM 08, Bermuda
--------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)


   Registrant's telephone number, including area code      (441) 295-0788
                                                      -------------------------


                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                              118,683,653 Shares
                          ---------------------------
                        Outstanding at August 10, 2001

                         PART I, FINANCIAL INFORMATION

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                   June 30,    December 31,
                                                                                       2001            2000
                                                                                (Unaudited)
                                                                                -----------     -----------
ASSETS:
Investments:
   Trading, at fair value-
    Debt securities (amortized cost 2001 - $nil, 2000 - $549,422)                $       --      $  539,302
    Equity securities (cost 2001 - $653,778, 2000 - $1,242,202)                     702,634       1,525,453
   Available-for-sale, at fair value-
    Debt securities (amortized cost 2001 - $803,101, 2000 - $44,554)                768,665          44,620
    Equity securities (cost 2001 - $776,916, 2000 - $nil)                           757,472              --
 Held-to-maturity, at amortized cost-
    Restricted investments (fair value 2001 - $291,186, 2000 - $285,067)            241,853         242,209
-----------------------------------------------------------------------------------------------------------
                                                                                  2,470,624       2,351,584
Cash and cash equivalents                                                           232,199         515,159
Receivables                                                                         868,408         685,998
Deferred acquisition costs                                                           89,293          53,075
Real estate and leasing:
  Operating lease with UPS                                                           95,089          96,335
  Finance lease                                                                      42,537          43,886
  Hotel                                                                             152,720         155,219
  Office buildings                                                                  310,245         582,365
Other assets
  Goodwill                                                                            6,071          23,568
  Other                                                                              84,356          70,395
-----------------------------------------------------------------------------------------------------------
Total assets                                                                     $4,351,542      $4,577,584
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                 $1,437,449      $1,416,733
Unearned premiums                                                                   497,812         301,572
Reinsurance balances payable                                                        125,705          77,088
Accounts payable and other accruals                                                  50,402          57,428
Deferred income taxes                                                                14,247           6,116
Short-term debt                                                                          --         135,000
Long-term debt                                                                      559,620         761,943
Minority interest                                                                    42,117          43,699
-----------------------------------------------------------------------------------------------------------
Total liabilities                                                                $2,727,352      $2,799,579
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                            --              --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                            --              --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued 127.5 million shares; outstanding 119,037,611 shares                        12,750          12,750
Contributed surplus                                                                  39,991          39,991
Retained earnings                                                                 1,782,992       1,850,577
Treasury stock (2001 - 8,462,389 shares, 2000 - 6,563,319 shares), at cost         (157,663)       (125,379)
Accumulated other comprehensive (loss) income                                       (53,880)             66
-----------------------------------------------------------------------------------------------------------
Total members' equity                                                             1,624,190       1,778,005
-----------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                            $4,351,542      $4,577,584
-----------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands,  except per share amounts)
                                  (Unaudited)


                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------         ---------------------------
                                                                 2001              2000              2001               2000
                                                               --------         ----------         ---------         ---------
REVENUES:
Gross reinsurance premiums written                             $176,940         $ 178,981         $ 520,280          $ 464,503
Reinsurance premiums ceded                                       (7,369)           (5,231)          (27,004)           (43,776)
------------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums written                                    169,571           173,750           493,276            420,727
Change in unearned premiums                                      14,695            (9,628)         (187,628)          (128,293)
------------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums earned                                     184,266           164,122           305,648            292,434
Commission and fee income                                           947             1,446             3,290              2,768
Operating lease with UPS                                          4,677             4,637             9,308              9,242
Finance lease                                                       860               915             1,742              1,839
Hotel                                                            27,055            28,959            50,734             51,265
Office buildings                                                 18,441            39,203            46,272             77,326
Gain on sales of real estate assets and PIP                      36,605                --            41,766                 --
Interest                                                         13,071            14,874            30,793             30,515
Realized gain on trading and available-for-sale securities       26,338             4,154           186,196             43,663
Unrealized gain (loss) on trading securities                     22,289           (41,267)         (224,437)           (73,485)
Amortization of fixed income securities                           5,160             3,686             8,845              7,364
Dividends                                                         4,906             3,085             9,590              5,987
------------------------------------------------------------------------------------------------------------------------------
                                                                344,615           223,814           469,747            448,918
------------------------------------------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                            146,693           579,031           251,659            687,447
Reinsurance commissions, taxes and other                         54,216            62,536            93,987             86,616
Depreciation expense                                              4,898             9,509             9,783             18,734
Real estate and leasing operating expenses                       30,501            39,379            62,563             76,221
Interest expense                                                 12,798            17,575            29,242             35,167
Minority interest in earnings                                     1,049               929             2,284              1,608
Investment expenses                                               1,464             1,261             3,096              2,683
Amortization of goodwill                                            348               747             1,101              1,493
Other operating expenses                                          3,646             3,035             7,339              6,556
------------------------------------------------------------------------------------------------------------------------------
                                                                255,613           714,002           461,054            916,525
------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                89,002          (490,188)            8,693           (467,607)
Income taxes                                                    (19,540)           (7,069)          (22,196)            (9,568)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $ 69,462         $(497,257)        $ (13,503)         $(477,175)
------------------------------------------------------------------------------------------------------------------------------

Basic and diluted net income (loss) per share                  $   0.58         $   (4.02)        $   (0.11)         $   (3.86)
------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                   119,278           123,581           119,806            123,693
------------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                               Three Months Ended June 30,         Six Months Ended June 30,
                                                               ---------------------------         ---------------------------
                                                                 2001              2000              2001               2000
                                                               --------         ----------         ---------         ---------
Net income (loss)                                              $ 69,462         $(497,257)         $(13,503)         $(477,175)

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale
  securities                                                     24,227                --           (18,990)                --
Less: reclassification adjustment for gains included in
  net income                                                    (35,382)               --           (35,609)                --
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss before income tax                      (11,155)               --           (54,599)                --

Income tax recovery related to other comprehensive
  income items                                                      679                --               653                 --
------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                        (10,476)               --           (53,946)                --
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                    $ 58,986         $(497,257)         $(67,449)         $(477,175)
------------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                    Six Months Ended June 30, 2001 and 2000
                                (In thousands)
                                  (Unaudited)

                                                                                                            Accumulated
                                                                                                               Other        Total
                             Preference     Common Stock       Treasury Stock    Contributed     Retained  Comprehensive   Members'
                               Stock     Shares     Amount     Shares   Amount      Surplus       Earnings  Income (Loss)   Equity
                             ----------  -------  ---------  -------- ---------  ------------  ----------- -------------- --------
Balance, January 1, 2000      $    --     127,500   $12,750  (3,109)  $ (62,132)     $39,991    $2,556,774   $    --     $2,547,383


Net loss                           --        --        --       --          --           --       (477,175)       --       (477,175)

Purchase of shares                 --        --        --      (893)    (19,215)         --             --        --        (19,215)

Dividend paid ($0.60 per
 share)                            --        --        --       --          --           --        (74,247)       --        (74,247)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000        $    --     127,500   $12,750  (4,002)  $ (81,347)     $39,991    $2,005,352   $    --     $1,976,746
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2001      $    --     127,500   $12,750  (6,563)  $(125,379)     $39,991    $1,850,577   $    66     $1,778,005


Net loss                           --        --        --       --          --           --        (13,503)       --       (13,503)

Purchase of shares                 --        --        --    (1,899)    (32,284)         --            --         --        (32,284)

Dividend paid ($0.45 per
 share)                            --        --        --       --          --           --        (54,082)       --        (54,082)

Net unrealized loss on
 available-for-sale
   securities, net of tax          --        --        --       --          --           --            --     (53,946)      (53,946)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001        $    --     127,500   $12,750  (8,462)  $(157,663)     $39,991    $1,782,992   $(53,880)   $1,624,190
------------------------------------------------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (U.S.$ in thousands)
                                  (Unaudited)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                               2001         2000
                                                                           -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                   $   (13,503)   $(477,175)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Deferred income taxes                                                          8,131        2,506
  Depreciation expense                                                           9,783       18,734
  Minority interest in earnings                                                  2,284        1,608
  Realized gain on trading and available-for-sale securities                  (186,196)     (43,663)
  Unrealized loss on trading securities                                        224,437       73,485
  Amortization of fixed income securities                                       (8,845)      (7,364)
  Gain on sales of real estate assets and PIP                                  (41,766)          --
  Other                                                                          1,662        2,395
Changes in assets and liabilities:
  Receivables                                                                 (182,410)    (200,359)
  Deferred acquisition costs                                                   (36,218)       7,581
  Other assets                                                                 (13,961)     (24,338)
  Accrued losses and loss expenses                                              20,716      473,970
  Unearned premiums                                                            196,240      152,037
  Reinsurance balances payable                                                  48,617       38,549
  Accounts payable and other accruals                                           (7,026)       6,328
Proceeds from sale of trading investments                                    2,689,921      536,003
Purchase of trading investments                                             (1,401,650)    (549,904)
---------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                               1,310,216       10,393
---------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments           924,641           --
Purchase of available-for-sale investments                                  (2,423,031)          --
Proceeds from maturity of restricted investments                                 9,510        9,473
Purchase of restricted investments                                              (1,773)      (1,903)
Net proceeds from sales of real estate assets and PIP                          126,918           --
Additions to real estate and leasing assets                                       (247)     (12,435)
---------------------------------------------------------------------------------------------------
Net cash flow used by investing activities                                  (1,363,982)      (4,865)
---------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                                    (32,284)     (19,215)
Repayment of debt                                                             (138,962)      (5,134)
Distributions to minority interest                                              (3,866)      (1,008)
Dividends paid                                                                 (54,082)     (74,247)
---------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                                    (229,194)     (99,604)
---------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                     (282,960)     (94,076)

Cash and cash equivalents:
Beginning of period                                                            515,159      450,336
---------------------------------------------------------------------------------------------------
End of period                                                              $   232,199    $ 356,260
---------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the period:
    U.S. income taxes                                                      $    14,403    $   7,005
    Interest                                                               $    27,476    $  35,566
Assignment of debt in partial consideration for sale of office building    $   198,389    $      --
---------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


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

The results of operations for the three and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

Except as described in Note 1, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company will adopt this standard effective January 1, 2002 and does not believe the impact on its financial statements will be significant.

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


4.  BUSINESS SEGMENTS
    -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through U.S. subsidiaries) and includes accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers' compensation and finite risk business. Real estate and leasing activities are owned and managed through U.S. subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the periods ended June 30, 2001 and 2000. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the periods ended June 30, 2001 and 2000.

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

                                Three months ended June 30,    Six months ended June 30,
                                ---------------------------    -------------------------
(In thousands)                      2001            2000          2001           2000
                                 ----------       ---------    ---------      ----------
REVENUES
Reinsurance:
  Premiums earned                  $184,266       $ 164,122      $305,648      $ 292,434
  Commission and fee income             947           1,446         3,290          2,768
  Gain on sale of PIP                 5,964              --         5,964             --
  Investment income (loss)           60,633         (28,567)         (859)        (6,610)
----------------------------------------------------------------------------------------
                                    251,810         137,001       314,043        288,592
----------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                            51,033          73,714       108,056        139,672
  Gain on sale of assets             30,641              --        35,802             --
  Investment income                  11,131          13,099        11,846         20,654
----------------------------------------------------------------------------------------
                                     92,805          86,813       155,704        160,326
----------------------------------------------------------------------------------------
Consolidated                        344,615         223,814       469,747        448,918
----------------------------------------------------------------------------------------

NET INCOME BEFORE TAXES
Reinsurance                          49,437        (505,827)      (34,699)      (488,154)
Real estate and leasing              43,559          19,421        51,832         28,596
Other operating expenses             (3,994)         (3,782)       (8,440)        (8,049)
----------------------------------------------------------------------------------------
Consolidated                       $ 89,002       $(490,188)     $  8,693      $(467,607)
----------------------------------------------------------------------------------------


(In thousands)             June 30, 2001  December 31, 2000
                                              (Audited)
                           -------------  -----------------
ASSETS
Reinsurance
  Cash and investments        $2,347,923         $2,486,330
  Other                        1,016,534            792,508
-----------------------------------------------------------
                               3,364,457          3,278,838
-----------------------------------------------------------
Real estate and leasing
  Cash and investments           354,900            380,413
  Other                          632,185            918,333
-----------------------------------------------------------
                                 987,085          1,298,746
-----------------------------------------------------------
Consolidated                  $4,351,542         $4,577,584
-----------------------------------------------------------

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (Unaudited)


4.  BUSINESS SEGMENTS (continued)
    -----------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 85% of reinsurance revenues were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. All of the Company's leasing and real estate revenues are generated in the United States. For 2001 and 2000, all of the Company's long-lived assets were located in the United States.

OPL earned premiums of $4.6 million and $15.3 million for the three months ended June 30, 2001 and 2000, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance Company, for employees of United Parcel Service of America, Inc. (UPS) located in the United States. OPL earned premiums of $9.3 million and $28.0 million for the six months ended June 30, 2001 and 2000, respectively for the reinsurance of this workers' compensation insurance.

OPL's real estate and leasing segment includes a data processing facility leased to a UPS subsidiary. Total rent from the facility lease was $4.7 million and $4.6 million for the three months ended June 30, 2001 and 2000, respectively. Total rent from the facility lease was $9.3 million and $9.2 million for the six months ended June 30, 2001 and 2000, respectively.

5.  STATUTORY FINANCIAL INFORMATION
    -------------------------------

The Company and its reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the six months ended June 30, 2001 and 2000, each of the Bermuda based reinsurance companies met these requirements. The Company's ability to pay dividends to shareowners is not currently affected by these requirements. OPL's U.S. based reinsurance subsidiary, OPUS Re, is subject to regulations that include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareowners without prior approval of the insurance regulatory authorities.

6.  CONTINGENCIES
    -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit and remanded to the Tax Court for further consideration, although there is pending a Petition for Rehearing that was filed with the Court of Appeals for the Eleventh Circuit in early August 2001. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     Item 2.  MANAGEMENT'S DISCUSSION AND
                                  ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Transacted in U.S. Dollars)


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 and 2000
-----------------------------------------

Reinsurance:
-----------


(In thousands)                                     2001       2000
---------------------------------------------------------------------
Gross premiums written                          $ 176,940   $ 178,981
Premiums ceded                                     (7,369)     (5,231)
---------------------------------------------------------------------
Net premiums written                              169,571     173,750
Change in unearned premiums                        14,695      (9,628)
---------------------------------------------------------------------
Premiums earned                                   184,266     164,122
Commission and fee income                             947       1,446
---------------------------------------------------------------------
                                                  185,213     165,568
---------------------------------------------------------------------
Losses and loss expenses                         (146,693)   (579,031)
Commissions, taxes and underwriting expenses      (54,216)    (62,536)
---------------------------------------------------------------------
                                                 (200,909)   (641,567)
---------------------------------------------------------------------
Underwriting loss                                 (15,696)   (475,999)
---------------------------------------------------------------------

Investment income (loss)                           59,169     (29,828)

Gain on sale of PIP                                 5,964          --
---------------------------------------------------------------------

Reinsurance income (loss)                       $  49,437   $(505,827)
=====================================================================

Underwriting

Gross premiums written for the three months ended June 30, 2001 reflect $88.7 million of new business and $118.9 million of renewals compared with $82.4 million and $98.6 million, respectively, for the same period in the prior year.

New business for the three months ended June 30, 2001 included three new accident & health programs and one new multi-line program generating $21.5 million and $11.5 million in gross premiums written respectively as well as $54.9 million of gross premiums written by our subsidiary, OPUS Re.

We renewed three large accident & health programs and one workers' compensation program generating gross premiums written of $40.2 million and $53.5 million respectively. We have continued to decline to renew several accident & health, aviation, marine and property programs in line with our strategic plan to focus on a smaller number of specialized products. The programs which we declined to renew contributed $117.0 million towards gross premiums written during the three months to June 30, 2000.

Our property catastrophe business generated gross written premiums of $19.6 million during the three months ended June 30, 2001 compared with $16.6 million during the same period in the prior year. We have exposure to earthquakes, hurricanes, storms and other catastrophic events, all of which are managed through the use of underwriting controls and occurrence caps as well as modeling, monitoring and managing accumulations of potential losses. We also use retrocessional programs to limit net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity in nature which may result in volatility in our future financial results.

The decrease in gross premiums written of $2.0 million for the three months ended June 30, 2001 compared with the same period in the prior year is primarily due to a decrease in premium estimates for prior years of approximately $30.7 million offset by the increase in new and renewal business of $6.3 million and $20.3 million respectively.

Premiums ceded increased to $7.4 million for the three months ended June 30, 2001 from $5.2 million for the same period last year. The increase is primarily due to the property catastrophe quota share retrocession. This increase corresponds to the increase in property catastrophe business that is mentioned above.

Commission and fee income decreased to $0.9 million for the three months ended June 30, 2001 compared to $1.4 million for the corresponding period in 2000. This decrease is due to the sale of Parcel Insurance Plan, Inc. (PIP) in May 2001. This was partially offset by $0.5 million in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

------------

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 109.0% for the three months ended June 30, 2001 and we experienced a net underwriting loss of $15.7 million. The underwriting loss and combined ratio for the three months ended June 30, 2001 was affected by the following factors:

  . An increase in overhead of approximately $4.0 million following the acquisition of OPUS Re in October 2000 and the hiring of a team of finite risk underwriters,

  . Underwriting losses on premiums earned during 2001 but written in prior years.

The combined ratio for the three months ended June 30, 2000 was 390.9% and we experienced a net underwriting loss of $476.0 million. The significant contributor to the loss in the three months ended June 30, 2000 was reserve strengthening adjustments of $460 million. The reserve strengthening related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999.

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

Reinsurance Investment Income (Loss)

                                         Other
                                          Com-
                                    prehensive
                          Income        Income         Total        Income
                          (Loss)        (Loss)        Return        (Loss)
(In thousands)              2001          2001          2001          2000
----------------------------------------------------------------------------
  U.S. equities          $ 38,314       $10,714     $  49,028      $(22,060)
  Emerging market          11,181            --        11,181       (23,675)
  Fixed income              6,036       (21,091)      (15,055)        3,764
  Multi-manager funds       2,489            --         2,489        10,200
  Other                     2,613           (99)        2,514         3,204
  Expenses                 (1,464)           --        (1,464)       (1,261)
----------------------------------------------------------------------------
                        $  59,169      $(10,476)    $  48,693      $(29,828)
============================================================================

The Company's reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in shareowners' equity as other comprehensive income.

During March 2001 we sold our trading U.S. S&P 500 equity and global bond portfolios, reflecting the change in nature of our operations and the significant growth in our loss reserves following the cancellation of our shipper's risk business in October 1999 and our diversification into other reinsurance lines. We used the proceeds from the sale to acquire new portfolios of U.S. S&P 500 equity based securities and fixed income securities, which were classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115.

For the three months ended June 30, 2001 our portfolio generated a total return of $48.7 million consisting of $59.2 million recorded in income and net unrealized losses of $10.5 million that were recorded in other comprehensive income compared to a loss of $29.8 million for the same period in 2000, all of which was recorded in net income. During the three months ended June 30, 2000 there were no unrealized gains and losses recorded in other comprehensive income as our U.S. S&P 500 equity based portfolios and our global bond portfolios held during that period were trading investments.

For the three months ended June 30, 2001 our U.S. equity portfolios, which closely track the S&P 500 index, generated a total return of 5.7%, or $49.0 million, of which $38.3 million was recorded in income and net unrealized gains of $10.7 million were recorded in other comprehensive income compared to a loss of 2.2%, or $22.1 million, for the same period in 2000. For the three months ended June 30, 2001 our fixed income portfolios generated a loss of 2.1%, or $15.1 million, consisting of $6.0 million that was recorded in income and net unrealized losses of $21.1 million that were recorded in other comprehensive income, compared to income of $3.8 million, or 0.7%, for the same period in 2000.

Our emerging markets equity portfolio gained 7.0% for the quarter ended June 30, 2001, or $11.2 million, as compared to a loss of $23.7 million, or 9.7% for the same period in 2000. Our multi-manager funds, which are primarily a combination of fixed income strategies, returned $2.5 million for the quarter ended June 30, 2001 compared to $10.2 million for the same period in 2000. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 4.7% for the three months ended June 30, 2001 compared to 6.6% for the same period in 2000.

Real Estate and Leasing:
------------------------


(In thousands)                                   2001       2000
----------------------------------------------------------------
REVENUE:
Office buildings                             $ 18,441   $ 39,203
Hotel                                          27,055     28,959
Leasing                                         5,537      5,552
Gain on sale of assets                         30,641         --
----------------------------------------------------------------
                                               81,674     73,714
----------------------------------------------------------------
EXPENSES:
Operating expenses                            (30,501)   (39,379)
Interest expense                              (12,798)   (17,575)
Depreciation                                   (4,898)    (9,509)
Minority interest in earnings                  (1,049)      (929)
----------------------------------------------------------------
                                              (49,246)   (67,392)
----------------------------------------------------------------

----------------------------------------------------------------
Operating income                               32,428      6,322
----------------------------------------------------------------

Investment income:
Real estate investment trust certificates       6,515      8,015
Other                                           4,616      5,084
----------------------------------------------------------------
Investment income                              11,131     13,099
----------------------------------------------------------------

----------------------------------------------------------------
Real estate and leasing income               $ 43,559   $ 19,421
================================================================

Office building revenue decreased by 53.0% for the three months ended June 30, 2001 from $39.2 million for the same period in 2000. This decrease of $20.8 million was primarily due to the sales of 333 West Wacker and One Buckhead Plaza in August 2000, Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Hotel revenue decreased $1.9 million due to a decrease in room occupancy rates over the same period in 2000. Leasing revenue for the three months ended June 30, 2001 is consistent with the same period last year.

In April 2001 we sold the Atlanta Financial Center for net cash proceeds of $72.8 million. The purchaser of the property assumed the associated existing debt of $76.2 million. The pre-tax gain on sale was $30.6 million. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The net proceeds from the sale of properties will be re-deployed into our reinsurance segment. However there can be no assurances that such sales will occur in the short-term.

Operating expenses and depreciation have decreased by $8.9 million and $4.6 million, respectively, both of which were primarily due to the sales of the four office buildings. Interest expense has decreased by $4.8 million from the same period in 2000 also due to the sales of the buildings. However, this decrease was partially offset by $0.3 million of interest expense relating to short-term debt that was obtained to provide temporary working capital.

Investment income decreased by $2.0 million from the same period in 2000 primarily as a result of a $1.5 million decrease in the income from the real estate investment trusts.

Net Income:
-----------


(In thousands)                               2001       2000
------------------------------------------------------------
NET INCOME (LOSS) BEFORE TAXES
Reinsurance                              $ 49,437  $(505,827)
Real estate and leasing                    43,559     19,421
Other operating expenses                   (3,994)    (3,782)
------------------------------------------------------------
Consolidated net income (loss) before
 taxes                                     89,002   (490,188)
Income taxes                              (19,540)    (7,069)
------------------------------------------------------------
Net income (loss)                        $ 69,462  $(497,257)
------------------------------------------------------------

Net income for the quarter increased by $566.7 million from the same period in 2000 primarily due to the $460 million reserve strengthening during 2000, the improved performance of the investment markets in 2001 and the gain on sale of the Atlanta Financial Center, also in 2001. The tax charge for the three months ended June 30, 2001 was $19.5 million compared to $7.1 million for the same period in 2000. This increase of $12.6 million was due to the tax on the gain on sale of the office buildings. Net income per share was $0.58 compared to a loss per share of $4.02 for the same period in 2000.

Six Months Ended June 30, 2001 and 2000
---------------------------------------


Reinsurance:
------------
(In thousands)                              2001       2000
------------------------------------------------------------
 Gross premiums written                 $ 520,280   $464,503
 Premiums ceded                           (27,004)   (43,776)
------------------------------------------------------------
 Net premiums written                     493,276    420,727
 Change in unearned premiums             (187,628)  (128,293)
------------------------------------------------------------
 Premiums earned                          305,648    292,434
 Commission and fee income                  3,290      2,768
------------------------------------------------------------
                                          308,938    295,202
------------------------------------------------------------
 Losses and loss expenses                (251,659)  (687,447)
 Commissions, taxes and underwriting
  expenses                                (93,987)   (86,616)
------------------------------------------------------------
                                         (345,646)  (774,063)
------------------------------------------------------------
 Underwriting loss                        (36,708)  (478,861)
------------------------------------------------------------

 Investment loss                           (3,955)    (9,293)

 Gain on sale of PIP                        5,964         --
------------------------------------------------------------
 Reinsurance loss                       $ (34,699) $(488,154)
============================================================

Underwriting

During the six months ended June 30, 2001, the Company continued with its transformation into a specialty reinsurance company, focusing on a small number of specialized products. Gross premiums written for the six months ended June 30, 2001 reflect $216.1 million of new business and $341.8 million of renewals compared with $177.6 million and $307.6 million, respectively, for the same period in the prior year.

Gross reinsurance premiums written increased by $55.8 million for the six months ended June 30, 2001 compared with the same period in the prior year. The increase reflects $117.7 million of gross premiums written by our new subsidiary, OPUS Re, and $131.3 million of premiums written by our new finite risk division, of which $43.0 million was new business.

For the six months ended June 30, 2001 gross premiums written for our accident & health line of business decreased by $13.1 million compared with the same period in the prior year, primarily as a result of the non-renewal of several programs. This decrease was partially off-set by $21.5 million of new business written.
We declined to renew several aviation programs and two large workers' compensation programs as the premium rates did not meet our return requirements. The programs which we declined to renew contributed $72.8 million towards gross premiums written during the six months to June 30, 2000. However, we did write one new workers' compensation program that generated $18.6 million of premiums written. For the six months ended June 30, 2001 this resulted in net decreases in gross premiums written of $57.0 million and $44.6 million for aviation and workers' compensation, respectively, compared with the same period in the prior year.

Our property catastrophe business generated premiums written of $63.5 million for the six months ended June 30, 2001 compared with $52.2 million for the same period in the prior year. We have exposure to earthquakes, hurricanes, storms and other catastrophic events, all of which are managed through the use of underwriting controls and occurrence caps as well as modeling, monitoring and managing accumulations of potential losses. We also use retrocessional programs to limit net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity in nature which may result in volatility in our future financial results.

Premiums attributable to our other property business have decreased by $44.2 million for the six months ended June 30, 2001 compared with the same period for the prior year, primarily as a result of the non-renewal of several programs and the return of premium on one account cancelled on a cut off basis. The programs which we declined to renew contributed $39.0 million towards gross premiums written during the six months to June 30, 2000.

Gross premiums written for the six months ended June 30, 2001 also reflect a decrease in premium estimates for prior years of approximately $37.6 million compared to $20.7 million for the same period in 2000.

Premiums ceded decreased to $27.0 million for the six months ended June 30, 2001 from $43.8 million for the same period last year. This is mainly due to a significant decrease in the cost of our aviation excess of loss cover, reflecting a reduction in our underlying portfolio of aviation business and a decrease due to the good loss experience in 2000. Of the premiums ceded of $27.0 million, $21.4 million relates to reinsurance of our property catastrophe business where we cede a proportion of the business and we have also entered into a property catastrophe excess of loss contract

Commission and fee income increased to $3.3 million for the six months ended June 30, 2001 compared to $2.8 million for the corresponding period in 2000. This increase is due to $1.5 million in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. This was partially offset by the reduction in commission income due to the sale of PIP in May 2001.

------------

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 113.1% for the six months ended June 30, 2001 and we experienced a net underwriting
loss of $36.7 million.   The combined ratio for the six months ended June 30,
2001 was affected by the following factors:

  . An increase in overhead of approximately $8.8 million following the acquisition of OPUS Re and the hiring of a team of finite risk underwriters,
  .    A loss of $3.2 million on one of the discontinued financial programs,
  . Underwriting losses on premiums earned during 2001 but written in prior years.

The combined ratio for the six months ended June 30, 2000 was 390.9% and we experienced a net underwriting loss of $478.9 million. The significant contributor to the loss in the six months ended June 30, 2000 was reserve strengthening adjustments of $460 million. The reserve strengthening related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999.

Reinsurance Investment Income (Loss)

                                               Other
                                                Com-
                                          prehensive
                                  Income      Income         Total      Income
                                  (Loss)      (Loss)        Return      (Loss)
(In thousands)                      2001        2001          2001        2000
--------------------------------------------------------------------------------
  U.S. equities                 $(28,053)   $(19,445)     $(47,498)    $(11,453)
  Emerging market equities         3,130          --         3,130      (19,320)
  Fixed income                     9,984     (34,216)      (24,232)       2,890
  Multi-manager funds              4,900          --         4,900       13,386
  Other                            9,180        (285)        8,895        7,887
  Expenses                        (3,096)         --        (3,096)      (2,683)
--------------------------------------------------------------------------------
                                $ (3,955)   $(53,946)     $(57,901)     $(9,293)
================================================================================

In an environment of slowing global economies, our portfolio generated a loss of $57.9 million, for the six months ended June 30, 2001, of which a loss of $4.0 million was recorded in income and an unrealized loss of $53.9 million was recorded in other comprehensive income compared to a loss of $9.3 million for the same period in 2000, all of which was recorded in net income.

For the six months ended June 30, 2001 our U.S. equity portfolios which closely track the S&P 500 index, have generated a loss of 7.3%, or $47.5 million, consisting of a loss of $28.1 million that was recorded in income and net unrealized losses of $19.4 million that were recorded in other comprehensive income compared to a loss of 0.3%, or $11.5 million, for the same period in 2000. For the six months ended June 30, 2001 our fixed income portfolios have generated a loss of 3.5%, or $24.2 million, consisting of $10.0 million that was recorded in income and net unrealized losses of $34.2 million that were recorded in other comprehensive income, compared to income of $2.9 million, or 0.5%, for the same period in 2000. During the six months ended June 30, 2000 there were no unrealized gains or losses recorded in other comprehensive income as our U.S. S&P 500 equity and fixed income portfolios held during that period were trading investments.

Our emerging markets equity portfolio gained 1.9% for the six months ended June 30, 2001, or $3.1 million, as compared to a loss of $19.3 million, or 8.1% for the same period in 2000. Our multi-manager funds, which are primarily a combination of fixed income strategies, returned $4.9 million for the six months ended June 30, 2001 compared to $13.4 million for the same period in 2000. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 5.2% for the six months ended June 30, 2001 compared to 6.5% for the same period in 2000.

Real Estate and Leasing:
------------------------


(In thousands)                                    2001        2000
------------------------------------------------------------------
REVENUE:
Office buildings                             $  46,272   $  77,326
Hotel                                           50,734      51,265
Leasing                                         11,050      11,081
Gain on sale of assets                          35,802          --
------------------------------------------------------------------
                                               143,858     139,672
------------------------------------------------------------------
EXPENSES:
Operating expenses                             (62,563)    (76,221)
Interest expense                               (29,242)    (35,167)
Depreciation                                    (9,783)    (18,734)
Minority interest in earnings                   (2,284)     (1,608)
------------------------------------------------------------------
                                              (103,872)   (131,730)
------------------------------------------------------------------

------------------------------------------------------------------
Operating income                                39,986       7,942
------------------------------------------------------------------

Investment income:
Real estate investment trust certificates        2,385      10,772
Other                                            9,461       9,882
------------------------------------------------------------------
Investment income                               11,846      20,654
------------------------------------------------------------------

------------------------------------------------------------------
Real estate and leasing income               $  51,832   $  28,596
==================================================================

Office building revenue decreased by 40.2% for the six months ended June 30, 2001 from $77.3 million for the same period in 2000. This decrease of $31.0 million was primarily due to the sales of 333 West Wacker and One Buckhead Plaza in August 2000, Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Hotel revenue decreased $0.5 million due to a decrease in room occupancy rates over the same period in 2000. Leasing revenue for the six months ended June 30, 2001 is consistent with the same period last year.

The gain on sale of assets relates primarily to the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Madison Plaza was sold for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.2 million and the pre-tax gain on sale was $4.7 million. However, this gain was net of an impairment expense recorded in 2000. The Atlanta Financial Center was sold for net cash proceeds of $72.8 million. The purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The net proceeds from the sale of properties will be re-deployed into our reinsurance segment. However there can be no assurances that such sales will occur in the short-term.

Operating expenses and depreciation have decreased by $13.7 million and $9.0 million, respectively, both of which were primarily due to the sales of the four office buildings. Interest expense has decreased by $5.9 million from the same period in 2000 due to the sales of the four office buildings. However, this decrease was partially offset by $2.1 million of interest expense relating to short-term debt that was obtained to provide temporary working capital.

Investment income decreased by $8.8 million from the same period in 2000 primarily as a result of an $8.4 million decrease in the income from the real estate investment trusts. During the quarter ended June 30, 2000 we held 2.9 million shares in these trusts which were valued at $71.5 million compared to
1.3 million shares at June 30, 2001 which were valued at $27.5 million. This holding decreased due to the sale of 1.0 million shares in December 2000 and 0.6 million shares in June 2001.

Real estate and leasing income for the six months ended June 30, 2001 increased by $23.2 million compared to the same period in 2000. This was primarily due to the gains on the sales of the two buildings mentioned above which was partially offset by reduced income as two properties were sold in August 2000.

Net Income:
-----------


(In thousands)                               2001       2000
------------------------------------------------------------
NET INCOME (LOSS) BEFORE TAXES
Reinsurance                              $(34,699) $(488,154)
Real estate and leasing                    51,832     28,596
Other operating expenses                   (8,440)    (8,049)
------------------------------------------------------------
Consolidated net income (loss) before
 taxes                                      8,693   (467,607)
Income taxes                              (22,196)    (9,568)
------------------------------------------------------------
Net loss                                 $(13,503) $(477,175)
------------------------------------------------------------

Net loss for the six months ended June 30, 2001 was $13.5 million compared to a net loss of $477.2 million for the same period in 2000, a decrease in loss of $463.7 million. This decrease was due primarily to the $460 million reserve strengthening during 2000. The increase in real estate and leasing income was primarily due to the gains on sales of office buildings, offset by reduced revenues following these sales and a reduction in the investment income. The tax charge for the six months ended June 30, 2001 was $22.2 million compared to $9.6 million for the same period in 2000. This increase of $12.6 million was due to the tax on the gains on sale of the office buildings. Net loss per share was $0.11 for the six months ended June 30, 2001 compared to a loss per share of $3.68 for the same period in 2000.

Liquidity and Capital Resources
-------------------------------


(In thousands)                          2001        2000
---------------------------------------------------------
CASH FLOWS
Operating activities              $ 1,310,216   $ 10,393
Investing activities               (1,363,982)    (4,865)
Financing activities                 (229,194)   (99,604)
---------------------------------------------------------
Net decrease in cash and cash
 equivalents                      $  (282,960)  $(94,076)
---------------------------------------------------------

Cash and cash equivalents decreased due to the following:

Operating activities

Reinsurance operations used $11.8 million for the six months ended June 30, 2001 compared to using $25.9 million for the same period in 2000, due to the timing of premium receipts and the payment of claims.

Reinsurance receivables and unearned premiums both increased in line with business being written. Reinsurance balances payable increased by $48.6 million as a result of profit commissions payable and deposit liabilities associated with our new finite risk division.

Real estate operations generated $5.2 million for the six months ended June 30, 2001 compared to generating $24.4 million for the same period in 2000. The reduction was primarily due to reduced cashflows following the sales of the four office buildings and increased payments of tax relating to these sales.

During the six months ended June 30, 2001 we received $35.9 million of interest and dividends, purchased $1,401.7 million of traded investments and sold $2,689.9 million of investments in our trading portfolio compared to $33.8 million, $549.9 million and $536.0 million, respectively, for the same period in 2000. These cashflows were primarily as a result of selling our U.S. S&P 500 equity based and our global bond portfolios during March 2001. Following the sale of our U.S. S&P 500 equity based portfolio we purchased Standard & Poor's Depositary Receipts ('SPDRs') to mitigate our exposure to market risk. The
SPDRs were sold to finance the purchase of available-for-sale securities.

The sale of the trading securities reflects the change in nature of our operations and the significant growth in our loss reserves following the cancellation of our shipper's risk business in October 1999 and our diversification into other reinsurance lines.

Property catastrophe business, written by our subsidiary, Overseas Partners Cat Ltd. has loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. Property catastrophe losses are generally notified and paid within a short period of time from the covered event.

Investing activities

During the six months ended June 30, 2001 we have purchased $2,423.0 million and sold $924.6 million of investments in our available-for-sale portfolios.

During the six months ending June 30, 2001 our real estate investing activities produced net cash inflow of $104.6 million. This primarily consisted of $30.5 from the sale of Madison Plaza and $72.8 from the sale of the Atlanta Financial Center. The purchasers of both properties assumed the associated existing debt of $122.2 million and $76.2 million, respectively. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The net proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Our reinsurance investing activities produced net cash inflow of $22.4 million following the sale of our independent insurance agent PIP.

Financing activities

During the six months ended June 30, 2001 the Company repaid $135.0 million of unsecured short-term debt primarily with the net proceeds from the sales of Madison Plaza and the Atlanta Financial Center.

On March 8, 2001, we paid a dividend of $0.45 per share resulting in a cash outflow of $54.1 million, compared to a dividend of $0.60 per share totaling $74.2 million paid in March 2000.

Subsequent to the quarter, on August 8, 2001 the board declared a dividend of $0.25 per share to be paid on August 22, 2001 compared to declaring a dividend of $0.60 per share on August 9, 2000 that was paid on August 25, 2000.

During the six months ended June 30, 2001 we purchased $32.3 million of shares from our shareowners compared to $19.2 million for the same period in 2000.

In November 1999, the Board announced that it would limit the number of shares of our Common Stock that we were willing to purchase from any shareowners seeking to sell such shares between November 23, 1999 and November 1, 2000. During such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 23, 1999. During November 2000 the Board decided to extend the limit of the number of shares that we would be willing to purchase from any shareowner seeking to sell such shares between November 1, 2000 and December 31, 2001. Accordingly, during such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 2, 2000.

In addition, in order to reduce the cost and administrative inefficiency associated with the existence of shareowners owning a small number of shares, during May 2001 the Board determined that OPL was willing to purchase 100% of the shares of common stock from those shareowners that owned 100 shares or less as of November 1, 2000.

However, following its meeting on August 8, 2001 the Board of Directors announced that the Company is suspending the current repurchase of shares of the Company's Common Stock, effective August 8, 2001. This was necessitated by the need to demonstrate to the Company's customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. This decision will be re-evaluated at future Board meetings, giving due consideration to relevant capital levels, operating performance, cash flows and future needs.

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

Sources of capital and liquidity

OPL's U.S. based reinsurance subsidiary, OPUS Re, is subject to regulations that include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareowners without prior approval of the insurance regulatory authorities. Any dividends or other distributions from OPUS Re to OPL via OPUS Re's holding company would be subject to 30% withholding taxes.

We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The net proceeds from the sale of properties will be re-deployed into our reinsurance segment. However there can be no assurances that such sales will occur in the short-term.

We believe that our Bermuda investments, cash flow from operations and borrowing ability are adequate sources of capital and liquidity for the payment of claims, operating expenses and dividends. We further believe that our strong capital position will permit expansion of our reinsurance business, should appropriate opportunities arise. In the event we decide to purchase additional capital assets, we may, as demonstrated by our existing portfolio of assets, finance such purchases from internally generated funds or from outside borrowing which we believe would be readily available to us.

Recent Developments
-------------------

As discussed in the Taxation section of our Form 10-K for the year ended December 31, 2000 ("2000 10-K"), under the passive foreign investment company ("PFIC") rules, a United States shareowner of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL was "passive income," or if at least 50% of the average assets of OPL were to produce, or were held for the production of, "passive income". During the second quarter of 2000, as reported in the Taxation section of the 2000 10-K, OPL was advised by the IRS of the existence of an internal IRS memorandum that concludes, consistent with a 1999 United States Tax Court opinion involving UPS, that shipper's risk reinsurance premiums received by OPL were not income of OPL and that the associated investment income was not "active income" for purposes of the PFIC rules. The significance of the internal IRS memorandum recently became more uncertain, however, because the United States Court of Appeals for the Eleventh Circuit reversed the decision of the United States Tax Court in the UPS case during June 2001 and remanded the case to the Tax Court for further review. A Petition for Rehearing was filed with the Court of Appeals for the Eleventh Circuit in early August 2001, and it remains unclear how the issue ultimately will be resolved.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

  . our ability to replace, with profitable business, the revenues that we derived in the past from reinsurance of excess value package insurance associated with the business of UPS.
  . pricing pressure resulting from the competitive environment in which we operate
  . ability to collect reinsurance recoverables
  . the uncertainties of the reserving process
  . the occurrence of catastrophic events with a frequency or severity exceeding our estimates
  . loss of the services of any of the Company's executive officers
  . uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in certain jurisdictions) . losses due to interest rate fluctuations
  . volatility in global financial markets which has in recent periods significantly affected and may continue to significantly affect the value of our investment portfolio
  . the resolution of any pending or future tax assessments by the IRS against us
  . the resolution of other pending litigation
  . the impact of mergers and acquisitions
  . our ability to integrate new businesses and significant new staff with our existing operations.

We do not undertake to update these forward-looking statements in any manner.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Company's market risks in 2001.

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

See Notes 3 and 6 to the Financial Statements for discussions of current legal proceedings to which OPL are a party.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

a)  Exhibits:  None
    --------

b)  Reports on Form 8-K:  The Company filed reports on Form 8-K on June 28, 2001
    -------------------
and August 9, 2001, attaching letters to shareowners presenting summaries of the Company's first quarter 2001 results and second quarter 2001 results, respectively.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.



Date:  August 14, 2001           OVERSEAS PARTNERS LTD.



                                 By: /s/ Mary R. Hennessy
                                     -----------------------------------------
                                     Mary R. Hennessy
                                     Chief Executive Officer and President


                                 By: /s/ Mark R. Bridges
                                     ------------------------------------------
                                     Mark R. Bridges
                                     Chief Financial Officer and Executive
                                     Vice-President
                                     (Chief Accounting Officer)