Form 10-Q
period 2001-09-30
OVERSEAS PARTNERS LTD
filed 2001-11-14
CIK 740125

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10 - Q

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                               ---------------------


   For The Quarter Ended September 30, 2001      Commission file Number 0-11538
                         ------------------                             -------


                            Overseas Partners Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Islands of Bermuda                                      N/A
     --------------------------------                     --------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

           Cumberland House, One Victoria Street, Hamilton HM 11, Bermuda
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


     Registrant's telephone number, including area code (441) 295-0788
                                                         -------------------


         Mintflower Place, 8 Par-la-Ville Road, Hamilton HM08, Bermuda
         -------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                               119,093,921 Shares
                               ------------------
                         Outstanding at November 12, 2001

                          PART I, FINANCIAL INFORMATION

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                           September 30, 2001     December 31, 2000
                                                                           ------------------     -----------------
                                                                                (Unaudited)
                                                                                ----------
ASSETS:
Investments:
   Trading, at fair value-
       Debt securities (amortized cost 2001 - $nil, 2000 - $549,422)          $       --           $   539,302
       Equity securities (cost 2001 - $652,850, 2000 - $1,242,202)               654,907             1,525,453
   Available-for-sale, at fair value-
       Debt securities (amortized cost 2001 - $813,555, 2000 - $44,554)          821,349                44,620
       Equity securities (cost 2001 - $776,164, 2000 - $nil)                     654,748                    --
   Held-to-maturity, at amortized cost-
       Restricted investments (fair value 2001 - $295,462, 2000 - $285,067)      243,801               242,209
--------------------------------------------------------------------------------------------------------------
                                                                               2,374,805             2,351,584
Cash and cash equivalents                                                        183,422               515,159
Reinsurance balances receivable                                                  739,234               449,062
Funds withheld                                                                   197,200               189,933
Deferred acquisition costs                                                        73,347                53,075
Real estate and leasing:
  Operating lease with UPS                                                        94,527                96,335
  Finance lease                                                                   42,331                43,886
  Hotel                                                                          151,282               155,219
  Office buildings                                                               309,537               582,365
Other assets
  Goodwill                                                                         5,944                23,568
  Other                                                                          123,779               117,398
--------------------------------------------------------------------------------------------------------------
Total assets                                                                  $4,295,408            $4,577,584
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                              $1,728,023            $1,416,733
Unearned premiums                                                                407,087               301,572
Reinsurance balances payable                                                     161,716                77,088
Accounts payable and other accruals                                               35,720                57,428
Deferred income taxes                                                             15,851                 6,116
Short-term debt                                                                       --               135,000
Long-term debt                                                                   557,877               761,943
Minority interest                                                                 42,677                43,699
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                             $2,948,951            $2,799,579
--------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                         --                    --

Members' equity:
Preference Stock, par value $0.10 per share; authorized 200 million shares;
  none issued                                                                         --                    --
Common Stock, par value $0.10 per share; authorized 900 million shares;
  issued 127.5 million shares; outstanding 119,104,901 shares                     12,750                12,750
Contributed surplus                                                               37,650                39,991
Retained earnings                                                              1,569,681             1,850,577
Treasury stock (2001 - 8,395,099 shares, 2000 - 6,563,319 shares), at cost      (155,247)             (125,379)
Deferred compensation                                                             (3,736)                   --
Accumulated other comprehensive (loss) income                                   (114,641)                   66
--------------------------------------------------------------------------------------------------------------
Total members' equity                                                          1,346,457             1,778,005
--------------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                         $4,295,408            $4,577,584
--------------------------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                        Three Months Ended September 30,       Nine Months Ended September 30,
                                                        --------------------------------       -------------------------------
                                                                 2001             2000              2001             2000
                                                                 ----             ----              ----             ----
REVENUES:
Gross reinsurance premiums written                            $ 115,235       $   93,906         $ 635,515       $  558,409
Reinsurance premiums ceded                                      (54,894)          (8,198)          (81,898)         (51,974)
----------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums written                                     60,341           85,708           553,617          506,435
Change in unearned premiums                                      79,744           93,228          (107,884)         (35,065)
----------------------------------------------------------------------------------------------------------------------------
Reinsurance premiums earned                                     140,085          178,936           445,733          471,370
Commission and fee income                                           361            1,446             3,651            4,214
Operating lease with UPS                                          4,631            4,605            13,939           13,847
Finance lease                                                       857              907             2,599            2,746
Hotel                                                            21,046           28,554            71,780           79,819
Office buildings                                                 19,084           35,185            65,356          112,511
Gain on sales of real estate assets and PIP                          --           49,499            41,766           49,499
Interest                                                         15,657           15,959            46,450           46,474
Realized (loss) gain on trading and available-for-sale
 securities                                                      (1,008)          21,916           185,188           65,579
Unrealized loss on trading securities                           (46,799)         (60,485)         (271,236)        (133,970)
Amortization of fixed income securities                           1,611            3,691            10,456           11,055
Dividends                                                         3,018            2,558            12,608            8,545
---------------------------------------------------------------------------------------------------------------------------
                                                                158,543          282,771           628,290          731,689
---------------------------------------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                            226,285          148,755           477,944          836,202
Reinsurance commissions, taxes and other                         66,474           32,542           160,461          119,158
Depreciation expense                                              4,944            8,672            14,727           27,406
Real estate and leasing operating expenses                       25,434           38,614            87,997          114,835
Interest expense                                                 11,974           16,885            41,216           52,052
Minority interest in earnings                                     1,095            1,087             3,379            2,695
Investment expenses                                               1,446            1,509             4,542            4,192
Amortization of goodwill                                            127              746             1,228            2,239
Other operating expenses                                          3,819            3,779            11,158           10,335
---------------------------------------------------------------------------------------------------------------------------
                                                                341,598          252,589           802,652        1,169,114
---------------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes                              (183,055)          30,182          (174,362)        (437,425)
Income taxes                                                       (585)         (27,737)          (22,781)         (37,305)
----------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                             $(183,640)      $    2,445         $(197,143)      $ (474,730)
----------------------------------------------------------------------------------------------------------------------------



Basic and diluted net (loss) income per share                 $  (1.54)       $     0.02         $   (1.65)      $    (3.84)
---------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                   118,985          123,312           119,529          123,565
---------------------------------------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended Sept 30,         Nine Months Ended Sept 30,
                                                            ---------------------------         --------------------------
                                                                 2001             2000              2001             2000
                                                                 ----             ----              ----             ----

Net (loss) income                                             $(183,640)          $2,445         $(197,143)       $(474,730)

Other comprehensive loss:
Net unrealized holding losses on available-for-sale
  securities                                                    (57,740)              --           (76,730)              --
Less: reclassification adjustment for gains included in
  net income                                                     (1,349)              --           (36,958)              --
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss before income tax                      (59,089)              --          (113,688)              --

Income tax payable related to other comprehensive
  income items                                                   (1,672)              --            (1,019)              --
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                        (60,761)              --          (114,707)              --

---------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                   $(244,401)          $2,445         $(311,850)       $(474,730)
----------------------------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                  Nine Months Ended September 30, 2001 and 2000
                                 (In thousands)
                                   (Unaudited)

                                                                                                             Accumulated
                                                                                                                Other        Total
                     Preference   Common Stock     Treasury Stock        Deferred    Contributed  Retained  Comprehensive   Members'
                       Stock     Shares   Amount  Shares     Amount    Compensation    Surplus    Earnings   Income (Loss)  Equity
                     ----------  ------   ------  ------     ------    ------------  -----------  --------  --------------  --------
Balance,
 January 1, 2000      $   --   127,500  $12,750  (3,109)  $ (62,132)  $     --      $ 39,991   $2,556,774    $      --    $2,547,383

Net loss                  --        --       --      --          --         --            --     (474,730)          --     (474,730)

Purchase of
 treasury stock           --        --       --  (1,468)    (29,477)        --            --           --           --      (29,477)

Dividend declared
 ($1.20 per share)        --        --       --      --          --         --            --     (148,281)          --     (148,281)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 September 30, 2000   $   --   127,500  $12,750  (4,577) $  (91,609)  $     --      $ 39,991   $1,933,763    $      --   $1,894,895
------------------------------------------------------------------------------------------------------------------------------------


Balance,
 January 1, 2001      $   --   127,500  $12,750  (6,563)  $(125,379)  $     --      $ 39,991   $1,850,577    $      66   $1,778,005

Net loss                  --        --       --      --          --         --            --     (197,143)          --     (197,143)

Purchase of
 treasury stock           --        --       --  (2,279)    (38,732)        --            --           --           --      (38,732)

Treasury shares
 issued for
 restricted common
 stock compensation       --        --       --     447       8,864     (6,523)       (2,341)          --           --           --

Amortization of
 restricted common
 stock compensation       --        --       --      --          --      2,787            --           --           --        2,787

Dividend declared
 ($0.70 per share)        --        --       --      --          --         --            --      (83,753)          --      (83,753)

Net unrealized
 loss on
 available-
 for-sale
 securities,
 net of tax               --        --       --      --          --         --            --           --      (114,707)   (114,707)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 September 30, 2001   $   --   127,500  $12,750  (8,395)  $(155,247)  $ (3,736)    $ 37,650     $1,569,681    $(114,641) $1,346,457
------------------------------------------------------------------------------------------------------------------------------------


            See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (U.S.$ in thousands)
                                   (Unaudited)

                                                                                Nine Months Ended Sept 30,
                                                                                --------------------------
                                                                                  2001              2000
                                                                                  ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (197,143)        $(474,730)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Deferred income taxes                                                            8,716             4,539
  Depreciation expense                                                            14,727            27,406
  Minority interest in earnings                                                    3,379             2,695
  Realized gain on trading and available-for-sale securities                    (185,188)               --
  Unrealized loss on trading securities                                          271,236            68,391
  Amortization of fixed income securities                                        (10,456)          (11,055)
  Amortization of restricted common stock compensation                             2,787                --
  Gain on sales of real estate assets and PIP                                    (41,766)          (49,499)
  Other                                                                            2,010            (1,708)
Changes in assets and liabilities:
  Reinsurance receivables                                                       (290,172)         (240,138)
  Funds withheld                                                                  (7,267)               --
  Deferred acquisition costs                                                     (20,272)           21,669
  Other assets                                                                    (6,381)          (33,291)
  Accrued losses and loss expenses                                               311,290           597,728
  Unearned premiums                                                              105,515            45,496
  Reinsurance balances payable                                                    84,628            32,893
  Accounts payable and other accruals                                            (21,708)            6,972
Proceeds from sale of trading investments                                      2,706,052           822,696
Purchase of trading investments                                               (1,418,047)         (826,278)
----------------------------------------------------------------------------------------------------------
Net cash flow provided (used) by operating activities                          1,311,940            (6,214)
----------------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments           1,248,099                --
Purchase of available-for-sale investments                                    (2,758,102)               --
Proceeds from maturity of restricted investments                                  11,270            10,673
Purchase of restricted investments                                                (1,773)           (3,348)
Net proceeds from sales of real estate assets and PIP                            126,918           123,224
Additions to real estate and leasing assets                                       (2,484)          (15,035)
----------------------------------------------------------------------------------------------------------
Net cash flow (used) generated by investing activities                        (1,376,072)          115,514
----------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                                      (38,732)          (29,477)
Repayment of debt                                                               (140,719)           (7,534)
Distributions to minority interest                                                (4,401)           (3,257)
Dividends paid                                                                   (83,753)         (148,281)
----------------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                                      (267,605)         (188,549)
----------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                       (331,737)          (79,249)

Cash and cash equivalents:
Beginning of period                                                              515,159           450,336
----------------------------------------------------------------------------------------------------------
End of period                                                                 $  183,422         $ 371,087
----------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
 Cash paid during the period:
    U.S. income taxes                                                         $   20,989         $  24,484
    Interest                                                                  $   33,959         $  46,783
 Assignment of debt in partial consideration for sale of office building      $  198,389         $  94,473
----------------------------------------------------------------------------------------------------------

           See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

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

The results of operations for the three and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

Except as described in Note 1, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, with limited exceptions for combinations initiated prior to July 1, 2001. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for any business combinations completed after June 30, 2001. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company will adopt this standard effective January 1, 2002 and does not believe the impact on its financial statements will be material.

During the three months ended September 30, 2001 the Company issued 446,749 Restricted Stock Grants, at fair values of between $14.50 and $17.00 per share, under the 2000 OPL Incentive Compensation Plan (the "Plan"). Under the Plan grants generally vest over a three-year period from the date of grant. These shares contain restrictions relating to forfeiture in the event of termination of employment and transferability. As the stock is issued, deferred compensation equivalent to the fair market value of the Restricted Stock Grants on the date of the grant is charged to members' equity and subsequently amortized over the period that the service is provided.

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

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

4.   BUSINESS SEGMENTS
     -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through U.S. subsidiaries) and includes accident & health, agricultural, aviation, casualty, finite risk, professional liability, property, property catastrophe and workers' compensation business. Real estate and leasing activities are owned and managed through U.S. subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the three and nine month periods ended September 30, 2001 and 2000. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three and nine month periods ended September 30, 2001 and 2000.

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

                                                  Three months ended September 30,    Nine months ended September 30,
-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                           2001                 2000               2001            2000
-------------------------------------------------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                                $  140,085           $  178,936            $ 445,733          $ 471,370
  Commission and fee income                             361                1,446                3,651              4,214
  Gain on sale of PIP                                    --                   --                5,964                 --
  Investment loss                                   (30,541)             (32,650)             (31,400)           (39,260)
-------------------------------------------------------------------------------------------------------------------------
                                                    109,905              147,732              423,948            436,324
-------------------------------------------------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                                            45,618               69,251              153,674            208,923
  Gain on sale of assets                                 --               49,499               35,802             49,499
  Investment income                                   3,020               16,289               14,866             36,943
-------------------------------------------------------------------------------------------------------------------------
                                                     48,638              135,039              204,342            295,365
-------------------------------------------------------------------------------------------------------------------------
Consolidated                                        158,543              282,771              628,290            731,689
-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                        (184,300)             (35,074)            (218,999)          (523,228)
Real estate and leasing                               5,191               69,781               57,023             98,377
Other operating expenses                             (3,946)              (4,525)             (12,386)           (12,574)
-------------------------------------------------------------------------------------------------------------------------
Consolidated                                      $(183,055)             $30,182            $(174,362)         $(437,425)
-------------------------------------------------------------------------------------------------------------------------


                                                September 30,      December 31,
--------------------------------------------------------------------------------
(In thousands)                                      2001              2000
                                                                    (Audited)
--------------------------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments                           $2,221,177           $2,486,330
  Other                                           1,154,518              792,508
--------------------------------------------------------------------------------
                                                  3,375,695            3,278,838
--------------------------------------------------------------------------------
Real estate and leasing
  Cash and investments                              337,050              380,413
  Other                                             638,098              918,333
--------------------------------------------------------------------------------
                                                    975,148            1,298,746
--------------------------------------------------------------------------------
Consolidated                                     $4,350,843           $4,577,584
--------------------------------------------------------------------------------

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER, 30 2001
                                   (Unaudited)

4.   BUSINESS SEGMENTS (continued)
     -----------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 75% of reinsurance revenues were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. All of the Company's leasing and real estate revenues are generated in the United States. For 2001 and 2000, all of the Company's long-lived assets were located in the United States.

OPL earned premiums of $4.7 million and $12.8 million for the three months ended September 30, 2001 and 2000, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance Company, for employees of United Parcel Service of America, Inc. (UPS) located in the United States. OPL earned premiums of $14.0 million and $40.9 million for the nine months ended September 30, 2001 and 2000, respectively for the reinsurance of this workers' compensation insurance.

OPL's real estate and leasing segment includes a data processing facility leased to a UPS subsidiary. Total rent from the facility lease was $4.6 million for each of the three months periods ended September 30, 2001 and 2000. Total rent from the facility lease was $13.9 million and $13.8 million for the nine months ended September 30, 2001 and 2000, respectively.

5.   STATUTORY FINANCIAL INFORMATION
     -------------------------------

The Company and its reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations require OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin and a liquidity ratio. For the nine months ended September 30, 2001 and 2000, each of the Bermuda based reinsurance companies met these requirements. The Company's ability to pay dividends to shareowners is not currently affected by these requirements. OPL's U.S. based reinsurance subsidiary, OPUS Re, is subject to regulations that include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareowners without prior approval of the insurance regulatory authorities.

6.   CONTINGENCIES
     -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit and remanded to the Tax Court for further consideration. A Petition for Rehearing that was filed with the Court of Appeals for the Eleventh Circuit in early August 2001 was denied. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          (Transacted in U.S. Dollars)

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 and 2000
----------------------------------------------

Reinsurance:
------------

(In thousands)                                              2001                 2000
----------------------------------------------------------------------------------------
Gross premiums written                                 $ 115,235            $  93,906
Premiums ceded                                           (54,894)              (8,198)
----------------------------------------------------------------------------------------
Net premiums written                                      60,341               85,708
Change in unearned premiums                               79,744               93,228
----------------------------------------------------------------------------------------
Premiums earned                                          140,085              178,936
Commission and fee income                                    361                1,446
----------------------------------------------------------------------------------------
                                                         140,446              180,382
----------------------------------------------------------------------------------------
Losses and loss expenses                                (226,285)            (148,755)
Commissions, taxes and underwriting expenses             (66,474)             (32,542)
----------------------------------------------------------------------------------------
                                                        (292,759)            (181,297)
----------------------------------------------------------------------------------------
Underwriting loss                                       (152,313)                (915)
----------------------------------------------------------------------------------------

Investment loss                                          (31,987)             (34,159)

----------------------------------------------------------------------------------------
Reinsurance loss                                       $(184,300)           $ (35,074)
========================================================================================

Underwriting

Gross premiums written for the three months ended September 30, 2001 reflect $58.1 million of new business and $62.3 million of renewals compared with $113.0 million and $3.0 million, respectively, for the same period in the prior year. Gross premiums written for the three months ended September 30, 2001 also reflect a decrease in premium estimates for prior years of approximately $5.2 million compared with $22.1 million for the same period in 2000. New business for the three months ended September 30, 2001 included $23.5 million in finite risk contracts as well as $34.7 million of gross premiums written by our subsidiary, OPUS Re.

Our property catastrophe business generated gross written premiums of $21.0 million during the three months ended September 30, 2001 compared with $27.6 million during the same period in the prior year. We have exposure to earthquakes, hurricanes, storms and other catastrophic events, all of which are managed through the use of underwriting controls and occurrence caps as well as modeling, monitoring and managing accumulations of potential losses. We also use retrocessional programs to limit net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity in nature, which may result in volatility in our future financial results. As demonstrated by the events of September 11, 2001, our other lines of business can also be exposed to catastrophic events. We manage our aviation exposures by writing a diversified portfolio of business and purchasing excess of loss reinsurance protection to cover an aggregation of claims. However, much of our excess of loss reinsurance protection limits have been exhausted by the effects of the losses due to the events of September 11, 2001. Replacement reinsurance is not readily available at this time.

Commission and fee income decreased to $0.4 million for the three months ended September 30, 2001 compared with $1.4 million for the corresponding period in 2000. This decrease is due to the sale of Parcel Insurance Plan, Inc. (PIP) in May 2001. This was partially offset by the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

Included within the results for the three months ended September 30, 2001 are estimated losses incurred as a result of the terrorist attacks that occurred on September 11, 2001 at the World Trade Center and other locations within the United States. Losses incurred are net of reinsurance recoverables of $176.7 million. The estimated loss is made up as follows:

(In thousands)
---------------------------------------------------------------------
Reinstatement premiums ceded                           $ (46,394)
Losses and loss expenses incurred                        (73,606)
Provision for non-collectible reinsurance                (10,000)
---------------------------------------------------------------------
                                                        (130,000)
=====================================================================

The estimated incurred losses of $130.0 million due to the terrorist attacks emanated from three major sources:

 . $73.5 million relating to aviation business written in 1999, 2000 and 2001,

 . $28.2 million arising from on-going business, including our accident & health, finite risk and property catastrophe business,

 . $28.3 million from several discontinued contracts that were written on a multi year basis and will expire by the end of 2001.

------------

For the three months ended September 30, 2001 premiums ceded increased by $46.7 million compared to the corresponding period in the prior year. This increase was primarily due to $43.4 million for the cost of reinstatement premiums in respect of the utilization of our per occurrence aviation excess of loss covers following the terrorist attacks of September 11, 2001. A further $3 million of the increase relates to expected reinstatement premiums on the accident & health and property programs that we also expect to be impacted by the losses of September 11, 2001. The cost of the reinstatement premiums was the main factor in the decrease in net premiums earned to $140.1 million for the three months ended September 30, 2001 compared to $178.9 million for the same period in 2000.

Following the terrorist attacks of September 11, 2001 we conducted a thorough review of the claims paying ability of our reinsurers and cedants and subsequently made a provision for non-collectible reinsurance receivables of $10 million.

Commissions, taxes and underwriting expenses for the three months ended September 30, 2001 increased by $33.9 million over the same period in the prior year. This increase was mainly due to profit commissions due on our property catastrophe business written in 2000 and on one of our new finite risk deals.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 208.9 % for the three months ended September 30, 2001 and we experienced a net underwriting loss of $152.3 million. The underwriting loss and combined ratio for the three months ended September 30, 2001 were affected by the following factors:

    . The impact of the terrorist attacks of September 11, 2001 on several lines of our business, resulting in estimated losses of $130.0 million,

    . An increase in overhead of approximately $3.8 million following the acquisition of OPUS Re in October 2000 and the hiring of a team of finite risk underwriters in November 2000,

    . Underwriting losses on premiums earned during 2001 but written in prior years.

The combined ratio for the three months ended September 30, 2000 was 101.3% and we experienced a net underwriting loss of $0.9 million.

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

Reinsurance Investment Loss

                                                               Other
                                                       Comprehensive
                                     Income (Loss)     (Loss) Income      Total Return    (Loss) Income
(In thousands)                                2001              2001              2001             2000
-------------------------------------------------------------------------------------------------------
U.S. equities                             $    173         $(101,972)        $(101,799)        $ (5,468)
Emerging market equities                   (38,679)               --           (38,679)         (27,952)
Fixed income                                12,087            41,072            53,159          (14,906)
Multi-manager funds                         (5,717)               --            (5,717)          11,469
Other                                        1,595               139             1,734            4,207
Expenses                                    (1,446)               --            (1,446)          (1,509)
-------------------------------------------------------------------------------------------------------
                                          $(31,987)        $ (60,761)        $ (92,748)        $(34,159)
=======================================================================================================

The Company's reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members' equity as other comprehensive income.

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

In an environment of slowing global economies and, to a lesser extent, increased uncertainty since September 11, 2001, our reinsurance investment portfolio generated a loss of $92.7 million for the three months ended September 30, 2001. This consisted of losses of $32.0 million that were recorded in income and net unrealized losses of $60.8 million that were recorded in other comprehensive income compared to a loss of $34.2 million for the same period in 2000, all of which was recorded in net income. During the three months ended September 30, 2000 there were no unrealized gains and losses recorded in other comprehensive income as our U.S. S&P 500 equity based portfolios and our global bond portfolios held during that period were trading investments.

For the three months ended September 30, 2001 our U.S. equity portfolios, which closely track the S&P 500 index, generated a loss of 13.4%, or $101.8 million, of which a $0.2 million gain was recorded in income and $102.0 million of net unrealized losses were recorded in other comprehensive income compared to a loss of 0.7%, or $5.5 million, for the same period in 2000. For the three months ended September 30, 2001 our fixed income portfolios generated a return of 5.8%, or $53.2 million, consisting of $12.1 million that was recorded in income and $41.1 million of net unrealized gains that were recorded in other comprehensive income, compared to net losses of $14.9 million, or 2.3%, for the same period in 2000.

Our emerging markets equity portfolio lost 22.6% for the quarter ended September 30, 2001, or $38.7 million, compared to a loss of $28.0 million, or 12.7% for the same period in 2000. Our multi-manager funds, which are primarily a combination of fixed income strategies, lost $5.7 million for the quarter ended September 30, 2001 compared to gains of $11.5 million for the same period in 2000. Cash and cash equivalents earned 1.3% for the three months ended September 30, 2001 compared to 1.8% for the same period in 2000.

Real Estate and Leasing:
------------------------

(In thousands)                                              2001                 2000
----------------------------------------------------------------------------------------
REVENUE:
Office buildings                                        $ 19,084             $ 35,185
Hotel                                                     21,046               28,554
Leasing                                                    5,488                5,512
Gain on sale of assets                                        --               49,499
----------------------------------------------------------------------------------------
                                                          45,618              118,750
----------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                       (25,434)             (38,614)
Interest expense                                         (11,974)             (16,885)
Depreciation                                              (4,944)              (8,672)
Minority interest in earnings                             (1,095)              (1,087)
----------------------------------------------------------------------------------------
                                                         (43,447)             (65,258)
----------------------------------------------------------------------------------------
Operating income                                           2,171               53,492
----------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                 (1,610)              10,386
Other                                                      4,630                5,903
----------------------------------------------------------------------------------------
Investment income                                          3,020               16,289
----------------------------------------------------------------------------------------

Real estate and leasing income                          $  5,191             $ 69,781
========================================================================================

During the three months ended September 30, 2001 office building revenue decreased by $16.1 million and the hotel revenue decreased by $7.5 million when compared to the same period in 2000. The office buildings decrease was primarily due to the sales of 333 West Wacker and One Buckhead Plaza in August 2000, Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. The hotel revenue decrease was due to a decrease in the room occupancy compared to the same period in 2000. Due to the U.S. economic downturn, room occupancy prior to the terrorist attacks of September 11, 2001 was lower than for the same period in 2000. Since the terrorist attacks room occupancy has decreased further. These low occupancies are likely to continue into the fourth quarter of 2001. Leasing revenue for the three months ended September 30, 2001 is consistent with the same period last year.

During the three months ended September 30, 2000 there was a gain of $49.5 million on the sale of assets. This was due to the sale of two properties in August 2000. We sold 333 West Wacker for net proceeds of $76.1 million which resulted in a pre-tax gain on sale of $25.2 million and One Buckhead Plaza for net proceeds of $47.1 million which resulted in a pre-tax gain on sale of $24.3 million. The proceeds from the sale of these properties were re-deployed into our reinsurance segment.

Operating expenses, interest expense and depreciation all decreased during the three months ended September 30, 2001 when compared to the same period in 2000. The respective decreases of $13.2 million, $4.9 million and $3.7 million all primarily related to the sales of the four office buildings.

Investment income decreased by $13.3 million from the same period in 2000 primarily as a result of a $12.0 million decrease in the income from the real estate investment trusts. During the three months ended September 30, 2001 we held 1.3 million shares in these trusts compared to 2.9 million shares during the three months ended September 30, 2000. The value of these trusts at September 30, 2001 was $25.4 million compared to $81.0 million at September 30, 2000.

Net (Loss) Income:
------------------

(In thousands)                                              2001                2000
----------------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                            $(184,300)           $(35,074)
Real estate and leasing                                    5,191              69,781
Other operating expenses                                  (3,946)             (4,525)
----------------------------------------------------------------------------------------
Consolidated net (loss) income before taxes             (183,055)             30,182
Income taxes                                                (585)            (27,737)
----------------------------------------------------------------------------------------
Net (loss) income                                      $(183,640)           $  2,445
----------------------------------------------------------------------------------------

Net loss for the three months ended September 30, 2001 was $183.6 million compared to net income of $2.4 million for the same period in 2000, a decrease of $186.1 million. This decrease was primarily due to underwriting losses incurred as a result of the terrorist attacks on September 11, 2001 and the gain on sales of two office buildings in August 2000. The tax charge for the three months ended September 30, 2001 was $0.6 million compared to $27.7 million for the same period in 2000. This decrease of $27.2 million was primarily due to the reduction in real estate and leasing income for the three months ended September 30, 2001 compared to the same period in 2000. Net loss per share was $1.54 compared to net income per share of $0.02 for the same period in 2000.

Nine Months Ended September 30, 2001 and 2000
---------------------------------------------

Reinsurance:
-----------

(In thousands)                                              2001                 2000
----------------------------------------------------------------------------------------
Gross premiums written                                 $ 635,515            $ 558,409
Premiums ceded                                           (81,898)             (51,974)
----------------------------------------------------------------------------------------
Net premiums written                                     553,617              506,435
Change in unearned premiums                             (107,884)             (35,065)
----------------------------------------------------------------------------------------
Premiums earned                                          445,733              471,370
Commission and fee income                                  3,651                4,214
----------------------------------------------------------------------------------------
                                                         449,384              475,584
----------------------------------------------------------------------------------------
Losses and loss expenses                                (477,944)            (836,202)
Commissions, taxes and underwriting expenses            (160,461)            (119,158)
----------------------------------------------------------------------------------------
                                                        (638,405)            (955,360)
----------------------------------------------------------------------------------------
Underwriting loss                                       (189,021)            (479,776)
----------------------------------------------------------------------------------------

Investment loss                                          (35,942)             (43,452)

Gain on sale of PIP                                        5,964                   --
----------------------------------------------------------------------------------------
Reinsurance loss                                       $(218,999)           $(523,228)
========================================================================================

Underwriting

During the nine months ended September 30, 2001, the Company continued with its transformation into a specialty reinsurance company, focusing on a small number of specialized products. Gross premiums written for the nine months ended September 30, 2001 reflect $274.2 million of new business and $402.1 million of renewals compared with $257.6 million and $311.3 million, respectively, for the same period in the prior year. Gross premiums written for the nine months ended September 30, 2001 also reflect a decrease in premium estimates for prior years of approximately $40.8 million compared with $10.5 million for the same period in 2000.

Gross reinsurance premiums written increased by $77.1 million for the nine months ended September 30, 2001 compared with the same period in the prior year. The increase reflects $152.3 million of gross premiums written by our new subsidiary, OPUS Re, and $149.7 million of premiums written by our new finite risk division, of which $66.5 million was new business, offset by a number of programs which we did not renew in 2001 and adjustments to premium estimates on prior year programs that did not generate the volume of premium originally expected.

For the nine months ended September 30, 2001 gross premiums written for our accident & health line of business increased by $17.0 million compared with the same period in the prior year, primarily as a result of $21.5 million of new business written and an increase in premium volume of approximately $14 million on programs that we renewed in 2001. We declined to renew a number of programs as the premium rates did not meet our return requirements. The programs which we declined to renew contributed $26.1 million towards gross premiums written during the nine months to September 30, 2000.

We also declined to renew several auto, aviation, financial, marine and multi line programs which contributed approximately $134.5 million in gross written premiums in 2000. Premiums attributable to our non-catastrophe property business have decreased by $36.5 million for the nine months ended September 30, 2001 compared with the same period for the prior year, primarily as a result of the non-renewal of several programs and the return of premium on one account cancelled on a cut off basis. The programs which we declined to renew contributed $28.4 million towards gross premiums written during the nine months to September 30, 2000.

Our property catastrophe business generated premiums written of $84.5 million for the nine months ended September 30, 2001 compared with $79.8 million for the same period in the prior year. We have exposure to earthquakes, hurricanes, storms and other catastrophic events, all of which are managed through the use of underwriting controls and occurrence caps as well as modeling, monitoring and managing accumulations of potential losses. We also use retrocessional programs to limit net losses from catastrophes. However, property catastrophe loss experience is generally characterized as low frequency but high severity in nature, which may result in volatility in our future financial results. For the nine months ended September 30, 2001 $27.9 million of premiums ceded relates to reinsurance of our property catastrophe business where we cede a proportion of the business and have also entered into an excess of loss contract.

For the nine months ended September 30, 2001 premiums ceded increased by $29.9 million compared to the corresponding period in the prior year. This increase was primarily due to $43.4 million for the cost of reinstatement premiums in respect of the utilization of our per occurrence aviation excess of loss covers following the terrorist attacks of September 11, 2001. A further $3 million of the increase relates to expected reinstatement premiums on the accident & health and property programs that we also expect to be impacted by the losses of September 11, 2001. The cost of the reinstatement premiums was the main factor in the decrease in net premiums earned to $445.7 million for the nine months ended September 30, 2001 compared to $471.4 million for the same period in 2000.

------------

Commission and fee income decreased to $3.6 million for the nine months ended September 30, 2001 compared with $4.2 million for the corresponding period in 2000. This decrease is due to the sale of PIP in May 2001. This was partially offset by $1.8 million in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

Commissions, taxes and underwriting expenses for the nine months ended September 30, 2001 increased by $41.3 million over the same period in the prior year. This increase was mainly due to profit commissions due on our property catastrophe business written in 2000 and on one of our new finite risk deals.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 143.2% for the nine months ended September 30, 2001 and we experienced a net underwriting loss of $189.0 million. The combined ratio for the nine months ended September 30, 2001 was affected by the following factors:

    . The impact of the terrorist attacks of September 11, 2001 on several lines of our business, resulting in estimated losses of $130.0 million,

    . An increase in overhead of approximately $13.3 million following the acquisition of OPUS Re and the hiring of a team of finite risk underwriters in November 2000,

    . Underwriting losses on premiums earned during 2001 but written in prior years.

The combined ratio for the nine months ended September 30, 2000 was 202.7% and we experienced a net underwriting loss of $479.8 million. The significant contributor to the loss in the nine months ended September 30, 2000 was reserve strengthening adjustments of $460 million, related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999.

Reinsurance Investment Loss

                                                               Other
                                                       Comprehensive
                                     (Loss) Income     (Loss) Income      Total Return    (Loss) Income
(In thousands)                                2001              2001              2001             2000
-------------------------------------------------------------------------------------------------------
  U.S. equities                           $(27,880)        $(121,417)        $(149,297)        $(16,921)
  Emerging market equities                 (35,549)               --           (35,549)         (47,272)
  Fixed income                              26,558             6,847            33,405          (12,016)
  Multi-manager funds                         (817)               --              (817)          24,855
  Other                                      6,288              (137)            6,151           12,094
  Expenses                                  (4,542)               --            (4,542)          (4,192)
-------------------------------------------------------------------------------------------------------
                                          $(35,942)        $(114,707)        $(150,649)        $(43,452)
=======================================================================================================

In an environment of slowing global economies and, to a lesser extent, increased uncertainty since September 11, 2001, our reinsurance portfolio generated a loss of $150.6 million, for the nine months ended September 30, 2001, of which a loss of $35.9 million was recorded in income and an unrealized loss of $114.7 million was recorded in other comprehensive income compared to a loss of $43.5 million for the same period in 2000, all of which was recorded in net income.

For the nine months ended September 30, 2001 our U.S. equity portfolios which closely track the S&P 500 index, have generated a loss of 18.5%, or $149.3 million, consisting of a loss of $27.9 million that was recorded in income and net unrealized losses of $121.4 million that were recorded in other comprehensive income compared to a loss of 1.1%, or $16.9 million, for the same period in 2000. For the nine months ended September 30, 2001 our fixed income portfolios have generated a gain of 3.9%, or $33.4 million, consisting of $26.6 million that was recorded in income and net unrealized gains of $6.8 million that were recorded in other comprehensive income, compared to a loss of $12.0 million, or 2.3%, for the same period in 2000. During the nine months ended September 30, 2000 there were no unrealized gains or losses recorded in other comprehensive income as our U.S. S&P 500 equity and fixed income portfolios held during that period were trading investments.

Our emerging markets equity portfolio lost 21.1% for the nine months ended September 30, 2001, or $35.5 million, as compared to a loss of $47.3 million, or 19.8% for the same period in 2000. Our multi-manager funds, which are primarily a combination of fixed income strategies, lost $0.8 million for the nine months ended September 30, 2001 compared to a gain of $24.9 million for the same period in 2000. Cash and cash equivalents earned 3.9% for the nine months ended September 30, 2001 compared to 5.0% for the same period in 2000.

Real Estate and Leasing:
------------------------

(In thousands)                                              2001                 2000
----------------------------------------------------------------------------------------
REVENUE:
Office buildings                                       $  65,356            $ 112,511
Hotel                                                     71,780               79,819
Leasing                                                   16,538               16,593
Gain on sale of assets                                    35,802               49,499
----------------------------------------------------------------------------------------
                                                         189,476              258,422
----------------------------------------------------------------------------------------
EXPENSES:
Operating expenses                                       (87,997)            (114,835)
Interest expense                                         (41,216)             (52,052)
Depreciation                                             (14,727)             (27,406)
Minority interest in earnings                             (3,379)              (2,695)
----------------------------------------------------------------------------------------
                                                        (147,319)            (196,988)
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Operating income                                          42,157               61,434
----------------------------------------------------------------------------------------

Investment income:
Real estate investment trust certificates                    775               21,158
Other                                                     14,091               15,785
----------------------------------------------------------------------------------------
Investment income                                         14,866               36,943
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
Real estate and leasing income                         $  57,023            $  98,377
========================================================================================

Office building revenue decreased by $47.2 million for the nine months ended September 30, 2001 when compared to the same period in 2000. This was primarily due to the sales of 333 West Wacker and One Buckhead Plaza in August 2000, Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Hotel revenue decreased by $8.0 million due to a decrease in room occupancy when compared to the same period in 2000. Due to the U.S. economic downturn, room occupancy prior to the terrorist attacks of September 11, 2001 was lower than for the same period in 2000. Since the terrorist attacks room occupancy has decreased further. These low occupancies are likely to continue into the fourth quarter of 2001. Leasing revenue for the nine months ended September 30, 2001 is consistent with the same period last year.

The $35.8 million gain on the sale of assets for the nine months ended September 30, 2001 relates primarily to the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Madison Plaza was sold for net cash proceeds of $30.5 million and the pre-tax gain on sale was $4.7 million. However, this gain was net of an impairment expense recorded in 2000. The Atlanta Financial Center was sold for net cash proceeds of $72.8 million. The purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

During the nine months ended September 30, 2000 there was a gain of $49.5 million on the sale of assets. This was due to the sale of two properties in August 2000. We sold 333 West Wacker for net proceeds of $76.1 million which resulted in a pre-tax gain on sale of $25.2 million and One Buckhead Plaza for net proceeds of $47.1 million which resulted in a pre-tax gain on sale of $24.3 million.

We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The net proceeds from the sale of properties will be re-deployed into our reinsurance segment. However there can be no assurances that these sales will occur in the short-term.

Operating expenses and depreciation have decreased by $26.8 million and $12.7 million, respectively, both of which were primarily due to the sales of the four office buildings. Interest expense has decreased by $10.8 million from the same period in 2000 due to the sales of the four office buildings, partially offset by $2.1 million of interest expense paid between January 2001 and April 2001 which related to short-term debt that was obtained to provide temporary working capital.

Investment income decreased by $22.1 million from the same period in 2000 primarily as a result of a $20.4 million decrease in the income from the real estate investment trusts. This decrease was partially due to the sale of 1.0 million shares in December 2000 and 0.6 million shares in June 2001. The value of these trusts at September 30, 2001 was $25.4 million compared to $81.0 million at September 30, 2000.

Real estate and leasing income for the nine months ended September 30, 2001 decreased by $41.4 million when compared to the same period in 2000. This was due to larger gains on the sale of the two properties during 2000 than the two properties sold in 2001 and the reduced income in 2001 as a result of selling four properties and the reduction in investment income.

Net Loss:
---------

(In thousands)                                              2001                2000
---------------------------------------------------------------------------------------
NET LOSS BEFORE TAXES
Reinsurance                                            $(218,999)          $(523,228)
Real estate and leasing                                   57,023              98,377
Other operating expenses                                 (12,386)            (12,574)
----------------------------------------------------------------------------------------
Consolidated net loss before taxes                      (174,362)           (437,425)
Income taxes                                             (22,781)            (37,305)
----------------------------------------------------------------------------------------
Net loss                                               $(197,143)          $(474,730)
----------------------------------------------------------------------------------------

Net loss for the nine months ended September 30, 2001 was $197.1 million compared to a net loss of $474.7 million for the same period in 2000, a decrease in loss of $277.6 million. This decrease in loss was primarily due to the $460 million reserve strengthening during 2000, offset by the underwriting losses incurred as a result of the terrorist attacks on September 11, 2001 and a reduction in income from the real estate & leasing segment. For the nine months ended September 30, 2001 the income tax charge was $22.8 million compared to $37.3 million for the same period in 2000. This decrease of $14.5 million was primarily due to the reduction in real estate and leasing income for the nine months ended September 30, 2001 compared to the same period in 2000. Net loss per share was $1.65 for the nine months ended September 30, 2001 compared to $3.84 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

(In thousands)                                               2001               2000
----------------------------------------------------------------------------------------
CASH FLOWS
Operating activities                                  $ 1,311,940          $  (6,214)
Investing activities                                   (1,376,072)           115,514
Financing activities                                     (267,605)          (188,549)
----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents             $  (331,737)         $ (79,249)
----------------------------------------------------------------------------------------

Operating activities

Reinsurance operations used $32.9 million for the nine months ended September 30, 2001 compared to using $51.7 million for the same period in 2000, due to the timing of premium receipts and the payment of claims.

During the nine months ended September 30, 2001 reinsurance receivables increased due to an increase in losses recoverable from reinsurers of $134.0 million, (primarily as a result of the terrorist attacks of September 11, 2001), and also due to new business written. During the nine months ended September 30, 2001 reinsurance balances payable increased by $84.6 million primarily as a result of profit commissions payable and deposit liabilities associated with our new finite risk division.

Real estate operations generated $14.2 million for the nine months ended September 30, 2001 compared to generating $31.6 million for the same period in 2000. The reduction was primarily due to reduced cashflows following the sales of the four office buildings and increased payments of tax relating to these sales.

During the nine months ended September 30, 2001 we purchased $2,706.0 million of investments and sold $1,418.0 million of investments in our trading portfolio compared to $826.3 million and $822.7 million, respectively, for the same period in 2000. These cashflows were primarily as a result of selling our U.S. S&P 500 equity based and our global bond portfolios during March 2001. Following the sale of our U.S. S&P 500 equity based portfolio we purchased Standard & Poor's Depositary Receipts (`SPDRs') to mitigate our exposure to market risk. The SPDRs were sold to finance the purchase of available-for-sale securities.

Property catastrophe business, written by our subsidiary, Overseas Partners Cat Ltd. has loss experience characterized as low frequency and high severity. This may result in volatility in both the Company's results and operational cash flows. Property catastrophe losses are generally notified and paid within a short period of time from the covered event.

Investing activities

During the nine months ended September 30, 2001 we have purchased $2,758.1 million and sold $1,248.1 million of investments as we continue to realign our available-for-sale portfolios.

During the nine months ending September 30, 2001 our real estate investing activities produced net cash inflow of $104.6 million. This primarily consisted of $30.5 from the sale of Madison Plaza and $72.8 from the sale of the Atlanta Financial Center. The purchasers of both properties assumed the associated existing debt of $122.2 million and $76.2 million, respectively. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. The net proceeds from the sale of properties will be re-deployed into our reinsurance segment.

Our reinsurance investing activities produced net cash inflow of $22.4 million following the sale of our independent insurance agent PIP.

Financing activities

During the nine months ended September 30, 2001 the Company repaid $135.0 million of unsecured short-term debt primarily with the net proceeds from the sales of Madison Plaza and the Atlanta Financial Center.

On March 8, 2001, we paid a dividend of $0.45 per share resulting in a cash outflow of $54.1 million, compared to a dividend of $0.60 per share totaling $74.2 million paid in March 2000. On August 22, 2001, we paid a dividend of $0.25 per share resulting in a cash outflow of $29.7 million, compared to a dividend of $0.60 per share totaling $74.1 million paid in August 2000.

During the nine months ended September 30, 2001 we purchased $38.7 million of shares from our shareowners compared to $29.5 million for the same period in 2000.

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

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company's Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company's customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. This decision will be re-evaluated at future Board meetings, giving due consideration to relevant capital levels, operating performance, cash flows and future needs.

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

Sources of capital and liquidity

OPL's U.S. based reinsurance subsidiary, OPUS Re, is subject to regulations that include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareowners without prior approval of the insurance regulatory authorities. Any dividends or other distributions from OPUS Re to OPL via OPUS Re's holding company would be subject to 30% withholding taxes. We believe that these restrictions do not have a significant impact on OPL's liquidity.

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

Recent Developments
-------------------

As discussed in the Taxation section of our Form 10-K for the year ended December 31, 2000 ("2000 10-K"), under the passive foreign investment company ("PFIC") rules, a United States shareowner of OPL would be subject to rules designed to approximate current taxation of the earnings of OPL if at least 75% of the gross income of OPL was "passive income," or if at least 50% of the average assets of OPL were to produce, or were held for the production of, "passive income". During the second quarter of 2000, as reported in the Taxation section of the 2000 10-K, OPL was advised by the IRS of the existence of an internal IRS memorandum that concludes, consistent with a 1999 United States Tax Court opinion involving UPS, that shipper's risk reinsurance premiums received by OPL were not income of OPL and that the associated investment income was not "active income" for purposes of the PFIC rules. The significance of the internal IRS memorandum recently became more uncertain, however, because the United States Court of Appeals for the Eleventh Circuit reversed the decision of the United States Tax Court in the UPS case during June 2001 and remanded the case to the Tax Court for further review. A Petition for Rehearing was filed with the Court of Appeals for the Eleventh Circuit in early August 2001 but was denied during September. The IRS has until mid-December 2001 to petition the U.S. Supreme Court for review, and it remains unclear how the issue ultimately will be resolved.

On November 7, 2001 A.M. Best reaffirmed the Company's rating as A (Excellent). We believe that the "Excellent" rating reflects the Company's strong capitalization, improved operating fundamentals and strengthened management team.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

 .    pricing pressure resulting from the competitive environment in which we operate

 .    the uncertainties of the reserving process

 .    the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001

 .    our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

 .    the likelihood of decreased real estate operating income and the impact on our ability to sell our remaining real estate assets following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

 .    the occurrence of catastrophic events with a frequency or severity exceeding our estimates

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

 .    volatility in global financial markets which could affect our investment portfolio

 .    the resolution of any pending or future tax assessments by the IRS against us

 .    the resolution of other pending litigation

 .    the impact of mergers and acquisitions

 .    our ability to integrate new businesses and significant new staff with our existing operations

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

                    OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                          PART II, OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

See Notes 3 and 6 to the Financial Statements for discussions of current legal proceedings to which OPL is a party.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The Annual General Meeting of Shareowners of Overseas Partners Ltd. (the "Company") was held on August 8, 2001 at its corporate office in Hamilton, Bermuda. The notice of the Annual General Meeting and Proxy Statement were mailed on or about July 1, 2001 to shareowners of record as of May 30, 2001.

At the Annual Meeting, each of the directors nominated by the Board for election, Messrs. Clanin, Davis, Pyne and Rance and Ms. Mary R. Hennessy were elected to one (1) year terms by the shareowners.

                           SHARES            SHARES                                TOTAL
                           VOTED             VOTED               SHARES            SHARES
                           FOR               AGAINST             ABSTAINED         VOTED
                           -------------------------------------------------------------------
Robert J. Clanin           104,387,655       2,230,058           469,644           107,087,357
D. Scott Davis             105,272,584       1,345,129           469,644           107,087,357
Joseph M. Pyne             105,029,195       1,588,518           469,644           107,087,357
Cyril E. Rance             105,264,491       1,353,222           469,644           107,087,357
Mary R. Hennessy           104,855,136       1,762,577           469,644           107,087,357

The appointment of Deloitte & Touche, Chartered Accountants, as independent auditors of the Company for the year ended December 31, 2001 was approved by a vote of 105,656,163 for, 1,227,922 against and 203,272 abstaining.

The minutes of the annual general meeting of shareowners of the Company held on the 9th day of August 2000 were approved by a vote of 107,077,058 for and 10,299 against.

The audited financial statements of the Company for the year-ended 31st December 2000, and the report of the Auditors thereon, were approved by a vote of 107,077,058 for and 10,299 against.

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

a)   Exhibits:
     --------

     10(a) Purchase and sale agreement for Atlanta Financial Center between Overseas Partners (AFC), Inc., and Hines
           Interests Limited Partnership, dated March, 2001.

     10(b) Employment agreement between Overseas Partners Ltd. and Mary Rowland
           Hennessy, dated September 27, 2001.

b)   Reports on Form 8-K: The Company filed a report on Form 8-K September 25,
     -------------------
     2001, attaching a message to shareowners presenting a summary of the impacts to the Company of the terrorist attacks on the World Trade Center and the related events of September 11, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001                   OVERSEAS PARTNERS LTD.

                                          By: /s/ Mary R. Hennessy
                                             ---------------------
                                          Mary R. Hennessy
                                          Chief Executive Officer and President

                                          By: /s/ Mark R. Bridges
                                             --------------------
                                          Mark R. Bridges
                                          Chief Financial Officer and Executive
                                          Vice-President
                                          (Chief Accounting Officer)