Form 10-K405
period 2001-12-31
OVERSEAS PARTNERS LTD
filed 2002-04-01
CIK 740125

                                  UNITED STATES
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001; OR
                                            -----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 0-11538
                    -------

                             OVERSEAS PARTNERS LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)

       Islands of Bermuda                                   N/A
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         Cumberland House, One Victoria Street, Hamilton, HM 11, Bermuda
         ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

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
               None                                          None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.10 per share
           -----------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $11.07, the price per share as of February 28, 2002, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $1,318,355,846.

      The number of shares of Registrant's Common Stock outstanding as of February 28, 2002 was 119,092,669.

                             OVERSEAS PARTNERS LTD.

                                   INDEX 10-K

PART I
Item 1   Business.............................................................1
Item 2   Properties..........................................................20
Item 3   Legal Proceedings...................................................20
Item 4   Submission of Matters to a Vote of Security Holders.................20

PART II
Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters.............................................................21
Item 6   Selected Financial Data.............................................25
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................26
Item 7A  Quantitative and Qualitative Disclosures About Market Risk..........40
Item 8   Financial Statements and Supplementary Data.........................47
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................47

PART III
Item 10  Directors and Executive Officers of the Registrant..................48
Item 11  Executive Compensation..............................................50
Item 12  Security Ownership of Certain Beneficial Owners and Management......59
Item 13  Certain Relationships and Related Transactions......................61

PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....62

                                     PART I

Item 1. Business
----------------

GENERAL
-------

Overseas Partners Ltd. ("OPL") is a company headquartered in Bermuda. Unless the context otherwise indicates, the term "Company" refers to one or more of OPL and its consolidated subsidiaries.

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

OPL's primary business segment is reinsurance. OPL was originally formed to provide reinsurance against loss or damage to packages carried by UPS. This remained OPL's largest single reinsurance program until it was cancelled effective October 1, 1999.

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause most of its operations to begin an orderly runoff. OPL's reinsurance operations are still exposed to new losses on unexpired policies and adverse development on prior year accrued loss and loss expense reserves. During the runoff we will continue to pay losses as they fall due and collect outstanding receivables. OPL will distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. However, due to the regulated nature of the reinsurance business and other business reasons, including current market conditions and the structure of OPL's remaining real estate portfolio, it could take many years to complete the runoff of OPL's businesses and fully return share capital. Refer to
Note 12 of the Consolidated Financial Statements in Item 8 for a more detailed discussion of this issue. Overseas Partners US Reinsurance Company ("OPUS Re") will continue its reinsurance operations and OPL is currently negotiating to sell OPUS Re. The Board concluded that despite its management and reserve strengths, OPL's current capital structure would not allow it to continue to grow and compete effectively in today's reinsurance market. In addition, the Board is mindful of the desire of many of OPL's 98,000 shareowners to have greater liquidity for their investment in OPL, for which there is no trading market and no present prospect of such a market. The capital requirements for OPL's business have constrained its ability to offer regular redemption of shares to its shareowners for several years.

The Company's wholly owned subsidiary, Overseas Partners Re Ltd. ("OPRe"), was incorporated in 1995 to diversify into additional lines of treaty business, including accident & health, automobile, financial, marine, property, space & aviation and workers' compensation. OPRe discontinued writing new business on February 13, 2002.

OPL established a wholly owned subsidiary, Overseas Partners Assurance Ltd. ("OPAL"), during 1998 to enhance and broaden its reinsurance relationships. OPAL provides rent-a-captive facilities to reinsurance clients, allowing them to participate in the underwriting and investment profits associated with their programs. OPAL discontinued writing new business on February 13, 2002.

In November 1999, the Company established another wholly owned subsidiary, Overseas Partners Cat Ltd. ("OPCat"), to further diversify the portfolio of reinsurance risk. OPCat has an underwriting services agreement with RenaissanceRe Holdings Ltd. ("RenRe") to write worldwide property catastrophe reinsurance business. OPCat discontinued writing new business on February 13, 2002. Effective February 15, 2002 Renaissance Reinsurance Ltd. assumed a 100% quota share of the in-force reinsurance policies written by OPCat. This means that OPCat is not exposed to property catastrophe losses occurring after that date but still bears the risk of adverse development of losses occurring before this date. On March 12, 2002 OPL and RenRe signed a letter of intent to enter into a transaction whereby RenRe will purchase all of the shares of OPCat for an amount that approximates net book value.

In October 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company, completed the acquisition of OPUS Re for $6 million plus its capital and surplus of $28.6 million. OPUS Re provides property & casualty reinsurance and its principal operations are located in Philadelphia. Since the completion of the acquisition, OPL has made capital contributions to OPUS Re such that at December 31, 2001 OPUS Re had capital of approximately $282 million.

OPL's other business segment is United States real estate ownership and management and leasing which is conducted through its wholly owned subsidiary, Overseas Partners Capital Corp. ("OPCC"). OPCC's subsidiaries own and manage the Company's real estate assets, located primarily in Boston. Since August 2000 OPCC has sold five properties and intends to take advantage of other sale opportunities in the real estate market when and as circumstances permit, although the Company is not currently actively marketing its existing properties. The net proceeds from any sales will be distributed to OPL. OPL intends to then distribute these proceeds to shareowners.

The following table provides financial highlights of OPL and its business segments. More information concerning identifiable segment assets, revenues and net income for the years ended 2001, 2000 and 1999 can be found in Note 11 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

(in thousands)                             2001           2000           1999
--------------------------------------------------------------------------------
Reinsurance:
------------
  Revenue                              $   645,816    $   520,555    $ 1,115,426
--------------------------------------------------------------------------------
  Net reinsurance (loss) income        $  (279,475)   $  (585,009)   $   229,742
--------------------------------------------------------------------------------
  Assets                               $ 3,378,006    $ 3,278,838    $ 3,389,636
--------------------------------------------------------------------------------

Real estate and leasing:
------------------------
  Revenue                              $   254,912    $   361,927    $   285,926
--------------------------------------------------------------------------------
  Net real estate and leasing income   $    57,661    $    64,885    $    29,530
--------------------------------------------------------------------------------
  Assets                               $   912,968    $ 1,298,746    $ 1,525,646
--------------------------------------------------------------------------------

REINSURANCE SEGMENT
-------------------

Reinsurance Overview
--------------------

Reinsurance is an arrangement in which a reinsurer agrees to indemnify a "primary" or "ceding" company against all or part of the risks assumed by the primary insurer under a policy or policies it has issued. Primary insurers purchase reinsurance for various reasons, including:

..     protection from catastrophes or multiple losses,
..     increased underwriting capacity,
..     ability to write larger individual risks,
..     withdrawal from certain markets or product lines,
..     reduced financial leverage, and
..     stability of operating results.

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

The shipper's risk reinsurance described above was historically OPL's largest source of revenue, generating $273.5 million of premiums earned for 1999. The program was cancelled effective October 1, 1999 as UPS decided to provide shipper's risk reinsurance for its customers through a UPS subsidiary. This followed an August 9, 1999 opinion issued in the United States Tax Court against UPS (United Parcel Service of America, Inc. v. Commissioner of Internal Revenue) concerning the taxation of premiums paid by shippers to UPS for the original insurance against risk of loss or damage to packages carried by them. The decision of the United States Tax Court was subsequently reversed in June 2001 in the United States Court of Appeals for the Eleventh Circuit and remanded to the Tax Court for further review. The parties filed Supplemental Briefs on remand on March 18, 2002. It remains unclear how the case will ultimately be resolved. However, there is no expectation that OPL will write shipper's risk reinsurance again.

Over the years OPL diversified into a number of other lines of reinsurance business. The following table provides an analysis of gross premiums written by line of business, both in the aggregate and as a percentage of total premiums, for each of the years ended December 31, 2001, 2000 and 1999:

(in thousands except for percentages)           2001                 2000                1999
---------------------------------------------------------------------------------------------------
Gross reinsurance premiums written:
-----------------------------------
Finite risk                              $160,344     23%     $ 62,000     11%     $     --      0%
Accident & health                         151,517     22%      121,037     21%       83,456     10%
Property catastrophe                       94,149     14%       82,501     15%           --      0%
Workers' compensation                      91,372     13%      121,030     21%      158,157     19%
Automobile liability & physical damage     71,616     10%        2,458      1%       45,854      5%
General & professional liability           38,024      5%           --      0%           --      0%
Agriculture                                36,271      5%           --      0%           --      0%
Property                                   21,023      3%       66,276     12%      126,159     15%
Financial reinsurance and other            16,127      2%       38,946      7%       60,651      7%
Aviation                                   13,969      2%       62,184     11%       52,732      6%
Marine                                         --      0%        7,121      1%       44,537      5%
Shipper's risk                                 --      0%           --      0%      273,477     33%
---------------------------------------------------------------------------------------------------
                                         $694,412    100%     $563,553    100%     $845,023    100%
===================================================================================================

OPL and its reinsurance subsidiaries obtained business through brokers who represent the ceding companies in negotiations for the purchase of reinsurance. The process of effecting a brokered placement typically begins when a client or ceding company enlists the aid of a broker in structuring a reinsurance program. Often the various parties will consult with one or more lead underwriters as to the pricing and contract terms of the protection being sought. Once the terms quoted by the lead underwriter have been approved, the broker will offer participation to qualified reinsurers until the program is fully subscribed at terms agreed to by all parties.

The Company pays such brokers commissions representing negotiated percentages of the premium it writes. These commissions constitute part of the Company's acquisition costs and are included in its underwriting expenses. We have never been obligated to accept any business from any particular broker, and brokers have not had the authority to bind any of our Companies.

Bermuda Reinsurance
-------------------

Prior to February 13, 2002, OPL and its wholly owned subsidiaries, OPRe and OPCat, underwrote reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. In 2001, approximately 75% of gross premiums were written on a proportional basis.

We received underwriting submissions for new and renewal business from independent brokers and ceding reinsurance companies located in the United States and internationally. Our underwriting teams built relationships with key brokers and cedants by explaining their underwriting approach and demonstrating responsiveness to customer needs. During the year ended December 31, 2001 brokers provided approximately 60% of the total premiums written compared to approximately 85% of premiums written during the year ended December 31, 2000. The reduction in the proportion of premiums generated by brokers was due to an increase in OPL's focus on finite risk reinsurance where most of the contracts are not written through brokers.

In 2001, we received business from approximately 23 brokers with two brokers providing in excess of 10% of premiums.

During 2000 there was a comprehensive review of our operations and we decided to discontinue our marine, property, and financial lines, based on poor profitability and other considerations. For the same reasons, we also terminated a number of programs in our aviation and accident & health lines of business. From 2000 until February 2002 we concentrated on a smaller number of specialty lines in which we could add value to our clients by building on our competitive advantages: our Bermuda domicile, strong capital, "A" (Excellent) financial strength rating from A.M. Best Company, (refer to Subsequent Events section in Item 7), and our technical approach to underwriting. Our underwriting incorporated a detailed technical analysis of risk and return characteristics through actuarial analysis and financial modeling and required the involvement of underwriting, claims, actuarial, finance and legal professionals. All business written had to meet strict, Board-approved, underwriting standards and minimum risk and return criteria.

We did not separately evaluate each of the individual risks assumed under our treaties and were largely dependent on the original risk underwriting decisions made by the ceding company. This dependence subjected the Company to the possibility that the ceding companies had not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not have adequately compensated the Company for the risk that was assumed.

To mitigate these risks, we focused on those ceding companies that effectively manage the underwriting process through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance were compatible with our profitability objectives. We reviewed treaties for compliance with our general underwriting standards and evaluated certain larger treaties in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses were tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. When appropriate we conducted underwriting audits at the offices of ceding companies to ensure that the ceding companies operated within their guidelines. Underwriting audits focused on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. We also perform claims audits, when appropriate, in order to evaluate the client's claims handling abilities and practices. We will continue to perform these claim audits as the Company's operations runoff.

For both treaty and facultative business, we have also considered factors such as cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

OPCat's property catastrophe underwriting strategy was to underwrite property catastrophe exposures within clearly defined parameters that permit thorough analysis and appropriate pricing of each reinsurance contract.

OPCat has an underwriting services agreement with RenRe to write worldwide property catastrophe reinsurance business. OPCat reimburses RenRe for the direct costs of acquisition, (including overheads), through an expense override, plus a profit commission based on the loss experience of the business written. OPCat's principal underwriting objective was to construct a portfolio of reinsurance contracts that maximized return on equity subject to prudent risk constraints. To help OPCat achieve this objective, RenRe has developed and used a proprietary computer-based pricing and exposure modeling and management system. This is a unique platform to RenRe.

Effective February 15, 2002 Renaissance Reinsurance Ltd. assumed a 100% quota share of the in-force property catastrophe reinsurance policies written by OPCat. This means that Renaissance Reinsurance Ltd. is liable for any losses occurring after February 15, 2002 but OPCat bears the risk of adverse development of losses occurring before this date.

Our reinsurance contracts sometimes include sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, we may also work with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. We have also purchased several layers of excess of loss protection for the aviation and property books of business and entered into a quota share retrocession of our property catastrophe business. The aviation excess of loss protection provides coverage of $87.0 million, in excess of $3.0 million, for a single loss event, for policies written during the period January 1, 2000 to December 31, 2000 and coverage of $14.5 million, in excess of $0.5 million, for a single loss event, for policies written during the period January 1, 2001 to December 31, 2001. The lower coverage limits for 2001 reflect the reduction in our underlying book of business. However, the number of times that this coverage can be reinstated is limited and much of our excess of loss reinsurance protection limits have been exhausted by the effects of the losses due to the events of September 11, 2001. Replacement reinsurance is not readily available at this time. The property excess of loss protection covers our discontinued property lines of business and provides coverage of 41.5% of $100.0 million in excess of $33.0 million for a single loss event. Reinsurance premiums ceded by the Company totaled $93.9 million, $62.9 million and $25.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Of the reinsurance premiums ceded by the Company in 2001 $31.8 million was for the quota share retrocession of our property catastrophe business, $44.1 million was for the excess of loss protection and $18.0 million was for common account protection.

United States Reinsurance
-------------------------

OPUS Re's treaty operation underwrites property and casualty treaty business exclusively in the United States through two separate operating divisions in Philadelphia and Chicago. Additionally, OPUS Re has a casualty facultative underwriting unit that focuses on both facultative certificate business for a host of carriers, as well as some automatic facultative facilities in the general and auto liability lines.

The business is sourced exclusively through various intermediaries based in the United States who work on behalf of their cedant account relationships. The underwriting goals are focused towards working layer casualty where the results tend to be more predictable and where OPUS Re can apply its multi-disciplined underwriting analytical processes most effectively. OPUS Re also has taken advantage of selective opportunities in the proportional agricultural reinsurance and proportional private passenger auto market. OPUS Re has recently added additional underwriting capabilities in the professional liability and accident & health reinsurance lines of business. To the extent practicable, OPUS Re prefers to take a lead reinsurer position on all of its treaty and facultative placements where the greatest latitude over terms and conditions can be attained.

OPUS Re will only underwrite a property catastrophe oriented submission on rare occasions and only in those instances where it is an ancillary coverage to a broader casualty account. In those rare instances where catastrophe liabilities are underwritten, OPUS Re will only assume small participations on catastrophe excess of loss covers where there is a geographic spread of risk and no undue exposure is indicated. OPUS Re catastrophe exposures are monitored with the assistance of RenRe, an industry leader in property catastrophe underwriting and modeling.

As a general policy, on an account basis, it is our intent to limit the aggregate net line from any one account to $2.5 million, or approximately 1% of OPUS Re's surplus.

During 2001, the OPUS Re book was approximately 66% casualty in nature and 34% property. By type, the OPUS Re 2001 reinsurance business was approximately 55% pro-rata and 45% excess of loss. The mix between pro-rata and excess is dependent upon market conditions and cedants' appetites.

By account, OPUS Re's three largest treaty accounts (measured via total gross premium written) were derived from Direct Insurance Company 18%, Farmers Alliance Insurance Company 17% and National Automotive 8%. By intermediary source, OPUS Re's treaty business is derived from Guy Carpenter 34%, Benfield Blanch 28% and Aon 9% as the three largest intermediary sources.

OPUS Re does not believe the loss of the aforementioned accounts would have a long-term material adverse effect on the results and operations of the United States treaty reinsurance operations given the competitive nature of this marketplace and the extent of alternative treaty opportunities.

Runoff
------

Despite the decision to restructure OPL and cause most of its operations to go into runoff, OPL's reinsurance operations are still exposed to new losses on unexpired policies and to adverse development on prior year accrued loss and loss expense reserves. Some of these policies do not expire for several years and include a residual value reinsurance program where the Company is exposed to losses until 2013. During the runoff we will continue to pay losses as they fall due and collect outstanding receivables. Approximately 80% of accrued losses and loss expenses are expected to be paid within the next five years. Remaining losses will continue to be paid beyond 2014. OPL will distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. In order to accelerate the distribution of equity to shareowners we may attempt to commute or novate our remaining reinsurance contracts.

A commutation is an agreement between the ceding insurer and the reinsurer that provides for the valuation, payment and complete discharge of all obligations between the parties under particular reinsurance contracts. Commutation agreements can be used whenever the parties wish to settle and discharge all future obligations. Novation is the process where one reinsurer replaces another reinsurer, usually with policyholder approval.

Ratings
-------

OPL and its Bermuda and United States based reinsurance subsidiaries all currently have a rating of "A" (Excellent) from A.M. Best Company, an independent insurance industry rating organization which rates companies on factors of concern to policyholders. A.M. Best Company states that the "A" (Excellent) rating is assigned to those companies which, in its opinion, have, on balance, achieved excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company and have demonstrated a strong ability to meet their ongoing obligations to policyholders. The "A" (Excellent) rating is the third highest of fifteen ratings assigned by A.M. Best, which range from "A++" (Superior) to "F" (In liquidation).

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause most of its operations to begin an orderly runoff, A.M. Best Company announced that they placed the financial strength ratings for the reinsurance operating subsidiaries of OPL, of "A" (Excellent), under review with negative implications. Any downgrades in financial strength ratings should not significantly affect the operations of OPL and its Bermuda based reinsurance subsidiaries. However, a downgrade in the financial strength rating of OPUS Re may adversely impact its sale value.

The A.M. Best rating is based upon factors relevant to policyholders and brokers and is not directed toward the protection of investors. It is not a recommendation to buy, sell or hold securities.

Claims
------

Claims are managed by OPL's professional claims staff whose responsibilities include the review of initial loss reports, creation of claim files, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected brokers and ceding companies.

In certain instances, a claims audit may be performed prior to assuming reinsurance business as part of a comprehensive risk evaluation process.

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

The Company's gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from current and prior reinsurance transactions, amounted to approximately $1,831.3 million and $1,416.7 million at December 31, 2001 and 2000, respectively. Losses recoverable from reinsurers totaled $191.2 million and $42.6 million as of December 31, 2001 and 2000, respectively. Accrued losses and loss expenses are carried at the full amount estimated for ultimate expected liabilities, without any discount to reflect the time value of money. This is in accordance with GAAP and the Securities and Exchange Commission's regulations.

OPL remains liable with respect to reinsurance ceded in the event that the reinsurer is unable to meet its obligations. The senior management of OPL re-evaluates the financial condition of reinsurers at least annually and establishes provisions for unrecoverable amounts as necessary. At December 31, 2001 the Company had established a provision of $10 million.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management's best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed regularly and adjustments are made in the period in which they become known. Although management believes this provision is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled.

During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. For example, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future loss development. While the Company has recorded its current best estimate of its liabilities for unpaid losses and loss expenses, it is reasonably possible that these estimated liabilities may increase or decrease in the future and that the increase or decrease may be material to its results from operations, cash flows and financial position. There are significant uncertainties over the estimates of the ultimate losses on the Company's satellite reinsurance portfolio. The Company may suffer further losses on various satellites as a result of higher power degradation experienced than was anticipated at the time of underwriting. There are also significant uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred.

OPL utilizes the two most common methods of actuarial evaluation used within the insurance industry, the Loss Development Method and the Bornhuetter-Ferguson Method. The Loss Development Method involves projecting current values of paid and reported losses to their ultimate value based on historical paid and reported loss patterns. The selected patterns are based on historical information, (organized into loss development triangles), and are adjusted to reflect the changing characteristics of the book of business written by OPL. Because actual paid and reported losses fluctuate over time around the expected pattern, the Bornhuetter-Ferguson Method is employed to stabilize projected ultimate losses from the Loss Development Method. The Bornhuetter-Ferguson Method is essentially an averaging of two estimates of ultimate loss - the Loss Development indicated ultimate losses and an "a priori" expectation of ultimate losses. At any point in time, the weights assigned to each estimate are determined by the loss development pattern, where greater weight is assigned to the Loss Development estimate as a greater percentage of loss has been paid or reported based on the selected loss development pattern.

The "Analysis of Losses and Loss Expenses Development" shown below presents the subsequent development of the estimated year-end liability for accrued losses and loss expenses, (net of reinsurance recoveries), at the end of each of the years in the ten year period ended December 31, 2001. The top line of the table shows the estimated liability for unpaid losses and loss expenses, (net of reinsurance recoveries), recorded at the balance sheet date for each of the indicated periods. This net liability represents the estimated amount of losses and loss expenses for claims arising from all prior years' policies and agreements that were unpaid at the balance sheet date. The upper portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. The estimate changes as more information becomes known about the frequency and severity of claims for individual years. The "Cumulative (Redundancy) Deficiency" line represents the aggregate change in the estimates over all prior years. The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Losses and Loss Expenses Development
------------------------------------------------

                                            Years ended December 31
As at December 31,         1991     1992     1993     1994     1995     1996     1997     1998      1999       2000       2001
(In thousands U.S.$)
Estimated liability for
unpaid losses and loss
expenses, net of
reinsurance recoveries    260,397  254,151  250,325  219,311  214,207  265,166  338,425  461,891    957,161  1,374,123  1,640,129

Liability Re-estimated
as of:
1 year later              260,397  254,511  250,609  224,149  216,581  278,328  332,893  588,585  1,261,420  1,408,621
2 years later             260,505  254,596  252,060  224,861  216,581  271,061  309,921  693,914  1,317,873
3 years later             260,505  254,596  252,060  224,861  211,404  245,962  322,253  726,635
4 years later             260,505  254,596  252,060  223,162  187,978  247,106  336,623
5 years later             260,505  254,596  252,060  201,409  187,978  253,252
6 years later             260,505  254,596  231,980  201,409  193,470
7 years later             260,505  236,189  231,980  206,339
8 years later             243,771  236,189  235,816
9 years later             243,771  239,472
10 years later            246,509
Cumulative
(Redundancy)/Deficiency  (13,888)  (14,679)(14,509) (12,972) (20,737) (11,914)  (1,802)  264,744    360,712     34,498         --

Cumulative paid losses,
net of reinsurance
recoveries, as of:
1 year later               56,686   50,702   81,059   75,836   94,811  130,802  139,219  146,565    331,474    369,867
2 years later             157,236  134,451  164,156  135,631  133,078  177,156  213,046  439,589    490,454
3 years later             196,562  181,858  197,061  164,616  153,978  202,130  253,791  488,970
4 years later             219,478  205,840  212,526  179,612  166,011  218,924  267,297
5 years later             230,484  216,992  220,993  188,489  173,194  228,564
6 years later             234,574  226,515  225,483  193,323  180,757
7 years later             240,019  231,580  227,658  199,474
8 years later             241,624  233,180  233,076
9 years later             241,624  237,956
10 years later            245,723

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

Prior to 1999 the Company had not experienced any significant adverse loss development. However, in the third and fourth quarters of 1999 the Company recorded reserve strengthening adjustments of $223 million relating primarily to two programs written in 1998. We also made significant reserve strengthening adjustments in the second quarter of 2000 relating primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The reserve increases in 2001 related mainly to adverse loss development on the discontinued reinsurance of the workers' compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business. This decrease resulted in an increase in profit commissions due to RenRe of $16.0 million.

Additional information on these matters is included in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reconciliation of Unpaid Losses and Loss Expenses
-------------------------------------------------

The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

(In thousands U.S.$)                                    2001           2000           1999
-------------------------------------------------------------------------------------------
Gross balance as of January 1,                   $ 1,416,733    $   972,201    $   468,326
  Less reinsurance recoverable                       (42,610)       (15,040)        (6,435)
-------------------------------------------------------------------------------------------
Net balance as of January 1,                       1,374,123        957,161        461,891
-------------------------------------------------------------------------------------------
Incurred related to:
  Current year                                       673,294        651,027        632,537
  Prior years                                         34,498        304,259        126,694
-------------------------------------------------------------------------------------------
Total incurred                                       707,792        955,286        759,231
-------------------------------------------------------------------------------------------
Paid related to:
  Current year                                       (71,919)      (199,820)      (110,366)
  Prior years                                       (369,867)      (331,474)      (146,565)
-------------------------------------------------------------------------------------------
Total paid                                          (441,786)      (531,294)      (256,931)
-------------------------------------------------------------------------------------------
Amortization of life and annuity reserve - net            --         (7,030)        (7,030)
-------------------------------------------------------------------------------------------
Net balance as of December 31,                     1,640,129      1,374,123        957,161
  Plus reinsurance recoverable                       191,126         42,610         15,040
-------------------------------------------------------------------------------------------
Gross balance as of December 31,                 $ 1,831,255    $ 1,416,733    $   972,201
-------------------------------------------------------------------------------------------

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $34.5 million, $304.3 million and $126.7 million in 2001, 2000 and 1999, respectively. The 2001 increase related mainly to adverse loss development on the discontinued reinsurance of the workers' compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business. This decrease resulted in an increase in profit commissions due to RenRe of $16.0 million. The increase in 2000 related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The increase reflected significant additional claims reported to the Company and management's assessment of prevailing conditions in the reinsurance market, including industry announcements that indicated deterioration in loss estimates for 1999 storms and other large industry events. The increase in 1999 was primarily due to higher than anticipated losses on two programs in the marine and workers' compensation lines of business.

Investments
-----------

The Company's reinsurance programs are expected to provide a significant amount of investment income due to the time lag between receiving premiums and paying claims. As such our investment activities are an integral part of our reinsurance operations.

The Company maintains trading and available-for-sale portfolios of highly liquid investments and cash to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. The fair value of such cash and investments was approximately $2.4 billion at December 31, 2001. Investments include global and

U.S. bonds, U.S. equities (primarily issuers in the S&P 500 Index), emerging market equities and investments in multi-manager funds.

For accounting purposes we classify our investments as either trading or available-for-sale, however we manage the Company's cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

Our investment objective has been to maximize long-term investment income while ensuring that the level of short-term fluctuations in value is within our risk tolerances. Risk and return objectives are incorporated into an asset allocation model that develops an optimal portfolio of specific asset classes that provides for diversification, enhanced returns and lower overall portfolio volatility. We continuously monitor the performance of our investment portfolio, our risk tolerances and future cash flow needs and realign the asset allocation accordingly.

The investments of OPL's United States reinsurance subsidiary, OPUS Re, must comply with the respective laws of the jurisdiction of domicile of that subsidiary, and of the other jurisdictions in which it is licensed or authorized. These laws prescribe the kind, quality and concentration of investments, which may be made. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate.

Further information concerning the Company's investment portfolio, including a discussion of the significant market risk associated with the portfolio, can be found in "Item 7A - Quantitative and Qualitative Disclosures About Market Risk" and Note 5 to the Consolidated Financial Statements in "Item 8".

Competition
-----------

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause most of its operations to begin an orderly runoff. Following this decision the Bermuda based reinsurance operations no longer compete in the international property and casualty reinsurance market. OPUS Re will continue to compete in this market.

The international property and casualty reinsurance market is highly competitive, and we compete with numerous Bermuda, International and United States based reinsurance companies, none of which dominate the industry. Many of these competitors have substantially greater financial and staff resources than OPL. Until very recently, premium rates on certain reinsurance lines of business have been declining as a result of intense competition and the oversupply of available capital.

Competition within the reinsurance business is based firstly on the type of reinsurance being written and many other factors, including:

..     the perceived overall financial strength of the reinsurer,
..     claims-paying ability rating by a recognized rating agency,
..     underwriting expertise,
..     the jurisdictions where the reinsurer is licensed or otherwise authorized,
..     premiums charged,
..     other terms and conditions of the reinsurance offered,
..     services offered,
..     speed of claims payment, and
..     reputation and experience in lines written.

There are numerous reinsurance companies, subsidiaries or affiliates of established worldwide insurance companies and reinsurance departments of certain primary insurance companies who compete for business in the United States and international reinsurance markets. Some of these companies have greater financial resources than OPL, have operated longer than OPL and have established long-term and continuing business relationships throughout the industry, which can be a significant competitive advantage.

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

In the wake of September 11, 2001 a number of companies and persons with backgrounds in the insurance and reinsurance business have announced the formation of new insurance companies. It has been reported that $11 billion of capital has already come into Bermuda, with another $5 billion of capital pending, through a combination of the formation of new insurance/reinsurance companies and existing publicly traded insurance/reinsurance companies raising additional capital. There may be additional new companies planned and other existing insurers or reinsurers may be planning to raise additional capital. Continued significant entry by new companies and new capital will increase competition and could erode opportunities currently existing in the market place. These opportunities have arisen through the hardening of insurance and reinsurance rates and the withdrawal of reinsurance capacity since September 11, 2001.

These, and other factors, have resulted in increasingly competitive market conditions and have influenced the continuing pressure on insurance and reinsurance rates and the expansion of certain contract terms in the current marketplace.

A recent trend in the property catastrophe reinsurance industry has been for capital market participants to produce alternative products to compete with the existing catastrophe reinsurance markets. Capital markets participants have structured reinsurance agreements using catastrophe bonds, swaps and other types of derivative instruments to compete with traditional reinsurance. Innovative and sophisticated ways to handle increasingly complex risks continue to emerge.

In the future there is likely to be additional competition from well-capitalized companies or from market participants that may devote more of their capital to the reinsurance business as well as from the capital markets' entry into insurance and reinsurance investment products. OPL believes that the insurance and reinsurance industries, including reinsurance brokers, will undergo further consolidation and that reinsurers will need significant size and financial strength to compete effectively.

United States Financial Services Reform
---------------------------------------

In 1999, United States federal legislation was passed which implemented fundamental changes in the regulation of the financial services industry in the United States. The law permits mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company". Bank holding companies and other entities that qualify and elect to be treated as a financial holding company may engage in activities, and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities. These financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities.

Until the passage of this new legislation, the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurers. The ability of banks to affiliate with insurers may materially affect our United States subsidiaries' product lines by substantially increasing the number, size and financial strength of potential competitors.

Regulation
----------

Reinsurance companies are generally regulated by the jurisdictions in which they operate:

Bermuda
-------

OPL, OPRe, OPAL and OPCat conduct their reinsurance business from their principal offices in Bermuda and are subjected to regulation under Bermuda law, which, among other things requires them to register and comply with certain requirements as to capitalization. For purposes of Bermuda insurance law and regulation, each of these reinsurance entities are considered to be engaged in general business; OPL is also licensed to write long-term business.

OPL, OPRe, OPCat and OPAL must prepare an annual statutory financial return and statutory financial statements in accordance with the requirements of the Bermuda Insurance Act of 1978, amendments thereto and related Regulations, and an annual audit is also required. Each company must also appoint a loss reserve specialist to review and report on its loss reserves on an annual basis.

The minimum paid up share capital to be maintained by OPL under Bermuda insurance law and regulations is $370,000, while OPRe, OPCat and OPAL each require $120,000. In addition, these Bermuda reinsurance companies are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or (ii) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions and other general business insurance reserves. The minimum solvency margin for OPL, OPRe, OPAL and OPCat is approximately $15 million, $216 million, $2 million and $10 million, respectively. As of December 31, 2001, OPL, OPRe, OPAL and OPCat had approximately $0.8 billion, $531 million, $23 million and $421 million respectively, of statutory capital and surplus in excess of these requirements.

Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However OPL, OPRe, OPAL and OPCat are also required to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe, OPCat and OPAL met these requirements for the year ended December 31, 2001. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and is now in compliance with the minimum liquidity ratio requirement.

As a holding Company, substantially all of OPL's assets relate to its investments in subsidiaries. As such, OPL's ability to make future distributions, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. OPL, OPRe, OPCat and OPAL are prohibited from distributing more than 15% of the prior year's statutory capital unless specific approval is obtained from the Minister of Finance. As a result of this restriction and the minimum solvency margin and liquidity ratio requirements noted above, only approximately $255 million of capital is currently available for distribution to OPL, and ultimately its shareowners, in 2002 without further regulatory approval.

OPL, OPRe, OPCat and OPAL are not admitted or authorized to conduct business in any jurisdictions except Bermuda. They do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdictions other than Bermuda and therefore are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory standards adopted by the jurisdictions that regulate the companies to which OPL, OPRe, OPAL and OPCat provide life, property and casualty and other reinsurance affect each of these reinsurance entities indirectly. OPL, OPRe, OPAL and OPCat record all transactions on their statutory accounts in a manner that complies with statutory accounting principles required by the Bermuda Insurance Act of 1978.

From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate foreign reinsurers, such as OPL. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting OPL, OPRe, OPAL and OPCat to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if OPL, OPRe, OPAL and OPCat were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, they would be compliant with such laws.

United States
-------------

OPUS Re is subject to regulation under the insurance laws and regulations of all the jurisdictions where it is licensed or authorized to write reinsurance including Delaware, where it is domiciled. OPUS Re is licensed or otherwise authorized to write reinsurance in all 50 states, the District of Columbia and Puerto Rico. Insurance laws and regulations vary from state to state, but in general grant broad powers to supervisory agencies and officials to examine all insurance and reinsurance companies authorized to do business in their state, enforce rules, and exercise discretion, (and impose fines and penalties for violations of regulatory requirements), touching almost every significant aspect of the conduct of the insurance business. As a general rule, most insurance law and regulation focuses on the conduct of an insurance company's relationship with the policyholder and permit a ceding insurer and a reinsurer to negotiate, without material regulatory involvement, the terms and conditions of and rates charged under almost all reinsurance contracts with unaffiliated parties except for the criteria for statutory accounting statement credit for the reinsurance provided by a reinsurer to an insurer domiciled in a given state. Thus, in general, state insurance laws and regulations are primarily designed for the protection of solvency and policyholders (insureds) rather than for the benefit of ceding insurers or investors. Nevertheless, state regulatory authorities do monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the net amount of risk that may be retained, deposits of securities for the benefit of insured's, methods of accounting, and reserves for unearned premium, losses and other purposes. While insurers and reinsurers are principally regulated by the states, most insurance and reinsurance companies remain obligated to comply with applicable federal laws such as the Employee Retirement Income Security Act of 1974, ("ERISA"), the Financial Modernization Act (Gramm-Leach-Bliley), applicable federal securities laws, and the federal anti-trust laws to the extent not preempted by the McCarran-Ferguson Act.

The National Association of Insurance Commissioners, ("NAIC"), is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures, (some of which proposals have been enacted), to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. OPUS Re is unable to predict what effect, if any, these developments may have on its operations and financial condition.

The NAIC has adopted Risk-Based Capital ("RBC"), requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of total adjusted capital to authorized control level RBC for OPUS Re exceeded all the RBC trigger points at December 31, 2001.

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

Dividend payments of OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders' surplus as determined under statutory accounting practices which also require the direct approval of regulatory authorities for any proposed "extraordinary dividend" as defined. OPUS Re's statutory net loss for 2001 was $2,381,653, and statutory surplus was $271,928,221 as of December 31, 2001. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) ten percent of OPUS Re's surplus as regards policyholders as shown in the preceding year's annual statement or (ii) OPUS Re's net income, excluding realized capital gains, as shown in the preceding year's annual statement, but shall not include pro rata distributions of any class of OPUS Re's own securities. The maximum allowable dividend payable in 2002 is $nil unless regulatory authority approval for an "extraordinary dividend" is obtained.

REAL ESTATE AND LEASING SEGMENT
-------------------------------

An important aspect of the Company's previous strategy had been the ownership of income-producing real estate and leasing assets through subsidiaries of OPCC. Prior to 2000, OPCC owned a portfolio of Class A properties in three key United States markets: Atlanta, Boston and Chicago. The portfolio consisted of four large office complexes, one office/retail mixed-use development and a large convention hotel. In addition, OPCC owned two properties and other assets that were leased to major companies.

In August 2000, OPCC sold two properties, 333 West Wacker Drive in Chicago and One Buckhead Plaza in Atlanta. In February 2001 a subsidiary of OPCC sold Madison Plaza in Chicago. In April 2001 a subsidiary of OPCC sold the Atlanta Financial Center. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit.

Until January 31, 2002, an OPCC subsidiary, Overseas Capital Co. ("OCC"), leased its Ramapo Ridge Facility, ("the Facility"), to United Parcel Service General Services Co. ("GSC"), a subsidiary of UPS, for data processing and telecommunications operations. The Facility is located on approximately 39 acres of land in Mahwah, New Jersey and consists of an office building, computer center, a central service structure and a parking garage with an area of approximately 435,000 square feet. The initial term of the lease was due to expire in 2019. OCC was responsible, at its own cost and expense, for the maintenance of the grounds on which the Facility is located and of the walls, roof and structural components of all buildings comprising the facility. GSC was responsible for all other maintenance at the Facility. OCC was responsible, at its own expense, for maintaining insurance on the Facility and certain types of liability insurance. Rent on the Facility had a fixed component and a variable component, based on the extent to which UPS utilized it. The fixed and variable components of the Facility lease for 2001, 2000 and 1999 are set forth below. For further information regarding the fixed component of rent see Note 7 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Lease revenue:
--------------
(in millions)                             2001             2000             1999
--------------------------------------------------------------------------------
  Fixed component                      $   7.3          $   7.3          $   7.3
  Variable component                      11.4             11.2             10.6
--------------------------------------------------------------------------------
                                       $  18.7          $  18.5          $  17.9
================================================================================

UPS had an option to purchase the building in which the Facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million yielding a total gain on sale before income taxes of approximately $46.0 million.

Until July 8, 1998, OCC leased five Boeing 757 air package freighters to UPS. The aircraft were sold pursuant to the terms of a purchase option granted to UPS in a May 31, 1990 Aircraft Lease Agreement between the parties.

The acquisition of the aircraft and the Facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. ("OPL Funding"), incorporated in Delaware as a special purpose subsidiary of OCC. One series ("Series A Bonds"), in the principal amount of $171.6 million, is due in 2012; the other ("Series B Bonds"), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. ("Overseas Credit"), a special purpose subsidiary of OPL incorporated in the Cayman Islands, has guaranteed the principal of these bonds. United States zero-coupon treasury notes owned by it and pledged as security to the Trustee for the bondholders secure Overseas Credit's obligations. On or prior to the scheduled maturity date of each series of bonds, the zero coupon treasury notes will mature in amounts equal to the principal amount of the bonds in that series. In July 1998, OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the Facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments are sufficient to defease all remaining interest payments due on the bonds. Prior to the sale of the Facility the right to receive fixed minimum rentals was used to collateralize and service the debt interest on the Series B bonds.

OCC owns all of the limited partnership interests, and all stock of the corporate general partner of KMS II Realty Limited Partnership, a Delaware Limited Partnership ("KMS II"). KMS II owns a 1.5 million square foot regional distribution facility in Manteno, Illinois, which it leases to KMart Corporation. The initial term of the KMart lease expires in 2020 and yearly lease payments are approximately $4.2 million. After the initial term, KMart has the option to extend the lease for ten consecutive terms of five years each. KMart has the option to purchase the KMart facility at the end of the initial term of the lease for a price equal to the fair market value of the KMart facility on that date. On January 22, 2002 the KMart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. KMart Corporation has not to date filed a request to reject our unexpired lease. We believe that any rejection of the unexpired lease by KMart would not have a material effect on the consolidated financial position or future results of operations of OPL.

Through a subsidiary, OCC owns the Marriott Copley Place Hotel in Boston, Massachusetts, purchased in December 1993. This is a 38-story, full service, luxury convention hotel with 1,139 rooms and over 60,000 square feet of meeting and convention space. In 1996, the existing indebtedness on the hotel was refinanced with a 10-year, non-recourse loan in a principal amount of $110.0 million from Metropolitan Life Insurance Company, the principal amount of which was approximately $98.1 million as of December 31, 2001. Marriott Corporation has an agreement to manage the property that expires on December 31, 2006. Marriott Corporation has the option to extend the agreement for five renewal terms of ten years each. The terms of this agreement may impact our future ability to sell this hotel.

In December 1996, an OPCC subsidiary purchased a two-thirds partnership interest in a regional retail and office complex, Copley Place, located in the Back Bay area of Boston. The four, seven-story towers have 369,152 rentable square feet of retail space, 846,358 rentable square feet of office space and two parking garages. As of December 31, 2001 occupancy rates on the retail and office spaces were both 99%. The property was acquired with a non-recourse mortgage indebtedness to Aetna Casualty and Surety Company in the amount of $210 million as of December 31, 1996, including accrued but not deferred interest. The property was refinanced in 1997 with a $195.0 million, 10-year, non-recourse loan from Metropolitan Life Insurance Company, the principal amount of which was approximately $186.0 million as of December 31, 2001.

OPCC has its own real estate property management subsidiary, Overseas Management, Inc. ("OMI"). OMI provides on-site management and leasing to OPCC's office and retail property in Boston. Urban Retail Properties Co., the property management leasing and development affiliate of Urban Shopping Centers, L.P. ("Urban"), renders consulting services to OMI, pursuant to an agreement executed on January 23, 1997 for a period that continues indefinitely unless terminated as provided for in the agreement. Urban owns the remaining one-third partnership interest in Copley Place and has a right of first refusal before the OPCC subsidiary can sell our two-thirds interest.

In addition to the real estate and leasing properties OPCC held an investment position in a real estate investment trust. This position was sold during 2001.

Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 2001, 2000 and 1999 can be found in Notes 7 and 11 of the Notes to the Consolidated Financial Statements included in "Item 8 - Financial Statements and Supplementary Data."

Competition
-----------

The commercial real estate industry offers a variety of investment opportunities, each with unique characteristics of type, location, risk and reward. OPCC is not currently actively marketing its existing properties. However, any prospective buyers of properties are likely to be much more conservative for reasons which would include, the United States economy officially entering recession during 2001 and reduced occupancy rates since September 11, 2001. It is reasonable to assume that this trend may continue in the near term.

Both of our remaining Class A properties are located in Boston, Massachusetts. We own a two-third partnership in Copley Place, a premier retail center and office complex, located in the prestigious Back Bay area of Boston and the Marriott Copley which is a full-service hotel & convention center.

Copley Place is a sprawling complex which in its short history has become a Boston landmark, becoming one of the most successful upscale shopping centers in an urban setting in the United States. Due to the high quality of the retail center, the retail vacancy rates have remained low. However, the office complex faces tough competition as the Boston office market has changed significantly over the last year, with supply increasing, demand weakening and asking rents falling.

The Marriott Copley faces its toughest competition from the Westin and Sheraton hotels in Boston. All three of these Hotels are connected to the Copley Place complex. Hotel occupancy rates in Boston have decreased significantly since September 11, 2001.

TAXATION
--------

Under current Bermuda law, OPL and its Bermuda domiciled insurance subsidiaries ("Bermuda insurance subsidiaries") are not obligated to pay any tax in Bermuda based upon income or capital gains.

Pursuant to the income tax treaty between the United States and Bermuda, a Bermuda insurance company would be subject to United States income tax and United States branch profits tax on its income which is attributable to a United States permanent establishment. Under current law, United States income tax would be imposed at a 35% rate, and the United States branch profits tax would be imposed at a 30% rate. Based on the operations of OPL and its Bermuda insurance subsidiaries, OPL believes that neither it nor its Bermuda insurance subsidiaries have a United States permanent establishment. Moreover, OPL and its Bermuda insurance subsidiaries intend to conduct their activities so that they will not do business in the United States through a permanent establishment. However, as there are no definitive standards provided by the Code, regulations or court decisions concerning what activities constitute a permanent establishment in the United States, and as the determination is essentially factual in nature, there can be no assurance that the IRS will not contend successfully that either OPL or one or more of the Bermuda insurance subsidiaries has income which is attributable to a United States permanent establishment.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to OPL's 1988 through 1990 taxable years in which it asserted that OPL is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, OPL filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to the Company's Petition. The IRS has also asserted that OPL is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. OPL has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

OPL believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest the proposed assessments for 1991 through 1994 and any future assessments.

OPL has a number of subsidiaries that are incorporated in the United States, including OPCC and OPUS Re. These United States companies are subject to United States income taxes.

Various provisions of the Internal Revenue Code of 1986 (the "Code") provide rules designed to approximate current taxation at the shareowner level with respect to certain kinds of undistributed earnings of foreign corporations owned in whole or part by United States residents. Among such provisions are those concerned with "passive foreign investment companies" ("PFICs"), and those concerned with "controlled foreign corporations". If one or more of these provisions were to apply, some or all of the United States shareowners of OPL would be liable for federal income taxes with respect to certain of the earnings of OPL, whether or not an amount equal to such earnings was distributed to such shareowners as a dividend.

Sections 1291 through 1298 of the Code contain special rules applicable to United States shareowners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes "passive income" or 50% or more of its assets produce passive income. In general, if a foreign corporation were to be characterized as a PFIC, a United States shareowner of the foreign corporation would be subject to a special tax and an interest charge on the amount of an "excess distribution" with respect to the foreign corporation's stock or on the amount of any gain recognized on the disposition of such stock. In addition, certain otherwise tax-free transactions by a United States shareowner involving the foreign corporations' stock would be subject to tax, and any gain recognized generally would be recharacterized as ordinary income. In general, a distribution a shareowner receives from a PFIC is an "excess distribution" if the amount of the distribution is more than 125% of the average of the distributions (other than certain excess distributions) with respect to the stock during the three preceding taxable years (or shorter period during which the taxpayer held the stock).

The special tax and interest charge generally are designed to capture the value of the deferral in the payment of taxes that are deemed due under the PFIC rules during the period that the United States shareowner owned the stock. The special tax is computed by assuming that the excess distribution, (or gain in the case of a sale), with respect to the stock was subject to tax in equal portions throughout the United States shareowner's period of stock ownership at the highest marginal tax rate, rather than at the time the distribution is received (or gain is recognized). The interest charge is computed using the applicable rate imposed on underpayment of United States federal income tax for such period.

For PFIC purposes, "passive income" generally includes interest, dividends, annuities and other investment income. The PFIC rules contain an exception from the "passive income" definition for income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business...." (the "Insurance Company Exception"). This exception does not apply to income attributable to reserves and capital to the extent such reserves and capital exceed the reasonable needs of an insurance business.

In general, if a United States shareowner owns stock in a foreign corporation during any taxable year in which such corporation is a PFIC, that stock will be treated as stock in a PFIC for the year in which the corporation is a PFIC and for all subsequent years, even if the corporation is not a PFIC in one or more of those later years. Stock acquired in a foreign corporation that is not a PFIC in the year the stock is acquired should not be treated as stock in a PFIC simply because the corporation issuing the stock was a PFIC in prior years.

During 2000, OPL was advised by the IRS of the existence of an internal IRS memorandum that concludes that the shipper's risk reinsurance premiums, which OPL received in years before 2000, were not income of OPL and that the associated investment income was not "active income" for purposes of the PFIC rules. The IRS memorandum is expressly not binding on IRS auditing agents. However, based upon certain assumptions and conclusions therein, the IRS could seek to impose the PFIC rules against OPL's United States shareowners who owned OPL stock in one or more past years. It is not known at this time whether the IRS will attempt to do so, although the significance of the internal IRS memorandum became more uncertain when in June 2001, the United States Court of Appeals for the Eleventh Circuit reversed the decision of the United States Tax Court in the UPS case and remanded the case to the Tax Court for further review.

If OPL were found to be a PFIC in any year, those United States shareowners who held OPL shares in that year would suffer adverse tax consequences under the rules described above with respect to certain dispositions of, and distributions on, the shares. In general, gain realized on the disposition of the shares would not be eligible for capital gain treatment, and such gain as well as certain distributions on the shares would be subject to substantially increased tax costs. In addition, under the PFIC regime, gain generally must be recognized from transactions that otherwise would be entitled to non-recognition treatment.

Under section 951(a) of the Code, each "United States 10% shareowner" (as defined below) who owns shares of a controlled foreign corporation ("CFC") (as defined below) at the end of the year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC's "subpart F income" earned during the year, even if that income is not distributed. In addition, the United States 10% shareowners of a CFC may be deemed to have received taxable distributions to the extent the CFC increases the amount of its earnings that are invested in certain types of United States property. "Subpart F income" includes, among other things, (1) "foreign personal holding company income," such as interest, dividends, and other types of passive investment income and (2) "insurance income," which is defined to include any income (including underwriting and investment income) that is attributable to the issuing (or reinsuring) of any insurance or annuity contract and which (subject to certain modifications) would be taxed under the insurance company provisions of the Code if such income were the income of a domestic insurance company absent an applicable exception ("Subpart F Insurance Income").

Under section 951(b) of the Code, any United States person who owns 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a "United States 10% shareowner." In general, a foreign corporation is treated as a CFC only if its United States 10% shareowners collectively own more than 50% of the total combined voting power or total value of the corporation's stock on any day. However, for purposes only of taking into account Subpart F Insurance Income, a foreign corporation will be treated as a CFC if (1) more than 25% of the total combined voting power or total value of its stock is owned by United States 10% shareowners, and (2) the gross amount of premiums or other consideration in respect of Subpart F Insurance Income exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. No United States shareowner of OPL should be taxed under the general subpart F rules as long as the shareowner does not purchase more than 10% of OPL's stock.

A different definition of "controlled foreign corporation" is applicable in the case of a foreign corporation which earns related person insurance income ("RPII"). RPII is defined in section 953(c)(2) of the Code as any "insurance income" attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a "RPII Shareholder" (as defined below) of the foreign corporation or a "related person" to such a shareowner. For purposes only of taking into account RPII, a foreign corporation will be treated as a CFC if its "RPII Shareholders" collectively own, directly, indirectly through foreign entities, or by attribution, 25% or more of the total combined voting power or value of the foreign corporation's shares on any day during the taxable year. The term "RPII Shareholder" includes all United States persons who own, directly or indirectly through foreign entities, any amount of the stock of the foreign corporation. Generally, the term "related person" for purposes of the RPII rules means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder.

The RPII rules do not apply if (i) less than 20% of the voting power and less than 20% of the value of the shares of the foreign corporation are owned, directly or indirectly, by United States persons insured or reinsured by the foreign corporation or persons related to such insured's or reinsured's or (ii) the RPII of the foreign corporation, determined on a gross basis, is less than 20% of the corporation's gross income for such taxable year. OPL currently falls within both of these exceptions, and it expects to continue to fall within at least one of these exceptions.

Section 1248 of the Code provides that if a United States person owns 10% or more of the voting shares of a corporation that is a CFC, any gain from the sale or exchange of the shares may be treated as ordinary income to the extent of the CFC's earnings and profits during the period that the shareowner held the shares (with certain adjustments). Section 953(c)(7) of the Code generally provides that Code section 1248 also will apply to the sale or exchange of any shares in a foreign corporation by any United States person who is treated as a United States shareowner of the foreign corporation under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation. A United States person would be treated as a United States shareowner under the RPII rules only for purposes of taking into account RPII. Therefore, OPL believes that any potential application of section 1248 of the Code should be limited to a shareowner's proportionate share of any RPII.

It should be noted that Congress has historically sought to broaden the taxation of foreign enterprises owned by United States residents, and future legislation could affect the United States federal tax treatment of OPL and its shareowners.

The United States imposes an excise tax at the rate of 1% of gross premiums paid to foreign reinsurance companies for reinsurance covering risks located in the United States. Reinsurance premiums paid to OPL and its Bermuda reinsurance subsidiaries by United States insurers are subject to this excise tax.

EMPLOYEES
---------

As of February 28, 2002 OPL, directly and through its subsidiaries, had 116 employees, 60 in Bermuda, 51 in Philadelphia, 3 in Chicago and 2 in Atlanta. By April 15, 2002, 22 of the employees in Bermuda will have left the Company following the decision to put the Bermuda operations into runoff.

The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

The Company does not have any employees who are represented by a labor union and believes that its employee relations are good.

See "Item 10 - Directors and Executive Officers of the Registrant".

Item 2. Properties
------------------

The Company conducts its business from leased office premises in Bermuda, Philadelphia, Atlanta and Chicago. These facilities are generally in good condition and are adequate for the requirements of the Company. For a description of the properties held by the Company for its real estate and leasing activities, see "Item 1 - Business - Real Estate and Leasing Segment".

Item 3. Legal Proceedings
-------------------------

OPL was subject to a tax audit by the IRS for the years 1988 through 1994. Information regarding the tax audit is included in Note 4 of the Notes to Consolidated Financial Statements of "Item 8 - Financial Statements and Supplementary Data". See also "Item 1 - Business - Taxation" for a description of the outcome of past IRS assessments and proposed IRS assessments against the Company.

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit and remanded to the Tax Court for further consideration. The parties filed Supplemental Briefs on remand on March 18, 2002. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

Certain of OPL's subsidiaries are party to legal proceedings in the investigation and defense of claims arising out of their reinsurance business. We do not believe that the eventual outcome of any such proceedings will have a material effect on their condition or business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Summary of OPL Stock
--------------------

We are currently authorized to issue 900,000,000 shares of our Common Stock of par value $0.10 per share, of which 127,500,000 shares were issued and 119,092,669 outstanding as of February 28, 2002. We are also authorized to issue 200,000,000 shares of preference stock of par value $.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any shares of preference stock in the foreseeable future.

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

There were approximately 98,000 record holders of our Common Stock as of February 28, 2002.

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

Under our Bye-Laws, we have the right to purchase shares of our Common Stock that may be issued as stock dividends, or in stock splits, re-capitalization's or reorganizations similar to the rights that we have to purchase the shares on which the dividend, split, re capitalization's or reorganization shares were issued. We also have the right to purchase our Common Stock in a number of other circumstances under our Bye-Laws.

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

We have historically exercised our right of first refusal and held such purchased shares in treasury, pending future distributions as incentive awards to current employees of UPS and OPL. However, as discussed further below, on November 23, 1999 the Board decided to impose a temporary limit on the number of shares the Company was willing to repurchase from any shareowner who was looking to sell such shares. On August 8, 2001 the Board suspended the repurchase of all shares for the foreseeable future.

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

Until January 1999, the Company had exercised this right of recall each year and held such purchased shares in treasury, pending future distributions as incentive awards to current employees of UPS and OPL.

Our Ability to Purchase and Recall Shares
-----------------------------------------

Prior to July 21, 1999, units of our Common Stock had been bundled with shares of UPS Common Stock and had been sold and provided as stock compensation awards to UPS employees under the UPS Plans. Previously, we purchased shares from those shareowners wishing to sell, (under our Right of First Refusal), and recalled shares from those shareowners who had ceased to be employees of UPS or OPL. We held such shares as treasury pending distribution as future awards under the UPS Plans.

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

Between November 23, 1999 and November 1, 2000 the Company purchased 2.9 million shares from 3,020 shareowners for a total cost of $55.9 million. Between November 1, 2000 and December 31, 2001 the Company purchased 3.1 million shares from 5,479 shareowners for a total cost of $52.1 million.

In order for the Company to maintain its capital base, on August 8, 2001 we announced that we would suspend the share repurchase program effective immediately. This decision will be re-evaluated at future Board meetings, giving due consideration to relevant capital levels, operating performance, cash flows and future needs. Our ability to repurchase shares will be dependent on receiving regulatory approval as outlined in Note 12 to the Consolidated Financial Statements.

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

We declared and paid two cash dividends in the amounts of $0.45 and $0.25 per share in 2001, two cash dividends each in the amount of $0.60 per share in 2000 and one cash dividend of $1.20 per share in 1999.

Following the announcement on February 13, 2002 of the decision to restructure OPL and cause most of its operations to begin an orderly runoff we will review and amend our dividend policy. The historical dividend policy relied on the highly profitable and predictable cash flow characteristics of the shipper's risk program. It is not known at this time whether or not the Company will pay dividends in the future.

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

Determination of Fair Value
---------------------------

We currently value our shares at their fair value as determined by the Board of Directors. The current fair value of $11.07 per share was determined by our Board of Directors at their meeting on February 13, 2002. Prior to November 23, 1999 we purchased, recalled and issued shares at book value as determined by our annual audited consolidated balance sheet.

In determining the fair value, the Board has considered a variety of factors, including past and current earnings and cash flow, the present value of discounted projected future earnings and cash flow, the stock price, earnings and book value of comparable companies, industry considerations, liquidity, debt-to-equity ratios and industry multiples as well as opinions furnished from time to time by investment counselors acting as independent appraisers. In its determination of the price to be paid for our stock, the Board has not followed any predetermined formula. It has considered a number of formulas commonly used in the evaluation of securities of closely held and publicly held companies, but its decisions have been based primarily on the judgment of the Board as to our long-range prospects rather than what the Board considers to be short-range trends relating to our Company or to the values of comparable companies. The Board does consider factors generally affecting the market prices of publicly traded securities within the reinsurance market, and prolonged changes in those prices could have an effect on the prices offered by us. One factor in determining the price at which securities trade in the organized securities markets is that of supply and demand. When demand is high in relation to the shares that investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to shares being sold. Our Board of Directors does not give significant weight to supply-demand considerations in determining the fair value for our shares. The determination of fair value on February 13, 2002 also considered the impacts of the decision to put most of the operations of OPL into runoff.

The Board will evaluate the fair value on a semi-annual basis, with evaluations occurring in February and August of each year.

The following table reflects the price at which we have purchased shares of Common Stock since January 8, 1998:

Date                                                                      Price
--------------------------------------------------------------------------------
January 8, 1998 to January 7, 1999 (Book Value)                           $17.00
January 8, 1999 to November 22, 1999 (Book Value)                         $19.84
November 23, 1999 to August 9, 2000 (Fair Value)                          $21.50
August 10, 2000 to August 8, 2001 (Fair Value)                            $17.00

The Company has not repurchased shares of common stock since August 8, 2001. The fair value per share, as determined by our board of directors since that date has been as follows:

August 9, 2001 to February 12, 2002 (Fair Value)                          $14.50
February 13, 2002 to present (Fair Value)                                 $11.07

Custody Arrangements for Certificates of OPL Common Stock
---------------------------------------------------------

Each shareowner may elect to have First Union National Bank hold his or her certificates as custodian without cost to the shareowner. First Union's Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

First Union National Bank
Employee Shareholder Services Corporate
Trust Department
P.O. Box 41784
123 South Broad Street
Philadelphia, PA
19101-1784
(www.firstunion.com\ess\)
 -----------------------

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

Item 6. Selected Financial Data
-------------------------------

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

                        Five-Year Selected Financial Data
                 (In thousands U.S.$, except per share amounts)

Income Statement Data:
---------------------
Years Ended December 31,                       2001            2000            1999           1998           1997
--------------------------------------------------------------------------------------------------------------------
Revenue:
  Gross reinsurance premiums written       $   694,412     $   563,553     $   845,023    $   923,623    $   720,535
--------------------------------------------------------------------------------------------------------------------
  Reinsurance premiums earned                  609,412         586,016         807,709        746,918        639,071
  Reinsurance commission income                 12,125           5,621           5,574          6,090            495
  Real estate and leasing                      196,980         273,822         273,136        255,075        248,580
  Gain on disposal of assets                    41,767          49,496              --         11,795             --
  Investment income (loss)                      40,444         (32,473)        314,933        245,211        247,431
--------------------------------------------------------------------------------------------------------------------
Total revenue                                  900,728         882,482       1,401,352      1,265,089      1,135,577
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                             (260,758)       (557,916)        232,795        488,297        477,115
--------------------------------------------------------------------------------------------------------------------
Basic and diluted net (loss) income per          (2.19)          (4.53)           1.85           3.87           3.64
share
--------------------------------------------------------------------------------------------------------------------
Cash dividends per share                          0.70            1.20            1.20           1.04           0.90

Balance Sheet Data:
-------------------
December 31,
                                               2001            2000            1999           1998           1997
--------------------------------------------------------------------------------------------------------------------
Cash and investments                       $ 2,662,281     $ 2,866,743       2,942,913      2,609,444      2,176,893
--------------------------------------------------------------------------------------------------------------------
Assets:
  Reinsurance                                3,378,006       3,278,838       3,389,636      2,860,571      2,249,045
  Real estate and leasing                      912,968       1,298,746       1,525,646      1,507,772      1,418,624
--------------------------------------------------------------------------------------------------------------------
Total assets                                 4,290,974       4,577,584       4,915,282      4,368,343      3,667,669
--------------------------------------------------------------------------------------------------------------------
Short-term debt                                     --         135,000              --             --             --
--------------------------------------------------------------------------------------------------------------------
Long-term debt                                 556,099         761,943         866,144        875,684        758,416
--------------------------------------------------------------------------------------------------------------------
Members' equity                              1,318,921       1,778,005       2,547,383      2,524,669      2,227,162
--------------------------------------------------------------------------------------------------------------------
Net book value per share                         11.07           14.70           20.48          19.84          17.00

Item 7. Management's Discussion and Analysis of
-----------------------------------------------
        Financial Condition and Results of Operations
        ---------------------------------------------

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000
---------------------------------------------------------------------

Reinsurance
-----------

(In thousands U.S.$)                                       2001            2000
--------------------------------------------------------------------------------
Gross premiums written                              $   694,412     $   563,553
Premiums ceded                                          (93,932)        (62,868)
--------------------------------------------------------------------------------
Net premiums written                                    600,480         500,685
Change in unearned premiums                               8,932          85,331
--------------------------------------------------------------------------------
Premiums earned                                         609,412         586,016
Commission and fee income                                12,125           5,621
--------------------------------------------------------------------------------
                                                        621,537         591,637

Losses and loss expenses                               (707,792)       (955,286)
Commissions, taxes and underwriting expenses           (211,387)       (145,341)
--------------------------------------------------------------------------------
                                                       (919,179)     (1,100,627)

--------------------------------------------------------------------------------
Underwriting loss                                      (297,642)       (508,990)

Investment gain (loss)                                   12,203         (76,019)

Gain on sale of Parcel Insurance Plan (PIP)               5,964              --
--------------------------------------------------------------------------------
Reinsurance loss                                    $  (279,475)    $  (585,009)
================================================================================

Underwriting
------------

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. OPUS Re will continue its reinsurance operations and discussions between OPL and companies potentially interested in buying OPUS Re are in process. Effective February 15, 2002 Renaissance Reinsurance Ltd. assumed a 100% quota share of the in-force property catastrophe reinsurance policies written by OPCat. This decision means that from February 13, 2002 OPL will not be writing any new reinsurance business in Bermuda. Premiums will continue to be earned on business written prior to this date.

During the year ended December 31, 2001 the Company focused on a small number of specialized products including finite risk, accident & health and property catastrophe in Bermuda and working layer casualty in the United States through OPUS Re. Gross premiums written for the year ended December 31, 2001 reflect $311.8 million of new business, primarily finite risk and premiums written by OPUS Re, and $427.9 million of renewals compared with $265.2 million and $336.6 million, respectively, for the year ended December 31, 2000. Gross premiums written for the year ended December 31, 2001 also reflect a decrease in premium estimates for prior years of approximately $45.3 million compared with $38.2 million for the year ended December 31, 2000.

Gross reinsurance premiums written increased by $130.9 million for the year ended December 31, 2001 compared with the prior year. This increase reflects $172.1 million of gross premiums written by OPUS Re in its first year of operation, of which auto liability and physical damage, agriculture and general and professional liability were the major contributors, and $78.5 million of new business written by our finite risk division.

We also declined to renew several auto, aviation, financial, marine, multi line and non-catastrophe property programs that contributed approximately $141.4 million in gross written premiums in 2000.

For the year ended December 31, 2001 premiums ceded increased by $31.1 million to $93.9 million from $62.9 million for the year ended December 31, 2001. This increase was primarily due to $43.4 million for the cost of reinstatement premiums in respect of the utilization of our per occurrence aviation excess of loss covers following the events of September 11, 2001, offset by the lower cost of aviation coverage for the 2001 underwriting year. A further $3.0 million of the increase relates to expected reinstatement premiums on the accident & health and property programs that we also expect to be impacted by the losses of September 11, 2001. Of the reinsurance premiums ceded by the Company in 2001 $31.8 million was for the quota share retrocession of our property catastrophe business, $44.1 million was for excess of loss protection and $18.0 million was for common account protection.

Commission and fee income increased to $12.1 million in 2001 from $5.6 million in 2000. The increase in commissions and taxes relates primarily to profit commissions on our property catastrophe business and on our new finite deals. This increase is due to the fees earned on our finite risk contracts that were not accounted for as reinsurance as they did not meet the requirements of Statement of Financial Accounting Standards No. 113. This increase was partially offset by reduced commission income due to the sale of PIP in May 2001.

Commissions, taxes and underwriting expenses increased to $211.4 million for the year ended December 31, 2001 from $145.3 million for the year ended December 31, 2000. The increase in commissions and taxes relates primarily to profit commissions on our property catastrophe business and on our new finite deals. The increase in underwriting expenses also reflects an increase of $14.4 million compared to the year ended December 31, 2000, following the acquisition of OPUS Re in October 2000 and the hiring of a team of finite risk underwriters in November 2000.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 150.8% for the year ended December 31, 2001 and we experienced a net underwriting loss of $297.6 million. The underwriting loss and combined ratio for the year ended December 31, 2001 were affected by the following factors:

..     Estimated losses incurred of $130 million as a result of the terrorist attacks that occurred on September 11, 2001 at the World Trade Center and other locations within the United States. Losses incurred are net of reinsurance recoverables of $176.7 million. The estimated loss is made up as follows:

(In thousands)
--------------------------------------------------------------------------------
Reinstatement premiums ceded                                          $ (46,394)
Losses and loss expenses incurred                                       (73,606)
Provision for non-collectible reinsurance                               (10,000)
--------------------------------------------------------------------------------
                                                                       (130,000)
================================================================================

      The estimated incurred losses of $130.0 million due to the events of September 11, 2001 emanated from three major sources:

      . $73.5 million relating to aviation business written in 1999, 2000 and 2001,
      . $28.2 million arising from our accident & health, finite risk and property catastrophe business,
      . $28.3 million arising from several contracts in our discontinued property, marine and financial lines that were written on a multi-year basis.

..     $27.9 million of losses in respect of reported deterioration on the UPS
      California workers' compensation program.
..     Incurred losses of $19.4 million as a result of credit default events during 2001 on a multi-year financial lines program written in 1998.
..     Incurred losses of approximately $14.0 million in relation to the crash of
      American Airlines flight AA587 in the fourth quarter of 2001.
..     Incurred losses of $10.0 million in respect of two satellites for which constructive total losses have been advised. We also booked a $20.0 million provision for premium deficiency relating to increased loss potential on various satellites covered by our satellite programs, as a result of higher power degradation experienced than was anticipated at the time of underwriting.
..     Underwriting losses of $18.6 million recorded on several long tail workers' compensation programs and OPUS Re casualty business where profits are generated through future investment income.

..     The aforementioned increase in overhead costs following the acquisition of OPUS Re in October 2000 and the hiring of a team of finite risk underwriters in November 2000.

The combined ratio for the year ended December 31, 2000 was 187.8% and we experienced a net underwriting loss of $509.0 million. The significant contributor to the loss in the year ended December 31, 2000 was a charge to earnings totaling $460 million, representing reserve strengthening and the write-off of irrecoverable deferred acquisition costs, relating primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999.

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

We have reviewed our accounting policies and have concluded that our critical accounting policies are:

..     reserving for accrued losses and loss expenses,
..     the recognition of premiums written and ceded,
..     the deferral and recognition of acquisition expenses.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management's best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed periodically and adjustments are made in the period in which they become known. Although management believes the reserve is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. There are significant uncertainties over the estimates of the ultimate losses on the Company's satellite reinsurance portfolio. The Company may suffer further losses on various satellites as a result of higher power degradation experienced than was anticipated at the time of underwriting. There are also significant uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred. Further discussion of OPL's loss reserving methodology and an analysis of losses and loss expense development for the ten year period ended December 31, 2001 is included in the "Claims" section of "Item 1 - Business".

Premiums written and ceded are recorded based on estimates of ultimate amounts at inception of the contract. Such estimates are regularly reviewed with adjustments, if any, recorded in the period in which they are determined. The subjectivity of these estimates is demonstrated by the decrease in premium estimates of approximately $45.3 million and $38.2 million for the years ended December 31, 2001 and December 31, 2000, respectively. Further decreases in premium estimates could adversely affect net income in future periods. Premiums written and ceded are recognized as earned on a pro-rata basis over the period the coverage is provided. Unearned premiums and acquisition costs, primarily commissions and taxes, applicable to the unexpired periods of the policies in force, are deferred. The deferral of acquisition expenses is limited to their realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned and to the future anticipated investment income related to such premiums. After limiting the deferral of acquisition expenses, any additional premium deficiency is recorded as part of incurred losses and loss expenses. The deferral of acquisition expenses is reviewed on a program-by-program basis.

Despite the decision to put most of OPL's reinsurance operations into runoff, the Company is still exposed to new losses on unexpired policies. Some of these policies do not expire for several years and include a residual value reinsurance program where the Company is exposed to losses until 2013.

Reinsurance Investment Loss
---------------------------

                                                   Other                                    Other
                                 Income    Comprehensive        Total      Income    Comprehensive      Total
                                  (Loss)   (Loss) Income       Return       (Loss)   (Loss) Income      Return
(In thousands)                     2001             2001         2001        2000             2000        2000
---------------------------------------------------------------------------------------------------------------
  U.S. equities                $(38,252)        $(69,731)   $(107,983)   $(69,731)        $     --    $(69,731)
  Emerging market equities       (3,196)              --       (3,196)    (71,535)              --     (71,535)
  Fixed income                   37,250           (9,385)      27,865      29,048               77      29,125
  Multi-manager funds            13,827               --       13,827      22,492               --      22,492
  Other                           8,686               26        8,712      18,645              (11)     18,634
  Expenses                       (6,112)              --       (6,112)     (4,938)              --      (4,938)
---------------------------------------------------------------------------------------------------------------
                               $ 12,203         $(79,090)   $ (66,887)   $(76,019)        $     66    $(75,953)
===============================================================================================================

In an environment of slowing global economies, our reinsurance portfolio generated a loss of $66.9 million for the year ended December 31, 2001. This consisted of income of $12.2 million and net unrealized losses of $79.1 million that were recorded in other comprehensive income compared to a loss of $76.0 million that was recorded in income and net unrealized gains of $0.1 million for the year ended December 31, 2000.

For the year ended December 31, 2001 our U.S. equity portfolios have generated a loss of 13.3%, or $108.0 million, consisting of $38.3 million that was recorded in income and net unrealized losses of $69.7 million that were recorded in other comprehensive income. Our U.S. equity portfolios closely track the S&P 500 index. During 2000, our U.S. equity portfolio lost 9.2% or $69.7 million that was all recorded in income.

For the year ended December 31, 2001 our fixed income portfolios generated a gain of 3.6%, or $27.9 million, consisting of $37.3 million that was recorded in income and net unrealized losses of $9.4 million recorded in other comprehensive income. This was compared to a gain of 5.1%, or $29.1 million, consisting of $29.0 million that was recorded in income and $0.1 million recorded in other comprehensive income for the year ended December 31, 2000.

Our emerging markets equity portfolio lost 0.4% for the year ended December 31, 2001, or $3.2 million, as compared to a loss of $71.5 million, or 29.2% for the year ended December 31, 2000. Our multi-manager funds, which are primarily a combination of fixed income strategies, gained $13.8 million for the year ended December 31, 2001 compared to a gain of $22.5 million for the year ended December 31, 2000. Cash and cash equivalents earned 5.0% for the year ended December 31, 2001 compared to 6.7% for the year ended December 31, 2000.

Real Estate and Leasing
-----------------------

(In thousands U.S.$)                                      2001             2000
--------------------------------------------------------------------------------
REVENUE:
Office buildings                                     $  83,831        $ 144,615
Hotel                                                   91,024          107,055
Leasing                                                 22,125           22,152
Gain on sale of real estate assets                      35,803           49,496
--------------------------------------------------------------------------------
                                                       232,783          323,318
EXPENSES:
Operating expenses                                    (118,742)        (150,680)
Interest expense                                       (53,166)         (69,563)
Depreciation and impairment expense                    (21,272)         (72,931)
Minority interest in earnings                           (4,071)          (3,867)
--------------------------------------------------------------------------------
                                                      (197,251)        (297,041)

--------------------------------------------------------------------------------
Operating income                                        35,532           26,277

Investment income:
Real estate investment trust certificates                3,767           17,598
Zero coupon notes                                       14,874           14,755
Other                                                    3,488            6,255
--------------------------------------------------------------------------------
Investment income                                       22,129           38,608

--------------------------------------------------------------------------------
Real estate and leasing income                       $  57,661        $  64,885
================================================================================

Office building revenue decreased by $60.8 million to $83.8 million for the year ended December 31, 2001 from $144.6 million for the year ended December 31, 2000. This decrease was primarily due to reductions in revenue following the sales of 333 West Wacker Drive and One Buckhead Plaza in August 2000, Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Hotel revenue decreased by $16.0 million to $91.0 million for the year ended December 31, 2001 from $107.1 million for the year ended December 31, 2000 due to a decrease in room occupancy and rates as a result of the United States economic downturn and the events of September 11, 2001. Leasing revenue of $22.1 million for the year ended December 31, 2001 is consistent with the year ended December 31, 2000.

The $35.8 million gain on the sale of real estate assets for year ended 2001 relates primarily to the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Madison Plaza was sold for net cash proceeds of $30.5 million and the pre-tax gain on sale was $4.7 million. However, this gain was after recording a $37.3 million impairment expense in the year ended December 31, 2000. The Atlanta Financial Center was sold for net cash proceeds of $72.8 million. The purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

The $49.5 million gain on the sale of real estate assets for year ended 2000 related to the sale of two of our office buildings, 333 West Wacker Drive and One Buckhead Plaza. For 333 West Wacker Drive we received net proceeds of $76.1 million and for One Buckhead Plaza we received $47.1 million. The purchasers of both properties assumed the associated debt totaling $94.5 million. This resulted in pre-tax gains on sale of $25.2 million and $24.3 million, respectively.

For the year ended December 31, 2001 we recorded $4.6 million of operating profit relating to a data processing facility leased to a subsidiary of UPS. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million resulting in a total pre-tax gain on sale of approximately $46.0 million, which will be recorded in the results for the first quarter of 2002.

From the sale proceeds a termination payment of $84.2 million was made to the Trustee for the Series B bondholders. This is sufficient to defease all remaining interest payments due on the bonds. Although the net present value of the assets held to defease the interest and principal payments on the Series A and B bonds equals the net present value of these bonds, we will continue to record accounting losses until 2019 as the interest due on the bonds exceeds the investment income that can be earned by the related assets. Under U.S. GAAP we were required to recognize the gains on disposal of the assets at the time they were sold, but must recognize the related interest expense over the life of the debt. The net expense to be recognized in the year ending December 31, 2002 is expected to be approximately $2.8 million and this will increase in future years. The total accounting loss from 2002 through to 2019 is expected to be approximately $60 million.

Both of our remaining Class A properties are located in Boston, Massachusetts. We own a two-third partnership in Copley Place, a premier retail center and office complex, located in the prestigious Back Bay area of Boston and the Marriott Copley which is a full-service hotel & convention center. The net income for both these properties for 2002 is likely to be lower than the income we recorded in 2001. This is due to supply increasing, demand weakening and rents falling in the Boston office market. We intend to start a rooms renovation at the Hotel in April 2002. This will result in fewer rooms being available until September 2002.

We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. However, we are not actively marketing our remaining properties and there can be no assurances that these sales will occur in the short-term.

For the year ended December 31, 2001 we recorded $1.2 million of operating profit from a finance lease with the KMart Corporation. On January 22, 2002 the KMart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. KMart Corporation has not to date filed a request to reject our unexpired lease. However, there can be no assurance that they will not file this request or default on their future payments. We believe that any rejection of the unexpired lease by KMart would not have a material effect on the consolidated financial position or future results of operations of OPL.

For the year ended December 31, 2001 operating expenses, interest expense and depreciation decreased to $118.7 million, $53.2 million and $21.3 million, respectively, compared to $150.7 million, $69.6 million and $72.9 million, respectively, for the year ended December 31, 2000. These decreases were primarily due to the sales of the four office buildings and the recording of a $37.3 million asset impairment expense relating to Madison Plaza in the year ended December 31, 2000.

For the year ended December 31, 2001 investment income decreased to $22.1 million compared to $38.6 million for the year ended December 31, 2000 primarily as a result of a $13.8 million decrease in the income from real estate investment trusts. This decrease was partially due to the sale of 1.0 million shares in December 2000, 0.6 million shares in June 2001 and 1.3 million shares in December 2001. By December 31, 2001 we had sold all our holding in these trusts. The value of these trusts at December 31, 2000 was $48.1 million.

Real estate and leasing income for the year ended December 31, 2001 decreased to $57.7 million compared to $64.9 million for the year ended December 31, 2000. This was due to larger gains on the sale of the two properties during 2000 than the two properties sold in 2001, the reduced income in 2001 as a result of selling four properties and the reduction in investment income.

Net Income
----------

(In thousands U.S.$)                                        2001           2000
--------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                            $(279,475)     $(585,009)
Real estate and leasing                                   57,661         64,885
Other operating expenses                                 (16,667)       (17,695)
--------------------------------------------------------------------------------
Consolidated net loss before taxes                      (238,481)      (537,819)
Income taxes                                             (22,277)       (20,097)
--------------------------------------------------------------------------------
Net loss                                               $(260,758)     $(557,916)
================================================================================

For the year ended December 31, 2001, we experienced a net loss $260.8 million compared to a net loss of $557.9 million for the year ended December 31, 2000. This decrease in loss was primarily due to the $460 million reserve strengthening during 2000 and increased investment income in 2001, offset by the underwriting losses incurred as a result of the events of September 11, 2001 and a reduction in income from the real estate & leasing segment. Net loss per share for the year ended December 31, 2001 was $2.19, compared to net loss per share of $4.53 for 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
---------------------------------------------------------------------

Reinsurance

(In thousands U.S.$)                                        2000           1999
--------------------------------------------------------------------------------
Gross premiums written                               $   563,553      $ 845,023
Premiums ceded                                           (62,868)       (25,340)
--------------------------------------------------------------------------------
Net premiums written                                     500,685        819,683
Change in unearned premiums                               85,331        (11,974)
--------------------------------------------------------------------------------
Premiums earned                                          586,016        807,709
Commission income                                          5,621          5,574
--------------------------------------------------------------------------------
                                                         591,637        813,283

Losses and loss expenses                                (955,286)      (759,231)
Commissions, taxes and underwriting expenses            (145,341)      (120,256)
--------------------------------------------------------------------------------
                                                      (1,100,627)      (879,487)

--------------------------------------------------------------------------------
Underwriting loss                                       (508,990)       (66,204)

Investment (loss) gain                                   (76,019)       295,946

--------------------------------------------------------------------------------
Reinsurance (loss) income                            $  (585,009)     $ 229,742
================================================================================

Underwriting
------------

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

The shipper's risk program was significant to the Company, not only because of the magnitude of the underwriting income, but also because it's unique characteristics influenced our prior strategic and operational decision-making. Our long-term investment philosophy, our underwriting risk tolerance and our real estate diversification were all closely related to management's perceptions of the profitability, stability and liquidity of the shipper's risk program. Following the cancellation, management, in conjunction with independent consultants, performed a thorough assessment of our business operations, product lines and opportunities for future growth. As part of our second quarter of 2000 review process we, and our independent actuaries, also completed a further evaluation of our reserve for accrued losses and loss expenses. In addition to the loss of the shipper's risk program our results for the year ended December 31, 2000 reflect the results of our operational review, including:

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

As a result of the above, our reinsurance segment experienced an underwriting loss of $509.0 million for the year ended December 31, 2000 compared to a loss of $66.2 million for the year ended December 31, 1999. The 1999 results included reserve strengthening adjustments of $223 million.

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

The non-renewal of the accident & health, aviation, marine and multi-line programs contributed $182.3 million to the decrease in premiums written during the year ended December 31, 2000 when compared to the prior year. We also cancelled a number of existing property programs with premiums written of $70.5 million to avoid an aggregation of exposure with the new property catastrophe risks written for the first time in 2000. We started to write property catastrophe business as we believed that the risk-return characteristics will be more favorable, over the long-term, than from prior property programs. This new property catastrophe business generated premiums written of $82.5 million for the year ended December 31, 2000.

We wrote 21 new programs with premiums of $182.7 million during the year ended December 31, 2000 compared with 17 new programs yielding premiums of $129.3 million in 1999. Six of the programs written in 1999, with premiums of $54.2 million, were not renewed in 2000. Accident & health, finite risk and aviation were the largest contributors to the increase in new business. Revisions to original premium estimates reduced premiums written by $38.2 million for the year ended December 31, 2000 compared to a reduction of $9.4 million for the year ended December 31, 1999. Renewals accounted for $336.6 million of premiums written during the year ended December 31, 2000 compared with $450.6 million during the year ended December 31, 1999.

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

Despite the decrease in premiums earned for the year ended December 31, 2000, commissions and taxes increased to $145.3 million from $120.3 million for the year ended December 31, 1999. The increase relates primarily to the expensing of $30.4 million of deferred acquisition costs that are not expected to be recoverable as a result of anticipated underwriting losses arising from unexpired policies.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums increased to 187.8% for the year ended December 31, 2000 from 108.9% for 1999. Net underwriting loss for the year ended December 31, 2000 was $509.0 million compared to $66.2 million for 1999. This increase in underwriting loss of $442.8 million and increase in the combined ratio was principally due to two factors:

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

Reinsurance Investment (Loss) Income
------------------------------------

(In thousands U.S.$)                                  2000                 1999
--------------------------------------------------------------------------------
U.S. equities                                    $ (69,731)           $ 196,488
Emerging markets                                   (71,535)             116,983
Fixed income                                        29,048              (55,843)
Multi-manager funds                                 22,492               31,863
Other                                               18,645               12,652
Expenses                                            (4,938)              (6,197)
--------------------------------------------------------------------------------
                                                 $ (76,019)           $ 295,946
================================================================================

Our investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Amid continued volatility in worldwide bond and equity markets, net investment losses related to our reinsurance segment for the year ended December 31, 2000 were $76.0 million, compared to gains of $295.9 million for the year ended December 31, 1999. Net investment income includes both realized and unrealized gains and losses on investments.

Our U.S. S&P 500 based equity portfolio, which closely tracks the index, decreased by 9.2% for the year ended December 31, 2000 generating losses of $69.7 million as compared to gains of $196.5 million in 1999. Our emerging markets equity portfolio lost 29.2% for the year ended December 31, 2000, or $71.5 million, as compared to a gain of $117.0 million in 1999. Our global bond portfolio earned 5.1% or $29.0 million for the year compared to a loss of $55.8 million in 1999, primarily due to a late year strengthening of the euro. Our U.S. strategic income portfolio, which is a combination of fixed income strategies, returned $22.5 million or 4.3% for the year compared to $31.9 million in 1999. Cash and cash equivalents earn three month CD rates which approximated 6.7% for 2000.

Real Estate and Leasing
-----------------------

(In thousands U.S.$)                                      2000             1999
--------------------------------------------------------------------------------
REVENUE:
Office buildings                                     $ 144,615        $ 150,218
Hotel                                                  107,055          101,208
Leasing                                                 22,152           21,710
Gain on sale of office buildings                        49,496               --
--------------------------------------------------------------------------------
                                                       323,318          273,136
EXPENSES:
Operating expenses                                    (150,680)        (145,388)
Interest expense                                       (69,563)         (71,533)
Depreciation expense                                   (72,931)         (36,446)
Minority interest in earnings                           (3,867)          (3,029)
--------------------------------------------------------------------------------
                                                      (297,041)        (256,396)

--------------------------------------------------------------------------------
Operating income                                        26,277           16,740

Investment income:
Real estate investment trust certificates               17,598           (5,342)
Zero coupon notes                                       14,755           14,657
Other                                                    6,255            3,475
--------------------------------------------------------------------------------
Investment income                                       38,608           12,790

--------------------------------------------------------------------------------
Real estate and leasing income                       $  64,885        $  29,530
================================================================================

Office building revenue decreased by 3.7% for the year ended December 31, 2000 from $150.2 million for the year ended December 31, 1999. The decrease of $5.6 million was primarily due to reductions in revenue following the sales of 333 West Wacker Drive and One Buckhead Plaza in August 2000, offset in part by increased revenue at Copley Place. Hotel revenue increased $5.8 million due to an increase in room rates and occupancy rates over 1999. Leasing revenue has increased from $21.7 million in the year ended December 31, 1999 to $22.2 million in the year ended December 31, 2000 primarily due to a $0.6 million increase in variable toll lease revenue of the Ramapo

Ridge data processing facility as a result of an inflationary increase in rates and an increased volume of accounts processed.

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

Operating expenses increased by $5.3 million in the year ended December 31, 2000 compared to the prior year, primarily due to increased expenses at the hotel and additional real estate taxes at Copley Place, offset by reductions in operating expenses following the sales of 333 West Wacker Drive and One Buckhead Plaza. The increase in operating expenses at the hotel is primarily due to higher cost of sales as a result of increased revenues and annual wage increases.

Depreciation expense for the year ended December 31, 2000 increased to $72.9 million from $36.4 million in 1999. The increase is primarily due to a $37.3 million asset impairment charge recorded in order to reduce the net book value of Madison Plaza to its estimated net realizable value, as this property was held for sale. Madison Plaza was sold in the first quarter of 2001.

Investment income for the year ended December 31, 2000 increased to $38.6 million from $12.8 million in 1999. The increase is primarily as a result of a significant increase in the value of the real estate investment trusts.

Real estate and leasing income for the year ended December 31, 2000 increased by $35.4 million over 2000 primarily due to gains on the sales of 333 West Wacker Drive and One Buckhead Plaza and increased investment income, offset in part by the asset impairment charge recorded for Madison Plaza.

Net Income
----------

(In thousands U.S.$)                                       2000            1999
--------------------------------------------------------------------------------
NET (LOSS) INCOME BEFORE TAXES
Reinsurance                                           $(585,009)      $ 229,742
Real estate and leasing                                  64,885          29,530
Other operating expenses                                (17,695)        (15,345)
--------------------------------------------------------------------------------
Consolidated net (loss) income before taxes            (537,819)        243,927
Income taxes                                            (20,097)        (11,132)
--------------------------------------------------------------------------------
Net (loss)  income                                    $(557,916)      $ 232,795
================================================================================

For the year ended December 31, 2000, we experienced a net loss of $557.9 million compared to net income of $232.8 million in 1999. This decrease was primarily attributable to the comparatively poorer performance of the investment markets, the second quarter of 2000 reserve strengthening and the loss of the shipper's risk program. Other operating expenses include goodwill, legal expenses and other corporate overhead. The tax charge increased significantly from 1999 due to the tax on the gains on sales of the office buildings. Net loss per share for the year ended December 31, 2000 was $4.53, compared to net income per share of $1.85 for 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

(In thousands)                                                  2001          2000
----------------------------------------------------------------------------------
CASH FLOWS
Operating activities                                     $ 1,531,949      $ 90,915
Investing activities                                      (1,289,510)       64,557
Financing activities                                        (271,696)      (90,649)
----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents     $   (29,257)     $ 64,823
==================================================================================

Operating activities
--------------------

Reinsurance operations used $9.8 million for the year ended December 31, 2001 compared to using $56.3 million for the year ended December 31, 2000. The fluctuations were due to the timing of premium receipts and the payment of claims. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. This means that no new reinsurance contracts will be written in Bermuda and there will therefore be a significant reduction in the cash generated from reinsurance operations. Claim payments are likely to exceed premium receipts in future periods. The Company is in the process of reducing the duration of its investment portfolio and increasing its cash and short-term investment positions to ensure that it will have sufficient cash available to meet claims obligations as they fall due.

During the year ended December 31, 2001 reinsurance balances receivable increased by $212.5 million to $661.8 million. This was due to an increase in losses recoverable from reinsurers of $148.5 million to $191.1 million, ($134.8 million of this increase was due to the events of September 11, 2001), new business written and additional premium on several renewals. During the year ended December 31, 2001 reinsurance balances payable increased by $124.3 million, to $201.4 million, primarily as a result of profit commissions payable and deposit liabilities associated with our finite risk division.

Real estate operations generated $26.0 million for the year ended December 31, 2001 compared to generating $38.1 million for the year ended December 31, 2000. The reduction was primarily due to reduced cash flows following the sales of the four office buildings and increased payments of tax relating to these sales.

During the year ended December 31, 2001 we purchased $1,428.7 million of investments and sold $2,901.9 million of investments in our trading portfolio compared to $942.7 million and $1,005.1 million, respectively, for the year ended December 31, 2000. These increased cash flows were primarily as a result of selling our U.S. S&P 500 equity based and our global bond portfolios during March 2001 to reduce our income statement volatility. We later purchased similar securities and classified them as available-for-sale, (see investing activities below). We purchased Standard & Poor's Depositary Receipts (`SPDRs') to mitigate our exposure to market risk between the date of sale of the trading securities and the dates of acquiring the available-for-sale securities. To further mitigate our exposure to income statement volatility and market risk we also sold most of our emerging markets equity portfolio in the fourth quarter of 2001.

Investing activities
--------------------

During the year ended December 31, 2001 we purchased $3,038.0 million and sold $1,605.6 million of available-for-sale investments compared to $86.3 million and $49.9 million, respectively in the year ended December 31, 2000. In the first quarter of 2001 we acquired new portfolios of equity and fixed income securities and classified them as available-for-sale. Throughout the rest of the year we continued to realign our investment portfolios to reflect lower risk tolerances and increased liquidity needs as a result of increased accrued loss and loss obligations and decreased capital base, most recently associated with losses arising from of the events of September 11, 2001. We expect to further realign our available-for-sale portfolios following the announcement, on February 13, 2002, that the Bermuda based operations of OPL will go into runoff.

During the year ended December 31, 2001 our real estate investing activities produced net cash inflow of $104.6 million. This primarily consisted of $30.5 from the sale of Madison Plaza and $72.8 from the sale of the Atlanta Financial Center. The purchasers of both properties assumed the associated existing debt of $122.2 million and $76.2 million, respectively. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit.

Our reinsurance investing activities produced net cash inflow of $22.4 million following the sale of our independent insurance agent PIP during the second quarter 2001.

Financing activities
--------------------

During the year ended December 31, 2001 the Company repaid $135.0 million of unsecured short-term debt primarily with the net proceeds from the sales of Madison Plaza and the Atlanta Financial Center.

On March 8, 2001, we paid a dividend of $0.45 per share resulting in a cash outflow of $54.1 million, compared to a dividend of $0.60 per share totaling $74.2 million paid in March 2000. On August 22, 2001, we paid a dividend of $0.25 per share resulting in a cash outflow of $29.7 million, compared to a dividend of $0.60 per share totaling $74.1 million paid in August 2000. It is not known at this time whether or not the Company will pay dividends in the future.

During the year ended December 31, 2001 we purchased $38.7 million of shares from our shareowners compared to $63.2 million for the year ended December 31, 2000.

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

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company's Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company's customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. This decision will be re-evaluated at future Board meetings, giving due consideration to the Company's new runoff status, required capital levels, regulatory requirements, operating performance, cash flows and future needs.

Sources of liquidity
--------------------

Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Our reinsurance operations have historically provided significant liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. However, more recently, we have seen that our current premiums receipts are only marginally in excess of loss and loss expense payments. We expect this trend to continue further as a result of our recent decision to stop writing new business in Bermuda. Indeed, we expect that by late 2002 we may become cash flow negative in our reinsurance segment operations.

Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims, including those related to the events of September 11, 2001, and operating expenses. The reinsurance segment has $2.4 billion of cash and highly liquid investments at December 31, 2001. Further as discussed in Item 7A, the Company has already initiated actions in 2001 and early 2002 to increase our cash holdings and reduce the duration of the investment portfolio to allow us to meet our accrued loss and loss expense obligations as they fall due. See Note 5 to the Consolidated Financial Statement for further information on the composition, value and scheduled maturities of our investment portfolio.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business in Bermuda and to runoff our reinsurance operations, the banks have requested that these facilities, totaling $590.5 million, be fully secured by a portion of the Company's investment portfolio of at least equivalent value. The Company expects to finalize this arrangement in April 2002 and does not believe that this collateralization will impact its ability to meet its obligations. Indeed payment of accrued loss and loss expense obligations will result in a corresponding reduction in the required letter of credit and the associated collateral requirement.

The real estate segment continues to generate positive operating cash flows, which, although not guaranteed, are expected to continue for the foreseeable future. In addition we will continue to take advantage of further sale opportunities in the real estate market when and as circumstances permit, although there can be no assurances that such sales will occur in the short-term.

As a holding company, substantially all of OPL's assets relate to its investments in subsidiaries. As such, OPL's ability to make future distributions to shareowners, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe, OPCat and OPAL maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year's statutory capital unless specific approval is obtained from the Minister of Finance. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and is now in compliance with the minimum liquidity ratio requirement. Dividend payments by OPL's United States based reinsurance subsidiary OPUS Re are also limited by statutory regulations. As a result of these restrictions, only approximately $255 million of capital is currently available for distribution to OPL, and ultimately to its shareowners, in 2002, without further regulatory approval. Although additional liquidity may also become available through the potential sales of real estate and OPUS Re, neither the amounts nor timing of such sales are assured. See Note 12 to the Consolidated Financial Statement for further information on the Restrictions on Distributions and Item 1 for a further discussion of Regulations impacting our reinsurance segment.

Sources of Capital
------------------

The international property and casualty reinsurance market is highly competitive, and we compete with numerous Bermuda, International and United States based reinsurance companies, many of whom have substantially greater financial resources than the Company. Competition within the reinsurance business is based on a number of factors, but perhaps most importantly the perceived overall financial strength of the reinsurer and the claims-paying ability rating by a recognized rating agency.

Although the Company's capital had declined significantly over the last couple of years, our overall capital position remained strong. Indeed our financial strength rating of "A" (Excellent) from A.M. Best Company was reaffirmed as recently as November 7, 2001. However the Company's rating was subsequently placed under review with negative implications following the February 13, 2002 announcement that OPL would runoff most of its operations.

Unfortunately, the capital requirements for our reinsurance business have constrained our ability to offer regular redemption of shares to our shareowners since November 1999. Further, on August 8, 2001 the Company determined that it would have to suspend the share redemption program entirely and further reduce, if not eliminate, the payment of dividends. Our shareowners had previously relied upon the share repurchase program and semi-annual dividends for liquidity, as there is no trading market for our shares.

Following a review of strategic alternatives in the latter part of 2001 and early 2002, the Board of Directors determined that the Company's current capital structure will not allow it to continue to grow and compete effectively in the post-September 11, 2001 reinsurance market while at the same time recognizing the desire of many of our 98,000 shareowners to have greater liquidity for their investment in OPL.

The Company will now seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, including current market conditions and the structure of OPL's remaining real estate portfolio, it could take many years to complete the runoff of OPL's businesses and fully return share capital.

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

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. Following the terrorist attacks of September 11, 2001 we conducted a thorough review of the claims paying ability of our reinsurers and subsequently made a provision for non-collectible reinsurance receivables of $10 million.

Inflation
---------

Our investment policies are designed to achieve enhanced returns to shareowners, measured over conventional medium to long-term market cycle periods. Our fixed income portfolio comprises highly liquid debt securities of governments, supranationals, government agencies, financial institutions and utilities. Our U.S. equity portfolio is comprised of stocks drawn mainly from within the S&P 500 Index. Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions. Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

Subsequent Events
-----------------

On January 31, 2002 UPS purchased the building in which the data processing facility is located for $127.9 million and the associated land for $13.6 million. From the sale proceeds a termination payment of $84.2 million was made to the Trustee for the bondholders. This is sufficient to defease all remaining interest payments due on the Series B bonds.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause most of its operations to begin an orderly runoff, A.M. Best Company announced that they placed the financial strength ratings for the reinsurance operating subsidiaries of OPL, of "A" (Excellent), under review with negative implications.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest rates, equity prices and foreign currency rates. The Company does not use derivatives to hedge market risk. Equity price fluctuations represent the largest market risk factor affecting the Company's financial position due to the significant level of investment in equity securities and, compared to other asset classes, the relatively higher level of volatility of equity securities.

The Company's financial instruments that are materially exposed to market risks as of December 31, 2001 and December 31, 2000 are:

(In thousands U.S.$)                                           FAIR VALUE
--------------------------------------------------------------------------------
Trading portfolio:                                         2001           2000
    Investment in equity securities:
         United States                                 $       --     $  808,065
         Emerging markets                                   2,515        165,188
         Multi-manager funds                              513,559        504,067
         Real estate investment trust certificates             --         48,133
    Investment in global fixed income securities               --        539,302
--------------------------------------------------------------------------------
                                                          516,074      2,064,755
Available-for-sale portfolio:
    Investment in equity securities:
         United States                                    596,167             --
    Investment in global fixed income securities          826,221         44,620
--------------------------------------------------------------------------------
                                                        1,422,388         44,620

    Cash and cash equivalents                             485,902        515,159
--------------------------------------------------------------------------------
Total                                                  $2,424,364     $2,624,534
--------------------------------------------------------------------------------

The majority of the Company's invested assets are classified in trading and available-for-sale portfolios, which comprise both fixed income and equity securities. These portfolios pertain to the Company's reinsurance segment. The Company records its trading securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Income. Although the investments are classified as trading securities, the Company does not generally buy securities for sale in the near term. The Company records its available-for-sale securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Comprehensive Income.

Despite the different accounting treatment of the trading and available-for-sale portfolios we manage the Company's cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

In order to reduce income statement volatility we sold the vast majority of our trading portfolios of United States equity and global fixed income portfolios during 2001 and then repurchased similar securities and classified them as available-for-sale. We purchased Standard & Poor's Depositary Receipts (`SPDRs') to mitigate our exposure to market risk for the period between the dates of sale and the date of purchase.

The trading portfolio and available-for-sale portfolios comprise both equity and fixed income securities as follows:

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

      . The Company's equity securities also include an investment in a strategic income multi-manager fund. The fund is benchmarked to a weighted average of the Lehman Intermediate Government/Corporate, Merrill Lynch 1-3 Years Corporate, Merrill Lynch Convertible and Merrill Lynch High Yield Bond Indices.
      . The global fixed income investments include securities issued by the U.S. and foreign governments, supranationals and government agencies. The Company's fixed income portfolio correlates closely with the Salomon Brothers World Government Bond Index (excluding Japan, unhedged).

The Company has historically used financial modeling and asset allocation techniques to optimize risk and return over the long term (typically up to 10 years). Individual asset classes are selected based on characteristics such as yield, credit quality, currency, liquidity, duration, historical volatility and correlation with other asset classes. Independent investment managers are appointed to execute management-approved investment guidelines. The performance of the investment managers is evaluated at least monthly, including the appropriateness of investments and the acceptability of risk and returns relative to the Company's investment objective.

The asset allocation for the combined trading and available-for-sale portfolios as of December 31, 2001, 2000 and 1999 was as follows:

Asset Class                                              2001     2000     1999
--------------------------------------------------------------------------------
U.S. Equities                                             25%      33%      39%
Emerging market equities                                   0%       7%       9%
Multi-manager funds                                       22%      20%      17%
                                                        ------------------------
         Total equities                                   47%      60%      65%
Cash                                                      19%      17%      15%
Global fixed income securities                            34%      23%      20%
--------------------------------------------------------------------------------
                                                         100%     100%     100%
================================================================================

Our risk tolerance has decreased over the last several years as a result of the cancellation of the profitable shipper's risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the reduction in our capital base. As such our allocation to equity securities has decreased from 65% as of December 31, 1999 to 47% at December 31, 2001. Most recently we reduced our S&P and emerging market equity portfolios by $100 million and $150 million respectively in the fourth quarter of 2001.

Following our February 13, 2002 announcement to go into runoff, our investment objective will be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As such we expect to further reduce our equity and foreign currency denominated bond exposures in the near future and to increase our short-term cash and investments. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

The Company also maintains a non-trading portfolio of held-to-maturity securities. The held-to-maturity securities consist of U.S. zero-coupon treasury notes and corporate bonds that collateralize certain of the Company's real estate debt obligations. As of December 31, 2001 and 2000 the Company's held-to-maturity securities were carried at an amortized cost of $237.9 million, (fair value $279.6 million), and $242.2 million, (fair value $285.1 million), respectively. As of December 31, 2001 and 2000 the Company also had $556.1 million, (fair value $671.6 million), and $896.9 million, (fair value $990.9 million), respectively, of debt issued in connection with the Company's real estate activities. The non-trading portfolio does not expose the Company to material market risk. Although the zero-coupon securities' market values are exposed to adverse long-term interest rate fluctuations, the Company has the intent and ability to hold such securities to maturity. Therefore, although the Company may experience temporary declines in the fair value of such instruments, there would be no detrimental impact on the Company's earnings as a result of such fluctuations. The Company's debt is issued at fixed rates. As such, interest rate movements would not impact interest expense.

The following paragraphs address the significant market risks associated with the Company's trading and available-for-sale portfolios as of December 31, 2001 and 2000.

Interest Rate Risk
------------------

The primary exposure to interest rate risk in the available-for-sale portfolio relates to fixed income investments. In the trading portfolio multi-manager funds include a $450 million investment in a strategic income mutual fund that is also exposed to interest rate risk. Changes in market interest rates directly impact the market value of such securities. The Company's primary risk exposures are interest rates on fixed rate intermediate-term instruments, both in the United States and internationally. Additionally, the credit worthiness of the issuer, relative values of alternative investments, liquidity and general market and economic conditions may affect fair values of interest rate sensitive instruments.

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

In past years, the Company has not matched the duration of assets to meet maturing reinsurance liabilities. However, more recently, the Company has considered the increased accrued loss and loss expense obligations in the updated asset allocation models. We expect that our average duration will become much shorter in 2002.

Equity Price Risk
-----------------

OPL invests in equity securities to diversify its exposure to interest rate risk and to enhance total return. The Company's S&P 500 and emerging markets portfolios are subject to changes in value due to movements in equity prices. In addition, a portion of the strategic income multi-manager fund is invested in convertible debt securities, whose values are exposed to equity price risk. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee or its country of operation, liquidity, the relative price of alternative investments or general market conditions.

OPL attempts to manage this exposure by avoiding concentrations of exposure to individual issuers and industry segments. However, it is recognized that dramatic downturns in one sector or market can have a knock-on effect on another, resulting in higher positive correlations and an accumulation of significant losses.

In general, equity securities have more year-to-year price volatility than intermediate high-grade fixed income securities. However, equity returns over longer time frames have been consistently higher than fixed income. As such, OPL is not necessarily concerned with short-term price volatility, providing that the portfolio remains well-diversified and overall risk remains within our tolerance. The Company has adequate capital to absorb short-term equity price volatility. As noted earlier, we reduced our S&P and emerging market equity portfolios by $100 million and $150 million, respectively, in the fourth quarter of 2001 to further reduce our exposure to this risk. Further reductions in equity price risk are expected in 2002 as we realign our portfolio further to reflect the runoff of our reinsurance operations. Nevertheless, there may still be periods in which the Company records an investment loss as a result of equity price movements.

Foreign Currency Risk
---------------------

OPL is exposed to foreign currency risk arising from foreign exchange rate fluctuations against the United States dollar on its global fixed income portfolio. The primary currency creating foreign exchange rate risk is the euro. Following the announcement that most of OPL's operations will begin an orderly runoff we will be reducing the Company's exposure to foreign currency risk through the sale of the foreign currency denominated portion of the portfolio. The timing of the sale will be dependent upon a number of factors, including our assessment of prevailing market conditions.

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

Value-at-Risk
-------------

Potential gains or losses from changes in market conditions can be estimated through statistical models that attempt to predict, within a specified confidence level, the maximum loss that could occur over a defined period of time. For example: an investment portfolio with a Value-at-Risk ("VaR") of $10 million for a one year time horizon and a 95% probability, means that there is a 5% chance that the portfolio will lose more than $10 million over a one year period.

The Company has performed a VaR analysis to estimate the maximum amount of potential loss in fair value of the Company's cash and investments over a one-year time horizon and at a 95% confidence level. The estimate has been prepared separately for each of the Company's market risk exposures in the trading and available-for-sale portfolios. VaR related to the held-to-maturity portfolio has been excluded from this analysis and not reported separately because the amounts were not material.

The estimates of VaR were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and foreign currency exchange rates and equity prices for the 60 months ended December 31, 2001 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a proxy for risk measurement. Mean assumptions include no change in annual interest and foreign currency rates, a 6.0% return on equity securities and a 4.0% return on fixed income securities. The VaR at December 31, 2000 was calculated assuming a 9.0% return on equity securities and a 4.0% return on fixed income securities. VaR is a statistical estimate and should not be viewed as predictive of the Company's future financial performance and there can be no assurance that the Company's actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years. Indeed, the negative investment returns and volatility experienced in both 2001 and 2000 demonstrate that we may exceed the VaR amounts more frequently than the analysis would suggest.

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

Therefore such models are tools and do not substitute for the experience and judgment of management.

The VaR for each component of the Company's market risk in the trading portfolio as of December 31, 2001 and December 31, 2000 was:

Trading portfolio (in millions U.S.$) :                     2001          2000
--------------------------------------------------------------------------------
     Interest rate risk                                   $  13.7       $   5.3
     Equity price risk                                       18.9         180.8
     Foreign exchange rate risk                               0.1          46.3
     Diversification benefit                                (26.9)       (150.1)
--------------------------------------------------------------------------------
                                                          $   5.8       $  82.3
--------------------------------------------------------------------------------

Estimated changes in fair value associated with the trading portfolio would have a direct effect on net income. The portfolio's total VaR includes a diversification benefit since interest rate, equity and currency risks are only partially correlated. The decrease in VaR of the trading portfolio at December 31, 2001 compared to December 31, 2000 reflects the significant reduction in the size of the trading portfolio and the reduction in exposure to U.S. and emerging markets equities in 2001.

The VaR for each component of the Company's market risk in the available-for-sale portfolio as of December 31, 2001 was:

Available-for-sale portfolio (in millions U.S.$) :                        2001
--------------------------------------------------------------------------------
     Interest rate risk                                                 $   4.0
     Equity price risk                                                    154.3
     Foreign exchange rate risk                                            46.7
     Diversification benefit                                             (109.2)
--------------------------------------------------------------------------------
                                                                        $  95.8
--------------------------------------------------------------------------------

The available-for-sale portfolio had a fair value of $44.6 million at December 31, 2000 and therefore comparative figures for VaR as of this date have not been disclosed, as the comparison would not be meaningful. Estimated changes in fair value associated with the available-for-sale portfolio would have a direct effect on other comprehensive income.

The VaR for each component of the Company's market risk in the combined trading and available-for-sale portfolios as of December 31, 2001 and December 31, 2000 was:

Total portfolio (in millions U.S.$) :                        2001         2000
--------------------------------------------------------------------------------
     Interest rate risk                                    $  16.4      $   5.3
     Equity price risk                                       169.0        180.8
     Foreign exchange rate risk                               46.7         46.3
     Diversification benefit                                (144.0)      (150.1)
--------------------------------------------------------------------------------
                                                           $  88.1      $  82.3
--------------------------------------------------------------------------------

The Company has taken actions during 2001 to reduce the overall risk of the total portfolio by reducing the exposure to global equity securities and increasing the proportion of assets invested in fixed income securities. Despite these actions the overall VaR has increased slightly since December 31, 2000. This increase in total VaR can be attributed to the decrease in the overall expected investment return of the portfolio, given the current economic environment. This is due to a decrease in the expected investment return from global equity securities along with the reduction in the proportion of total assets invested in global equity securities during 2001.

The average, high and low VaR for each component of the Company's market risk in the trading portfolio for the year ended December 31, 2001 was:

Trading portfolio (in millions U.S.$) :                Average        High         Low
----------------------------------------------------------------------------------------
     Interest rate risk                                $  13.8      $  16.8      $  11.3
     Equity price risk                                    51.7         68.8         17.2
     Foreign exchange rate risk                           12.6         19.2          0.1
     Diversification benefit                             (57.8)       (75.2)       (22.8)
----------------------------------------------------------------------------------------
                                                       $  20.3      $  29.6      $   5.8
----------------------------------------------------------------------------------------

The average, high and low VaR for each component of the Company's market risk in the available-for-sale portfolio for the year ended December 31, 2001 was:

Available-for-sale portfolio (in millions U.S.$) :     Average        High         Low
----------------------------------------------------------------------------------------
     Interest rate risk                                $   4.3      $   6.8      $   2.3
     Equity price risk                                   156.8        172.1        144.6
     Foreign exchange rate risk                           43.4         46.7         39.6
     Diversification benefit                            (115.1)      (123.0)      (112.1)
----------------------------------------------------------------------------------------
                                                       $  89.4      $ 102.6      $  74.4
----------------------------------------------------------------------------------------

The average, high and low VaR for each component of the Company's market risk in the combined trading and available-for-sale portfolio for the year ended December 31, 2001 was:

Total portfolio (in millions U.S.$) :                  Average        High         Low
----------------------------------------------------------------------------------------
     Interest rate risk                                $  17.0      $  19.4      $  14.8
     Equity price risk                                   198.5        227.7        169.0
     Foreign exchange rate risk                           46.8         49.4         45.4
     Diversification benefit                            (164.1)      (175.7)      (141.1)
----------------------------------------------------------------------------------------
                                                       $  98.2      $ 120.8      $  88.1
----------------------------------------------------------------------------------------

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

..     the uncertainties of the reserving process
..     the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001
..     our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001
..     the impact on our ability to sell our remaining real estate assets following the terrorist attacks on the World Trade Center and the related events of September 11, 2001
..     our ability to sell OPUS Re
..     the occurrence of catastrophic events with a frequency or severity exceeding our estimates
..     loss of the services of any of the Company's remaining executive officers
..     uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)
..     losses due to interest rate fluctuations
..     volatility in global financial markets which could affect our investment portfolio
..     the resolution of any pending or future tax assessments by the IRS against us
..     the resolution of other pending litigation

We do not undertake to update these forward-looking statements in any manner.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The Consolidated Financial Statements of OPL are filed together with this
Report: see pages [F-1 to F-22] which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants
-----------------------------------------------------
        on Accounting and Financial Disclosure
        --------------------------------------

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors
---------

Set forth below is certain biographical information concerning each of the directors.

Robert J. Clanin                   Age 58                   Director since 1994

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


D. Scott Davis                     Age 50                   Director since 1999

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


Mary R. Hennessy                   Age 49                   Director since 2000

Ms. Hennessy was elected President and Chief Operating Officer of OPL on January 4, 2000 and Chief Executive Officer on April 1, 2000. Prior to her appointment at OPL, Ms. Hennessy held positions at TIG Holdings, Inc. from 1996 to 1999, a NYSE-publicly traded insurance holding company, initially as Executive Vice President and Chief Underwriting Officer and then as President and Chief Operating Officer. From 1988 to 1996, she served as President of Am-Re Services, Inc., Chairman and Chief Executive Officer of Am-Re Consultants, Inc. and Senior Vice President and Chief Actuary for American Re-Insurance Company. On March 14, 2002, pursuant to the terms of her Employment Agreement with the Company, Ms. Hennessy gave formal notice of her intention to terminate her employment no later than April 15, 2002.


Joseph M. Pyne                     Age 54                   Director since 1995

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


Cyril E. Rance                     Age 67                   Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He is a director of XL Capital Ltd., and of several international companies registered in Bermuda.

Executive Officers
------------------

Listed below is certain information relating to the executive officers of OPL.

Name                 Age    Officers
-----------------    ---    -----------------------------------
Mark R. Bridges      42     Chief Financial Officer and Treasurer

Michael J. Cascio    46     President and Chief Executive Officer of OPUS Re (1)

Mark B. Cloutier     46     Chief Claims Officer

Mary R. Hennessy     49     President and Chief Executive Officer

Jed E. Rhoads        43     Executive Vice President, Reinsurance and President,
                            Finite

(1) Mr. Cascio was Chief Underwriting Officer of OPL from January 1, 2000 to January 31, 2001 when he was then appointed President and Chief Executive Officer of OPUS Re.

Executive Officer Biographical Information
------------------------------------------

Mr. Bridges has served as Chief Financial Officer and Treasurer of OPL since May 1998. He also serves as a Director of all OPL subsidiaries. He joined OPL from KPMG Peat Marwick in Bermuda, where he had been a partner since 1988. He qualified as a Member of the Institute of Chartered Accountants in England and Wales in 1983 and was awarded his fellowship in 1994.

Mr. Cascio served as Chief Underwriting Officer of OPL from January 1, 2000 until January 31, 2001. He also served on the Board of Directors of all Bermuda subsidiaries and OPUS Re until his appointment on February 1, 2001 as President and Chief Executive Officer of OPUS Re. Mr. Cascio remains a member of the Board of Directors of OPUS Re, however resigned his board positions of the Bermuda subsidiaries. Prior to his appointment at OPL in January 2000, Mr. Cascio was one of the co-founders of Stockton Re, a Bermuda based finite risk reinsurer and from 1994 until 1997, he served as one of the Managing Directors. His prior experience also includes senior underwriting and management positions with Centre Re, Pinnacle Reinsurance, KPMG and Travelers Insurance Company. Mr. Cascio is a Fellow of the Casualty Actuarial Society (FCAS), a member of the American Academy of Actuaries and Founder and first President of CABER (Casualty Actuaries of Bermuda).

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

Mr. Rhoads currently has the title of Executive Vice President, Reinsurance and President, Finite. He has served as the President of OP Finite, (a division of OPRe), since he joined the Company on December 1, 2000. In addition, since the second quarter of 2001, Mr. Rhoads has also had responsibility for the underwriting, actuarial and marketing functions of the Bermuda based reinsurance operations. Prior to joining OPL, Mr. Rhoads was, from 1998 a Principal of Stockton Reinsurance Limited, a finite risk reinsurer based in Bermuda. Prior to that, Mr. Rhoads was with Sedgwick Re for 14 years most recently as Senior Executive Vice President and Corporate Treaty Officer responsible for treaty reinsurance business. Following the announcement that most of the reinsurance operations of OPL have been put into runoff, we expect that Mr. Rhoads will be leaving the Company in April 2002.

The officers of OPL serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

Item 11. Executive Compensation
-------------------------------

Summary Compensation Table
--------------------------

The following table provides certain summary information concerning the compensation paid or accrued by OPL and its Subsidiaries, to or on behalf of its executive officers. The table shows the compensation of the individual serving in the capacity of Chief Executive Officer, as well as each of the four other most highly compensated executive officers of OPL, determined for the year ended December 31, 2001, (collectively the "Named Executive Officers"), and for the years ended December 31, 2000 and 1999:

                                        Annual Compensation                  Long-term Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                                            Shares
                                                              Other Annual   Restricted   Underlying     All Other
Name and Principal                                            Compensation     Stock       Options /   Compensation
Position                     Year      Salary      Bonus (5)      (6)        Awards (7)     SARs (8)        (9)
-------------------------------------------------------------------------------------------------------------------
Mary R. Hennessy             2001     $560,000     $550,000     $189,333     $1,664,441     262,646       $ 6,800
  President and Chief        2000     $400,000     $     --     $156,000     $       --      84,311       $    --
  Executive Officer (1)

Mark R. Bridges              2001     $300,000     $329,300     $ 96,000     $1,235,052      70,352       $30,965
  EVP and Chief              2000     $240,000     $     --     $ 96,000     $       --      36,414       $12,000
  Financial Officer          1999     $171,875     $176,135     $135,000     $       --       7,021       $ 8,175

Michael J. Cascio            2001     $420,000     $315,000     $ 10,000     $1,171,890      82,077       $ 6,800
  President, OPUS Re (2)     2000     $280,000     $     --     $120,000     $       --      49,181       $14,000

Mark B. Cloutier             2001     $250,000     $ 27,000     $ 84,000     $   65,627      48,855       $ 6,800
  Chief Claims Officer       2000     $ 24,615     $100,000     $ 29,567     $       --          --       $    --
  of OPRe (3)

Jed E. Rhoads                2001     $400,000     $ 28,100     $205,369     $  334,211     125,070       $ 6,800
  President of OP            2000     $ 25,000     $     --     $ 17,115     $  125,001      44,429       $    --
  Finite (4)

(1)   Ms. Hennessy commenced employment with OPL in January 2000.
(2) Mr. Cascio commenced employment with OPL in January 2000 as Chief Underwriting Officer. On February 1, 2001 Mr. Cascio was appointed President and Chief Executive Officer of OPUS Re.
(3)   Mr. Cloutier commenced employment with OPL in November 2000.
(4)   Mr. Rhoads commenced employment with OPL in December 2000.
(5) The 1999 bonus amounts include awards in respect of performance for both 1998 (awarded and paid in January 1999) and 1999 (awarded and paid in November 1999). Amounts shown for 2001 reflect awards determined and paid in 2001 in relation to 2000 performance. Amounts awarded in 2002 in relation to 2001 performance will be recorded in 2002. Mr. Cloutier received a signing on bonus in November 2000.
(6) Other annual compensation consists of housing allowances. In addition, Ms. Hennessy was reimbursed for her 2000 relocation expenses.
(7) The terms of the Restricted Stock awards granted in 2001 to the Named Executive Officers are described in detail in the footnotes to the table "Restricted Stock Awards". Amounts reflect number of shares granted times the OPL Common Stock fair value on the date of the grant.
(8) The terms of the stock options granted in 2001 to the Named Executive Officers are described in detail in the footnotes to the table "Stock Option / SAR Grants in 2001".
(9) "All Other Compensation" for 2001 includes the following: (i) contributions to OPL's 401(k) Plan and (ii) contributions to OPL's pension plan. None of the Named Executive Officers received fees as a director or committee member.

Restricted Stock Awards
-----------------------

The following table sets forth information concerning the aggregate value of Restricted Stock held by the the Named Executive Officers at December 31, 2001:

--------------------------------------------------------------------------------
Name                              Restricted Stock (6)   Number of Restricted
                                                               Ordinary Shares
--------------------------------------------------------------------------------
Mary R. Hennessy (1)                   $1,664,441                  114,789
--------------------------------------------------------------------------------
Mark R. Bridges (2)                    $1,235,052                   85,176
--------------------------------------------------------------------------------
Michael J. Cascio (3)                  $1,171,890                   80,820
--------------------------------------------------------------------------------
Mark B. Cloutier (4)                   $   65,627                    4,526
--------------------------------------------------------------------------------
Jed E. Rhoads (5)                      $  440,829                   30,402
--------------------------------------------------------------------------------

  (1) Restricted Stock grants totaling 49,079 shares vest 100% on 12/31/02. Restricted Stock grants totaling 41,379 shares vest 100% on 3/31/03. Restricted Stock grants totaling 24,331 shares vest 100% on 3/31/04.
  (2) Restricted Stock grants totaling 49,079 shares vest 100% on 12/31/02. Restricted Stock grants totaling 20,690 shares vest 100% on 3/31/03. Restricted Stock grants totaling 15,407 shares vest 100% on 3/31/04.
  (3) Restricted Stock grants totaling 49,079 shares vest 100% on 12/31/02. Restricted Stock grants totaling 24,138 shares vest 100% on 3/31/03. Restricted Stock grants totaling 7,603 shares vest 100% on 3/31/04.
  (4)   Restricted Stock grants totaling 4,526 shares vest 100% on 3/31/04.
  (5) Restricted Stock grants totaling 18,816 shares vest 100% on 11/30/03. Restricted Stock grants totaling 11,586 shares vest 100% on 3/31/04.
  (6) Amounts reflect number of shares granted times the OPL Common Stock fair value of $14.50 per share at December 31, 2001.

Stock Option / SAR Grants in 2001
---------------------------------

The following table contains information concerning the grant of stock options to the Named Executive Officers in 2001 under OPL's 2000 Incentive Compensation
Plan:

                     Number of
                     Shares          % of Total                           Potential Realizable Value at Assumed
                     Underlying      Options /                           Annual Rates of  OPL Stock Appreciation
                     Options /       SARs        Exercise                        for Options / SARs Term (4)
                     SARs            Granted to  or Base     Expiration  ---------------------------------------
Name                 Granted (1)     Employees   Price (2)   Date (3)        0%           5%             10%
----------------------------------------------------------------------------------------------------------------
Mary R. Hennessy      112,646(5)       100.0%     $ 14.50     3/31/04     $    --     $  223,636     $  465,315
                      150,000           10.0%     $ 14.50     8/15/11     $    --     $1,367,846     $3,466,390
Mark R. Bridges        70,352            4.7%     $ 14.50     8/15/11     $    --     $  641,538     $1,625,783
Michael J. Cascio      82,077            5.5%     $ 14.50     8/15/11     $    --     $  748,458     $1,896,739
Mark B. Cloutier       48,855            3.3%     $ 14.50     8/15/11     $    --     $  445,507     $1,129,003
Jed E. Rhoads         125,070            8.3%     $ 14.50     8/15/11     $    --     $1,140,510     $2,890,276

  (1) The 2000 Incentive Compensation Plan generally provides for granting of incentive stock options ("ISOs"), non-qualified stock options ("NQSOs") (collectively "Stock Options"), stock appreciation rights ("SARs"), and shares of Restricted Stock. All grants shown are for Stock Options, except as noted. The option price per share of Stock Options must be equal to the fair market value of a share of Common Stock on the date granted. The purchase price of any Stock Option must be paid upon exercise in (i) immediately available funds, (ii) shares of Common Stock, or (iii) a combination of (i) and (ii).
        Shares acquired from exercise of a Stock Option are subject to transferability restrictions, as detailed in OPL's Bye-Laws and Memorandum of Association. In the event of a "Change in Control" any unvested Stock Options and SARs will immediately vest. Under the terms of the Named Executive Officers' employment contracts a change in control of the Company would occur, if, upon completion of the acquisition of any interest in any shares, a third party, together with persons acting in concert with the third party, would hold more than 50% of the Common Share Capital of the Company.
      (2) Represents the price of OPL Common Stock on the date of the original grant of Option or SAR.
      (3) For SARs, rights may only be exercised for cash during the four-week period prior to the expiration date.
      (4) Based on the actual term of the Stock Options or SARs and annual compounding. The dollar amounts in the 5% and 10% columns are the result of calculations at the assumed appreciation rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of shares of Common Stock. The dollar amounts in the 0% column reflect that, as a result of OPL's decision to runoff most of its operations, it is unlikely that the unexercised Stock Options or SARs will have any value in the future.
      (5)   Granted as SARs.

Stock Options and Stock Appreciation Rights Exercises and Holdings
------------------------------------------------------------------

The following table contains information on unexercised Stock Options and SARs held by the Named Executive Officers on December 31, 2001. No Stock Options or SARs were exercised by any Named Executive Officers during 2001.

Aggregated Stock Option / SAR Value at December 31, 2001

                      Number of   Unexercised Rights     Value of    Unexercised Rights (1)
Name                 Exercisable     Unexercisable      Exercisable      Unexercisable
--------------------------------------------------------------------------------------------
Mary R. Hennessy          --            346,957         $       --         $      0

Mark R. Bridges           --            113,787         $       --         $      0

Michael J. Cascio         --            131,258         $       --         $      0

Mark B. Cloutier          --             48,855         $       --         $      0

Jed E. Rhoads             --            169,499         $       --         $      0

(1) Based on the fair value per share of OPL Common Stock, as determined by the Board of Directors, as of December 31, 2001 minus the fair value per share of OPL Common Stock at the time of grant of the SAR or Stock Option. As a result of OPL's decision to runoff most of its operations, it is unlikely that the unexercised Stock Options or SARs will have any value in the future.

Employment Contracts and Termination of Employment Arrangements
---------------------------------------------------------------

This section discusses the employment contracts and termination agreements for the Chief Executive Officer and the other Named Executive Officers.

In the employment contracts and termination agreements of each of the Named Executive Officers, "Good Reason" means (a) the sale or other disposition by the Company of all or substantially all of its reinsurance operations, (b) the change in control of the Company through the acquisition of any interest in any shares, if upon completion of such acquisition the third party, together with persons acting in concert with the third party, would hold more than 50% of the Common Share Capital of the Company, (c) repeated violations by the Company of its obligations under the employment contracts, (d) without the Executive's consent, the Company reduces the Executive's current base salary, reduces the Executive's then current target total annual compensation, reduces the Executive's housing allowance, or reduces any of the benefits provided to the Executive, (e) diminution in the Executive's duties or responsibilities or the assignment of the Executive of any duties inconsistent in any adverse respect with the Executive's then current duties and responsibilities or, (f) the work permit of the Executive is terminated by the Government of Bermuda. Definition
(f) does not apply to Mr. Cascio's employment contract.

Effective January 1, 2000, the Company entered into an Employment Agreement with Mary R. Hennessy which provides that she serve as the President and Chief Executive Officer of the Company, set her annual base salary effective March 1, 2001 at $560,000, (subject to annual review), set her target annual incentive at 125% of base salary for 2001 and subsequent years, (subject to annual review), set her target long-term incentive opportunity at not less than 236% of base salary as of April 1, 2000, as well as providing for the terms of payment of salary and benefits in the event of her death or disability, termination or a Change in Control. Pursuant to the agreement, Ms. Hennessy will receive bonuses in accordance with the Company's Compensation Program.

Ms. Hennessy was also provided the right to participate in the Company's retirement plan and a monthly housing allowance of $13,000, as well as certain additional benefits provided executive officers, (including those provided to all employees generally), as detailed in the "Summary Compensation" and "Stock Option / SAR Grants in 2001" tables above.

The Board of Directors also agreed to nominate Ms. Hennessy to the Board of Directors. Additionally, if Ms Hennessy's employment is terminated by OPL without Cause or by Ms. Hennessy with Good Reason, during the term of the agreement, she is entitled to receive 1) two times her annual base salary, 2) the pro rata target annual incentive amount for the year of termination, and 3) two times the monthly housing allowance. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest and benefits are extended for one year after termination, ceasing earlier if equivalent benefit coverage is received by Ms. Hennessy. Also, in the Event of a Change in Control, Ms. Hennessy would be reimbursed for the tax imposed, if any, under Section 4999 of the U.S. Internal Revenue Code, or any similar tax, such that she would be in the same position after-tax as she would have been had no excise tax liability been incurred under Section 4999 of the Code.

The agreement terminates December 31, 2002, unless automatically extended annually thereafter or terminated at an earlier time pursuant to its terms. In the event the agreement is not extended, at the time of termination she is entitled to receive one times her annual base salary plus the target annual incentive amount plus any earned annual incentive amount for the final year of employment.

On March 14, 2002, pursuant to the terms of her Employment Agreement with the Company, Ms. Hennessy gave formal notice of her intention to terminate her employment no later than April 15, 2002.

Effective January 1, 2000, the Company entered into an Employment Agreement with Mark R. Bridges which provides that he serve as Executive Vice President and Chief Financial Officer of the Company, set his annual base salary effective March 1, 2001 at $300,000 (subject to annual review), set his target annual incentive at 100% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 150% of base salary, as well as providing for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control. Pursuant to the agreement, Mr. Bridges will receive bonuses in accordance with the Company's Compensation Program.

Mr. Bridges was also provided the right to participate in the Company's retirement plan and a monthly housing allowance of $8,000, as well as certain additional benefits provided executive officers, (including those provided to all employees generally), as detailed in the "Summary Compensation" and "Stock Option / SAR Grants in 2001" tables above.

If Mr. Bridges' employment is terminated by OPL without Cause or by Mr. Bridges with Good Reason, during the term of the agreement, he is entitled to receive 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) the monthly housing allowance for twenty-four months after termination, which shall cease if he obtains full-time employment or leaves Bermuda. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest.

The agreement terminates December 31, 2002, unless automatically extended annually thereafter or terminated at an earlier time pursuant to its terms. In the event the agreement is not extended, at the time of termination he is entitled to receive one times his annual base salary plus the target annual incentive amount plus any earned annual incentive amount for the final year of employment. In addition, he shall receive the monthly housing allowance for twelve months after termination, which shall cease if he obtains full-time employment or leaves Bermuda.

Effective January 1, 2000, the Company entered into an Employment Agreement with Michael J. Cascio which provides that he serve as President and Chief Executive Officer of OPUS Re, set his annual base salary effective February 1, 2001 at $420,000 (subject to annual review), set his target annual incentive at 100% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 125% of base salary, as well as providing for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control. Pursuant to the agreement, Mr. Cascio will receive bonuses in accordance with the Company's Compensation Program.

Mr. Cascio was also provided the right to participate in the Company's retirement plan, as well as certain additional benefits provided executive officers, (including those provided to all employees generally), as detailed in the "Summary Compensation" and "Stock Option / SAR Grants in 2001" tables above.

If Mr. Cascio's employment is terminated by OPL without Cause or by Mr. Cascio with Good Reason during the term of the agreement, he is entitled to receive 1) two times his annual base salary, 2) the pro rata target annual incentive amount for the year of termination, and 3) payment of actual expenses (up to $30,000) incurred in relocating to Bermuda, provided such relocation occurs within six months after termination. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest.

The agreement terminates December 31, 2002, unless automatically extended annually thereafter or terminated at an earlier time pursuant to its terms. In the event the agreement is not extended, at the time of termination he is entitled to receive one times his annual base salary plus the target annual incentive amount plus any earned annual incentive amount for the final year of employment. In addition, he shall receive payment of actual expenses (up to $30,000) incurred in relocating to Bermuda, provided such relocation occurs within six months after termination.

Effective December 1, 2000, the Company entered into an Employment Agreement with Jed E. Rhoads which provides that he serve as Executive Vice President-Reinsurance of Overseas Partners Re Ltd. and President of OP Finite, set his annual base salary effective March 1, 2001 at $400,000 (subject to annual review), set his target annual incentive at 100% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 200% of base salary, as well as providing for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control. Pursuant to the agreement, Mr. Rhoads will receive bonuses in accordance with the Company's Compensation Program and will also receive a bonus of $500,000 upon the earlier of (i) July 1, 2002 or (ii) the date of the consummation of an acquisition that constitutes a Change in Control, provided that Mr. Rhoads remains continuously employed by the Company through and including the applicable date. Such bonus was in order to retain stability of the Company's executive team pending completion of the Company's review of strategic alternatives.

Mr. Rhoads was also provided the right to participate in the Company's retirement plan and a monthly housing allowance of between $16,667 and $20,667, based on actual housing cost, as well as certain additional benefits provided executive officers, (including those provided to all employees generally), as detailed in the "Summary Compensation" and "Stock Option / SAR Grants in 2001" tables above.

If Mr. Rhoads employment is terminated by OPL without Cause or by Mr. Rhoads with Good Reason during the term of the agreement, he is entitled to receive 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata annual incentive amount earned for the year of termination, and 3) the monthly housing allowance for twenty-four months after termination, which shall cease if he obtains full-time employment or leaves Bermuda. In addition, all grants of Restricted Stock and Stock Options immediately vest.

The agreement terminates November 30, 2003, unless automatically extended annually thereafter or terminated at an earlier time pursuant to its terms. In the event the agreement is not extended, at the time of termination he is entitled to receive one times his annual base salary plus the target annual incentive amount plus any earned annual incentive amount for the final year of employment. In addition, he shall receive the monthly housing allowance for twelve months after termination, which shall cease if he obtains full-time employment or leaves Bermuda.

Effective November 14, 2000, the Company entered into an Employment Agreement with Mark B. Cloutier which provides that he serve as Executive Vice President and Chief Claims Officer of OPRe, set his annual base salary effective March 1, 2001 at $250,000 (subject to annual review), set his target annual incentive at 75% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 125% of base salary, as well as providing for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control. Pursuant to the agreement, Mr. Cloutier will receive bonuses in accordance with the Company's Compensation Program.

Mr. Cloutier was also provided the right to participate in the Company's retirement plan and a monthly housing allowance of $7,000, as well as certain additional benefits provided executive officers, (including those provided to all employees generally), as detailed in the "Summary Compensation" and "Stock Option / SAR Grants in 2001" tables above.

If Mr. Cloutier's employment is terminated by OPL without Cause or by Mr. Cloutier with Good Reason during the term of the agreement, he is entitled to receive 1) two times his annual base salary, 2) the pro rata target annual incentive amount for the year of termination, 3) two times the monthly housing allowance, and 4) the expense cost (up to $30,000) of relocating from Bermuda, provided such relocation occurs within six months following termination. In addition, all grants of Restricted Stock and Stock Options immediately vest.

The agreement terminates November 13, 2003, unless automatically extended annually thereafter or terminated at an earlier time pursuant to its terms. In the event the agreement is not extended, at the time of termination he is entitled to receive one times his annual base salary plus the target annual incentive amount plus any earned annual incentive amount for the final year of employment. In addition, he shall receive two times the monthly housing allowance plus the expense cost (up to $30,000) of relocating from Bermuda, provided such relocation occurs within six months following termination.

To promote stability among the other executive officers and employees, the Board of Directors of OPL authorized the Company to enter into agreements with other key employees regarding their termination due to a displacement. Displacement means the termination of the employee's employment with the Company as a consequence of declaring a runoff situation and where no Change in Control of the Company has occurred.

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION
--------------------------------------------------------

Report of the Compensation Committee on Executive Compensation
--------------------------------------------------------------

The Compensation Committee of the Board of Directors (the "Committee") has provided the following report on Executive Compensation:

Philosophy and Composition of Committee
---------------------------------------

The Committee is comprised entirely of the following non-management directors:
Cyril E. Rance, Chairman, Robert J. Clanin and D. Scott Davis. The Committee has responsibility for determining the compensation of the Chief Executive Officer ("CEO") and for approving the compensation of the other officers of OPL and its subsidiaries upon the recommendation of the CEO.

The objectives of the Committee are to (i) achieve fair compensation for the individuals; (ii) enhance shareowner value by attracting and retaining qualified executives who are creative, motivated and dedicated; and (iii) align the financial rewards of management with those of the Company's shareowners.

Establishment of Executive Compensation Program and Procedures
--------------------------------------------------------------

The executive compensation program has been amended over the last couple of years to reflect the new strategic direction of the Company after the cancellation of the shipper's risk program in late 1999. The Company hired a new CEO and other executive officers during 2000 to develop and initiate a strategy to become one of the world's largest specialty reinsurance companies focused on a small number of specialized products, delivered by experienced professionals. The current compensation program reflects the fact that the reinsurance industry is very competitive, high risk and complex. Successful companies differentiate themselves from their competitors by the talent deployed to meet their customer needs. The current compensation program also reflects the unique circumstances that relate to the attraction and retention of superior executives in Bermuda.

The Committee utilized the services of Gough Management Company, a compensation consultant, to assist in the development of the current compensation philosophy and to make recommendations regarding OPL's executive compensation program.

As an overall evaluation tool in determining levels of compensation and compensation opportunity, (e.g., base salary, annual incentive targets and stock-based compensation grant levels), for the Company's executive officers, the Committee reviews the compensation policies and levels of pay opportunity of other reinsurance and insurance companies based in Bermuda. The Committee also reviews published reinsurance and insurance industry compensation surveys, both for Bermuda and U.S. companies, as they are applicable to officers and other employees. Although the Committee has not defined or established a specific comparison group of reinsurance companies for determination of compensation, those listed in the salary surveys that share one or more common traits with OPL, such as asset size, geographic location, and similar lines of business, are given more weight.

The Company generally targets the median to second quartile of comparable companies in establishing cash based compensation and long-term incentives.

Components of the Named Executive Officer Compensation for 2001
---------------------------------------------------------------

For 2001, the executive compensation program for the Named Executive Officers consisted of the following components:

Base Salary: The Named Executive Officers' base salaries and performance are reviewed annually. The base salaries are primarily determined by evaluating the individual officers' level of responsibilities for their position, the strategic importance of their position, their position relative to other positions within OPL, and by comparing salaries detailed in the salary surveys for executives with similar experience and responsibilities outside of OPL. Bermuda-based officers are compared using surveys for Bermuda-based companies, while U.S.-based officers are compared using surveys for U.S.-based companies. Consideration is also given to the views of the CEO regarding how the Named Executive Officer has performed during prior years. The Committee does not place specific weight on any of the above-listed factors.

Housing allowance: Allowances for Bermuda based executives are intended to subsidize the executive officers' rental costs given the high cost of living in Bermuda. Such allowances are determined at the sole discretion of the Committee. The Named Executive Officers' monthly housing allowances remained at the same levels as prior years.

Annual Incentive Compensation: Each Executive Officer has a target and a maximum bonus available based upon a percentage of his/her base salary. Actual incentive awards are payable in cash based on the achievement of both individual and corporate financial and strategic goals. Individual goals, both qualitative and quantitative, are established annually for each officer and differ depending upon each officer's job responsibilities.

The annual incentive awards approved by the Committee and paid in 2001 relate to 2000 performance. In assessing individual performance, the Committee considered a number of achievements in relation to, amongst other things, capital management, development of people, systems and infrastructure and the production of new business. The Committee also considered the Company's financial performance, in particular the volume and profitability of new business written. The Committee placed little weight on actual net earnings for the performance period recognizing that such results were adversely impacted by underwriting losses on business written prior to the recruitment of the new executive team.

Long-term incentive compensation: OPL's philosophy for granting Stock Options, SARs and Restricted Stock is based on the principles of encouraging key employees to remain with the Company by providing them with a long-term interest in the Company's overall performance and an incentive to create long-term shareowner value. Stock Option and SAR grants provide an incentive for the creation of shareowner value since the full benefit of the grant to each Named Executive Officer can only be realized with an appreciation in the price of OPL's Common Stock. Restricted Stock grants also provide an incentive for the creation of shareowner value, but better meet the objectives of executive retention and attraction, since the benefit of the grant is primarily dependent upon extended service with the Company.

Stock Options and Restricted Stock are granted to Named Executive Officers pursuant to the OPL 2000 Incentive Compensation Plan using guidelines that consider competitive long-term incentive opportunities for the position and individual responsibilities and performance.

All grants were made at a per share exercise price equal to 100% of the fair market value on the date of grant. The total number of Stock Option grants made in 2001 for all participants was for 1,501,831 shares of OPL Common Stock, of which 476,354 shares, or 31.72%, were awarded to the Named Executive Officers. The total number of Restricted Stock grants made in 2001 for all participants was for 446,749 shares of OPL Common Stock, of which 308,360 shares, or 69.02%, were awarded to the Named Executive Officers. The total number of SAR grants made in 2001 for all participants was 112,646, of which 100% were granted to Ms. Hennessy.

Determination of the CEO's Compensation
---------------------------------------

Mary R. Hennessy has served as the CEO of the Company since April 1, 2000. Ms. Hennessy's compensation package is detailed under the tables and descriptive paragraphs of this section entitled "Executive Compensation and Other Information."

In evaluating the CEO's performance, the Committee reviews the financial performance of the Company and other performance assessment areas uniquely determined for the CEO, as determined by the Committee.

Base salary: Ms. Hennessy's base salary for 2001 was determined by the Committee after an assessment of competitive salary levels for CEO's of similar-sized reinsurance companies and her overall performance as a leader of the Company. Based on these factors and to better align base salary with assessed market rates, the Committee established Ms. Hennessy's 2001 annual base salary at $560,000.

Housing allowance: Ms. Hennessy's housing allowance remained at $13,000 per month, consistent with the prior year.

Annual Incentive Compensation: Target Annual Incentive opportunity for 2000 performance was 100% of base salary, with a maximum of 150% of base salary. The annual incentive, paid in 2001 and earned for 2000 performance, was determined by the Committee to be $550,000. The Committee considered both the performance of the Company and the individual performance of Ms. Hennessy, although significantly more weight was given to the latter criteria reflecting the transitional nature of the Company and fact that actual net earnings for the performance period were adversely impacted by underwriting losses on business written prior to her assuming the CEO position. Ms. Hennessy's individual performance weighting reflected, amongst other things, the development and initiation of the Company's strategic plan to become one of the world's largest specialty reinsurance companies, discontinuation and other corrective action associated with certain unprofitable product lines, development of new specialty reinsurance products, the attraction and development of a new management team, development of key systems and infrastructure, the acquisitions of OPUS Re and OP Finite and the building of other underwriting teams.

Long-term incentive compensation: Under the terms of her employment agreement Ms. Hennessy was entitled to receive a long-term incentive award that targeted a value of 236% of base salary. The target value was based on the Committee's assessment of competitive award levels for CEO's of similar-sized reinsurance companies and assumed a 10% per annum compound growth in fair value over the three-year vesting period. The award was satisfied through a combination of Stock Options, Restricted Stock and SARs, each of which were granted at a per share exercise price equal to 100% of the fair value per share at the grant date. In addition, Ms. Hennessy was granted 49,079 Restricted Stock shares, which vest 100% on December 31, 2002, to fulfill the Company's obligation to Ms. Hennessy under the terms of her 2000 employment contract.

The Company is not subject to Section 162(m) of the Internal Revenue Service
Code.

The foregoing report has been respectfully furnished by the members of the Compensation Committee, being:

Cyril E. Rance, Chairman
Robert J. Clanin
D. Scott Davis

Compensation of Directors
-------------------------

Directors who are employees of OPL receive no additional compensation for their service as directors or as members of committees appointed by the Board of Directors. Other directors receive an annual retainer award of $40,000. Members of the Audit, Compensation and Nominating Committees who are not employees of OPL receive an additional fee of $1,250 for each Committee meeting they attend.

On August 15, 2001 each non-employee director of OPL received 6,204 Stock Options, each with an exercise price of $14.50. These Stock Options vest on August 15, 2004 and expire on August 15, 2011. As a result of OPL's decision to runoff most of its operations, it is unlikely that these Stock Options will have any value in the future.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Compensation Committee is comprised of the following members - Cyril E. Rance (Chairman), D. Scott Davis and Robert J. Clanin. Two members of the Compensation Committee of the Board of Directors of OPL were officers of OPL. Robert J. Clanin served as Vice President of OPL from 1990 until 1994, and D. Scott Davis served as President and Chief Executive Officer of OPL from January 1999 until March 2000.

See Item 13 for disclosure of Common Relationships with UPS.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

                                            Common Stock Held as of February 28, 2002(1)
                                            -------------------------------------------------------------------
Name                                        Shares Beneficially      Additional Shares in    Total Shares and
                                            Owned (2)                which the Director or   Percent of Class
                                                                     Nominee has, or
                                                                     Participates in the
                                                                     Voting or Investment
                                                                     Power (3)
---------------------------------------------------------------------------------------------------------------
Mark R. Bridges
      Cumberland House
      One Victoria Street
      P.O. Box 1581
      Hamilton, HM GX, Bermuda                      94,142                                       94,142 (0.08%)
Michael J. Cascio
      1700 Market Street
      27th Floor
      Philadelphia, PA 19103                        80,820                    --                 80,820 (0.07%)
Robert J. Clanin
      55 Glenlake Parkway
      NE  Atlanta, GA 30328                         35,715                 5,562,472           5,398,187 (4.53%)
Mark B. Cloutier
      Cumberland House
      One Victoria Street
      P.O. Box 1581
      Hamilton, HM GX, Bermuda                       4,526                    --                 4,526 (0.00%)
D. Scott Davis
      55 Glenlake Parkway
      NE  Atlanta, GA 30328                         17,791                    --                 17,791 (0.01%)
Mary R. Hennessy
      Cumberland House
      One Victoria Street
      P.O. Box 1581
      Hamilton, HM GX, Bermuda                     114,789                    --                114,789 (0.10%)

                                            Common Stock Held as of February 28, 2002(1)
                                            -------------------------------------------------------------------
Name                                        Shares Beneficially      Additional Shares in    Total Shares and
                                            Owned (2)                which the Director or   Percent of Class
                                                                     Nominee has, or
                                                                     Participates in the
                                                                     Voting or Investment
                                                                     Power (3)
---------------------------------------------------------------------------------------------------------------
Joseph M. Pyne
      55 Glenlake Parkway
      NE  Atlanta, GA 30328                         21,977                    --                 21,977 (0.10%)
Cyril E. Rance
      Blue Anchorage
      No. 6 Agars Hill - Point Shares
      Pembroke, HM 05, Bermuda                       2,000                    --                 2,000 (0.00%)
Jed E. Rhoads
      Cumberland House
      One Victoria Street
      P.O. Box 1581
      Hamilton, HM GX, Bermuda                      30,402                    --                 30,402 (0.03%)
All directors and executive officers as a
group (9 persons) (4)                              402,162                 5,362,472           5,764,634 (4.84%)

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

      (2) The amounts shown in this column include an aggregate of 14,123 shares owned by or held in trust for members of the families of Mr. Clanin as to which they disclaim beneficial ownership. The amounts shown in this column include unvested Restricted Stock held by the Named Executive Officers.

      (3) None of the directors, nominees, other officers or members of their families, have any ownership rights in the shares listed in this column. Of the shares 5,025,310 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.

      (4) All directors and officers as a group are totaled as of February 28,2002.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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

OPL was organized to reinsure shipper's risks relating to packages carried by subsidiaries of UPS as a common carrier as well as to underwrite other reinsurance for insureds unaffiliated with UPS. Since commencing operations on January 1, 1984, OPL's primary reinsurance business was reinsuring insurance issued by United States-based insurance companies unaffiliated with UPS or OPL. On August 31, 1999, the primary insurer notified OPL that effective October 1, 1999 UPS intended to provide shipper's risk reinsurance for its customers through a UPS subsidiary. With the cancellation of the shipper's risk reinsurance, OPL no longer receives revenue from this program. On March 23, 2000, with an effective date of October 1, 1999, OPL entered into a Claims Handling Agreement with UPS Re Ltd. ("UPS Re"), a subsidiary of UPS, for the purpose of runoff of the shipper's risk reinsurance contracts. OPL will pay UPS Re $25,000 annually until termination of this Agreement for claims administration fees.

OPL's reinsurance business has also included reinsurance of workers' compensation insurance issued by another unaffiliated United States-based insurance company covering risks of a UPS subsidiary in the State of California.

Three members of OPL's Board of Directors served as officers of UPS during 2001. Mr. Robert J. Clanin has served as Vice President, Treasurer and Chief Financial Officer of UPS since 1994 until his retirement on January 8, 2001, Mr. Joseph M. Pyne serves as Senior Vice President - Corporate Marketing of UPS and Mr. D Scott Davis served as Vice President of Finance for UPS from April 1, 2000 until his appointment as Vice President, Treasurer and Chief Financial Officer of UPS on January 8, 2001. As such these individuals had an interest in transactions occurring between the Company and UPS in 2001. In considering which risks related to UPS's business to reinsure, directors of OPL who are also officers and shareowners of UPS must consider the impact of their business decisions on each of the two companies. Although prevailing market conditions are among the factors considered by them in making such decisions, there can be no assurance that transactions relating to the two companies will be on the most favorable terms that could be obtained by either party in the open market. OPL does not have any formal conflict resolution procedures.

In December 1989, OCC acquired from UPS the Ramapo Ridge facility. From July 1990 until January 31, 2002 the Facility was leased to a subsidiary of UPS, through OCC, for an initial term due to expire in 2019. UPS uses the Facility as a data processing, telecommunications and operations center. OPL had guaranteed OCC's performance of the leasing arrangements described below.

The lease payments had fixed and variable components. OCC irrevocably assigned the right to receive the fixed component of rentals on the Facility lease to its subsidiary, OPL Funding, a Delaware corporation. OPL Funding pledged its interest in these payments to secure bonds issued to finance the acquisition of the leased assets. UPS's obligation to pay the fixed rentals to OPL Funding was absolute and unconditional during the initial term of the lease. The variable component of the lease payments was based on the number of customer accounts maintained by UPS.

UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million. From the sale proceeds a termination payment of $84.2 million was made to the Trustee for the bondholders. This is sufficient to defease all remaining interest payments due on the bonds.

In 2001 OCC received rental payments of approximately $18.5 million in the aggregate from UPS pursuant to the lease described above.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

      (a)   1.    Financial Statements.

                  - See Index to Financial Statements and Financial Statement Schedules at page F-1

            2.    Financial Statement Schedules.

                  - See Index to Financial Statements and Financial Statement Schedules at page F-1

            3.    List of Exhibits.

                  - See Exhibit Index at page E-1

      (b)         Reports on Form 8-K.

                  - On February 13, 2002 OPL filed a report on Form 8-K which contained a Letter to Shareholders and Press Release describing the decisions made by the OPL Board of Directors to stop writing new reinsurance business in Bermuda, find a buyer for OPUS Re, and begin running off OPL's reinsurance reserves.

                  - On March 20, 2002 OPL filed a report on Form 8-K reporting that on March 14, 2002, pursuant to the terms of the Employment Agreement between the Company and Mary R. Hennessy (President & Chief Executive Officer), Ms. Hennessy gave formal notice of her intention to terminate her employment no later than April 15, 2002.

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

                                          OVERSEAS PARTNERS LTD.


Date: March 30, 2002                      By: /s/ Mary R. Hennessy
                                          -------------------------------------
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this Report below:

     Signature                          Title                         Date
--------------------------------------------------------------------------------


/s/ Mary R. Hennessy     President, Chief Executive Officer      March 30, 2002
--------------------                 and Director
 (Mary R. Hennessy)


/s/ Mark R. Bridges            Chief Financial Officer           March 30, 2002
-------------------
 (Mark R. Bridges)


/s/ Robert J. Clanin            Chairman of the Board            March 30, 2002
--------------------              of Directors and
 (Robert J. Clanin)                   Director


/s/ D. Scott Davis                     Director                  March 30, 2002
-------------------
  (D. Scott Davis)


 /s/ Joseph M. Pyne                    Director                  March 30, 2002
 ------------------
  (Joseph M. Pyne)


 /s/ Cyril E. Rance                    Director                  March 30, 2002
 ------------------
  (Cyril E. Rance)

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

Item 8.       Financial Statements                                   Page Number
-------       --------------------                                   -----------
              Independent Auditors' Report                              F - 2

              Consolidated Balance Sheets as of December 31,            F - 3
              2001 and 2000

              Consolidated Statements of Income for the years ended     F - 4
              December 31, 2001, 2000, and 1999

              Consolidated Statements of Comprehensive Income for       F - 5
              the years ended December 31, 2001, 2000, and 1999

              Consolidated Statements of Members' Equity for the        F - 6
              years ended December 31, 2001, 2000, and 1999

              Consolidated Statements of Cash Flows for the years       F - 7
              ended December 31, 2001, 2000, and 1999

              Notes to Consolidated Financial Statements for the        F - 8
              years ended December 31, 2001, 2000, and 1999               to
                                                                        F - 22

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, members' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE

Hamilton, Bermuda
February 13, 2002

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2001 and 2000
(In thousands U.S.$, except share and per share amounts)

ASSETS:                                                                                            2001             2000
                                                                                                   ----             ----
Investments:
   Trading, at fair value-
     Debt securities (amortized cost 2001 - $nil, 2000 - $549,422)                          $        --      $   539,302
     Equity securities (cost 2001 - $453,523, 2000 - $1,242,202)                                516,074        1,525,453
   Available-for-sale, at fair value-
     Debt securities (amortized cost 2001 - $835,962, 2000 - $44,554)                           826,221           44,620
     Equity securities (amortized cost 2001 - $665,898, 2000 - $nil)                            596,167               --
   Restricted investments, held-to-maturity, at amortized cost
     (fair value 2001-$279,581, 2000-$285,067)                                                  237,917          242,209
------------------------------------------------------------------------------------------------------------------------
                                                                                              2,176,379        2,351,584
Cash and cash equivalents                                                                       485,902          515,159
Reinsurance balances receivable                                                                 661,781          449,309
Funds withheld                                                                                  200,771          189,933
Deferred acquisition costs                                                                       60,218           53,075
Real estate & leasing:
   Operating lease with UPS                                                                      93,843           96,335
   Finance leases                                                                                42,122           43,886
   Hotel                                                                                        150,111          155,219
   Office buildings                                                                             305,355          582,365
Other assets:
   Goodwill                                                                                       5,816           23,568
   Other                                                                                        108,676          117,151
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $ 4,290,974      $ 4,577,584
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                            $ 1,831,255      $ 1,416,733
Unearned premiums                                                                               287,301          301,572
Reinsurance balances payable                                                                    201,431           77,088
Accounts payable and other accruals                                                              42,159           57,428
Deferred income taxes                                                                            12,738            6,116
Short-term debt                                                                                      --          135,000
Long-term debt                                                                                  556,099          761,943
Minority interest                                                                                41,070           43,699
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           $ 2,972,053      $ 2,799,579
------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                                        --               --
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued              --               --


Members' equity:
Common Stock, par value, $0.10 per share; authorized 900 million shares;
  issued 127.5 million; outstanding 119,093,919 shares (2000: 120,936,681 shares)                12,750           12,750
Contributed surplus                                                                              37,650           39,991
Retained earnings                                                                             1,506,066        1,850,577
Treasury stock (2001 - 8,406,081 shares, 2000 - 6,563,319 shares), at cost                     (155,406)        (125,379)
Deferred compensation                                                                            (3,115)              --
Accumulated other comprehensive (loss) income                                                   (79,024)              66
------------------------------------------------------------------------------------------------------------------------
Total members' equity                                                                         1,318,921        1,778,005
------------------------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                                       $ 4,290,974      $ 4,577,584
------------------------------------------------------------------------------------------------------------------------
Net book value per share                                                                    $     11.07      $     14.70
------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2001, 2000 and 1999
(In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

                                                                        2001             2000             1999
                                                                        ----             ----             ----
Revenues:
  Gross reinsurance premiums written                             $   694,412      $   563,553      $   845,023
  Reinsurance premiums ceded                                         (93,932)         (62,868)         (25,340)
--------------------------------------------------------------------------------------------------------------
  Net reinsurance premiums written                                   600,480          500,685          819,683
  Change in unearned premiums                                          8,932           85,331          (11,974)
--------------------------------------------------------------------------------------------------------------
  Reinsurance premiums earned                                        609,412          586,016          807,709
  Commission and fee income                                           12,125            5,621            5,574
  Operating lease with UPS                                            18,674           18,509           17,932
  Finance leases                                                       3,451            3,643            3,778
  Hotel                                                               91,024          107,055          101,208
  Office buildings                                                    83,831          144,615          150,218
  Gain on sale of real estate assets and PIP                          41,767           49,496               --
  Interest                                                            61,102           64,104           54,396
  Realized gain on trading and available-for-sale securities         150,898           57,737           99,437
  Unrealized (loss) gain on trading securities                      (199,388)        (180,192)         135,088
  Amortization of fixed income securities                             12,650           14,655           14,657
  Dividends                                                           15,182           11,223           11,355
--------------------------------------------------------------------------------------------------------------
                                                                     900,728          882,482        1,401,352
--------------------------------------------------------------------------------------------------------------

Expenses:
  Reinsurance losses and loss expenses                               707,792          955,286          759,231
  Reinsurance commissions, taxes and other                           211,387          145,341          120,256
  Depreciation and impairment expense                                 21,272           72,931           36,446
  Real estate and leasing operating expenses                         118,742          150,680          145,388
  Interest expense                                                    53,166           69,563           71,533
  Minority interest in earnings                                        4,071            3,867            3,029
  Investment expenses                                                  6,112            4,938            6,197
  Amortization of goodwill                                             1,355            2,973            2,550
  Other operating expenses                                            15,312           14,722           12,795
--------------------------------------------------------------------------------------------------------------
                                                                   1,139,209        1,420,301        1,157,425
--------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                   (238,481)        (537,819)         243,927
--------------------------------------------------------------------------------------------------------------
Income taxes - current                                               (19,492)         (30,620)         (13,155)
             - deferred                                               (2,785)          10,523            2,023
--------------------------------------------------------------------------------------------------------------
                                                                     (22,277)         (20,097)         (11,132)
--------------------------------------------------------------------------------------------------------------
Net (loss) income                                                $  (260,758)     $  (557,916)     $   232,795
--------------------------------------------------------------------------------------------------------------

Basic and diluted net (loss) income per share                    $     (2.19)     $     (4.53)     $      1.85
--------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                        119,098          123,112          125,882
--------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2001, 2000 and 1999
(In thousands U.S.$)

                                                                        2001           2000          1999
                                                                        ----           ----          ----
Net (loss) income                                                  $(260,758)     $(557,916)     $232,795

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale
  securities                                                         (52,566)           108            --
Less: reclassification adjustment for gains included in
  net income                                                         (27,015)            --            --
---------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income before income tax                  (79,581)           108            --

Income tax receivable (payable) related to other comprehensive
  (loss) income items                                                    491            (42)           --
---------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                    (79,090)            66            --

---------------------------------------------------------------------------------------------------------
Comprehensive (loss) income                                        $(339,848)     $(557,850)     $232,795
---------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Members' Equity
Years Ended December 31, 2001, 2000 and 1999
(In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

                                             Common Stock             Treasury Stock           Deferred
                                         Shares       Amount      Shares         Amount      Compensation
                                         ------       ------      ------         ------      ------------
Balance, January 1, 1999                127,500      $12,750        (277)      $  (4,703)      $    --

Net income                                   --           --          --              --            --

Dividends paid ($1.20 per share)             --           --          --              --            --

Purchase of treasury stock                   --           --      (8,671)       (172,443)           --

Sale of treasury stock                       --           --       5,839         115,014            --
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              127,500      $12,750      (3,109)      $ (62,132)      $    --

Net loss                                     --           --          --              --            --

Net unrealized gain on available-            --           --          --              --            --
   for-sale securities, net of tax

Dividends paid ($1.20 per share)             --           --          --              --            --

Purchase of treasury stock                   --           --      (3,454)        (63,247)           --
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2000              127,500      $12,750      (6,563)      $(125,379)      $    --

Net loss                                     --           --          --              --            --

Net unrealized loss on available-            --           --          --              --            --
   for-sale securities, net of tax

Dividends paid ($0.70 per share)             --           --          --              --            --

Purchase of treasury stock                   --           --      (2,279)        (38,732)           --

Treasury shares issued for
restricted common stock
compensation, net of forfeitures             --           --         436           8,705        (6,364)

Amortization of restricted                   --           --          --              --         3,249
common stock compensation
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2001              127,500      $12,750      (8,406)      $(155,406)      $(3,115)
---------------------------------------------------------------------------------------------------------

                                                                        Accumulated
                                                                           Other           Total
                                      Contributed       Retained       Comprehensive      Members'
                                        Surplus         Earnings       Income (Loss)       Equity
                                        -------         --------       -------------       ------
Balance, January 1, 1999                $ 39,757       $ 2,476,865       $     --       $ 2,524,669

Net income                                    --           232,795             --           232,795

Dividends paid ($1.20 per share)              --          (152,886)            --          (152,886)

Purchase of treasury stock                    --                --             --          (172,443)

Sale of treasury stock                       234                --             --           115,248
---------------------------------------------------------------------------------------------------
Balance, December 31, 1999              $ 39,991       $ 2,556,774       $     --       $ 2,547,383

Net loss                                      --          (557,916)            --          (557,916)

Net unrealized gain on available-             --                --             66                66
   for-sale securities, net of tax

Dividends paid ($1.20 per share)              --          (148,281)            --          (148,281)

Purchase of treasury stock                    --                --             --           (63,247)
---------------------------------------------------------------------------------------------------
Balance, December 31, 2000              $ 39,991       $ 1,850,577       $     66       $ 1,778,005

Net loss                                      --          (260,758)            --          (260,758)

Net unrealized loss on available-             --                --        (79,090)          (79,090)
   for-sale securities, net of tax

Dividends paid ($0.70 per share)              --           (83,753)            --           (83,753)

Purchase of treasury stock                    --                --             --           (38,732)

Treasury shares issued for
restricted common stock
compensation, net of forfeitures          (2,341)               --             --                --

Amortization of restricted                    --                --             --             3,249
common stock compensation
---------------------------------------------------------------------------------------------------
Balance, December 31, 2001              $ 37,650       $ 1,506,066       $(79,024)      $ 1,318,921
---------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In thousands U.S.$)

                                                                                   2001            2000            1999
                                                                                   ----            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income                                                           $  (260,758)    $  (557,916)    $   232,795
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Deferred income taxes                                                           2,785         (10,523)         (2,023)
  Depreciation and impairment expense                                            21,272          72,931          36,446
  Minority interest in earnings                                                   4,071           3,867           3,029
  Realized gain on trading and available-for-sale securities                   (150,898)        (57,737)        (99,437)
  Unrealized loss (gain) on trading securities                                  199,388         180,192        (135,088)
  Amortization of fixed income securities                                       (12,650)        (14,655)        (14,657)
  Amortization of restricted common stock compensation                            3,249              --              --
  Gain on sale of real estate assets and PIP                                    (41,767)        (49,496)             --
  Other                                                                           2,443            (371)          4,405
Changes in assets and liabilities:
  Reinsurance balances receivable                                              (212,472)        (18,855)        (95,664)
  Funds withheld                                                                (10,838)         44,352        (115,121)
  Deferred acquisition costs                                                     (7,143)         34,071          (7,696)
  Other assets                                                                   12,766          (9,158)        (25,722)
  Accrued losses and loss expenses                                              414,522         444,532         503,875
  Unearned premiums                                                             (14,271)        (75,173)         24,353
  Reinsurance balances payable                                                  124,343          33,622          15,173
  Accounts payable and other accruals                                           (15,269)          8,796          (6,771)
Proceeds from sales and maturities of trading investments                     2,901,948       1,005,143       1,085,097
Purchase of trading investments                                              (1,428,772)       (942,707)       (905,741)
-----------------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                1,531,949          90,915         497,253

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments          1,605,562          49,909              --
Purchase of available-for-sale investments                                   (3,038,053)        (86,349)             --
Proceeds from maturity of restricted investments                                 20,873          20,146          16,946
Purchase of restricted investments                                               (1,773)         (4,769)         (1,108)
Net proceeds from sales of real estate assets and PIP                           126,918         123,224              --
Acquisition of business, net of cash                                                 --         (16,678)             --
Additions to real estate and leasing assets                                      (3,037)        (20,926)        (10,062)
-----------------------------------------------------------------------------------------------------------------------

Net cash flow (used) provided by investing activities                        (1,289,510)         64,557           5,776
-----------------------------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                                     (38,732)        (63,247)       (172,443)
Proceeds from sale of treasury stock                                                 --              --         115,248
Repayment of debt                                                              (142,511)         (9,784)         (9,596)
Borrowings                                                                           --         135,000              --
Distributions to minority interest                                               (6,700)         (4,337)         (3,871)
Dividends paid                                                                  (83,753)       (148,281)       (152,886)
-----------------------------------------------------------------------------------------------------------------------

Net cash flow used by financing activities                                     (271,696)        (90,649)       (223,548)
-----------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                            (29,257)         64,823         279,481
Cash and cash equivalents:
Beginning of year                                                               515,159         450,336         170,855
-----------------------------------------------------------------------------------------------------------------------
End of year                                                                 $   485,902     $   515,159     $   450,336
-----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Amount of cash paid during the year for:
  U.S. income taxes                                                         $    25,574     $    29,341     $    10,527
  Interest                                                                  $    51,027     $    71,653     $    72,258
Assignment of debt in partial consideration for sale of office buildings    $   198,389     $    94,473     $        --
-----------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

1. ORGANIZATION
   ------------

The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty, property catastrophe and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause most of its operations to begin an orderly runoff. On this date OPL and its Bermuda based reinsurance subsidiaries discontinued writing new business and put their operations into runoff. Overseas Partners US Reinsurance Company (OPUS Re) will continue its reinsurance operations and discussions between OPL and companies potentially interested in buying OPUS Re are in process.

The decision to put the Bermuda operations into runoff will significantly change the future results of our reinsurance operations and the associated cash flows. There will be no new business written in Bermuda and therefore the cash received for premiums will significantly decrease. We therefore expect that by late 2002 we will become cash flow negative in our reinsurance operations. Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

Until its cancellation effective October 1, 1999, OPL's largest program related to the reinsurance of customer packages shipped by United Parcel Service of America Inc. (UPS). The program generated premium revenues of $273.5 million in 1999 which contributed $213.5 million to net underwriting income in that year.

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

Premiums written and ceded are recorded based on estimates of ultimate amounts at inception of the contract. Such estimates are regularly reviewed with adjustments, if any, recorded in the period in which they are determined. Premiums written and ceded are recognized as earned on a pro-rata basis over the period the coverage is provided. Unearned premiums and acquisition costs, primarily commissions and taxes, applicable to the unexpired periods of the policies in force, are deferred. The deferral of acquisition expenses is limited to their realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned and to the future anticipated investment income related to such premiums. After limiting the deferral of acquisition expenses, any additional premium deficiency is recorded as part of incurred losses and loss expenses. The deferral of acquisition expenses is reviewed on a program-by-program basis.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management's best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed periodically and adjustments are made in the period in which they become known. Although management believes the reserve is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. There are also significant uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred.

The Company recognizes reinsurance recoveries when the associated loss is incurred. The Company would remain liable to the extent that the reinsurance companies fail to meet their obligations.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
   ------------------------------------------------------

Reinsurance balances payable includes deposit liabilities relating to our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No.
113. The fees earned in relation to these contracts are included in the Consolidated Statements of Income within commission and fee income. The Company recognizes fee income over the estimated performance or risk period of the related services provided.

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

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). This Statement makes significant changes to the accounting for goodwill and intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company has adopted this standard effective January 1, 2002 and does not believe the impact on its financial statements will be material.

As per the provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", (SFAS 123) the Company accounts for stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for Stock Option Grants and Stock Appreciation Rights is only recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per share adjusts net income and the weighted average number of common shares outstanding for the exercise of all dilutive stock options. The computation of diluted earnings per share does not assume exercise of stock options that would have an antidilutive effect on earnings per share.

Real estate and leasing activities includes finance leases, an operating lease with UPS and the operation of office buildings and a hotel. Income from the finance leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income from the operating lease is recognized as rentals and becomes receivable according to the provisions of the lease. The hotel air rights lease is prepaid through the year 2077 (the expiration date of the lease) and is amortized under the straight-line method over the life of the lease. Equipment under operating lease, the hotel and the office buildings are recorded at cost less accumulated depreciation, which is provided under the straight-line method over the estimated useful lives as follows:

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
   ------------------------------------------------------

Operating Lease with UPS
------------------------
Facility                                                                40 years

Hotel
-----
Building and improvements                                               40 years
Furniture, fixtures and equipment                                       10 years

Office Buildings
----------------
Building and improvements                                               40 years
Furniture, fixtures and equipment                                        7 years
Tenant improvements                                                   Lease term

Equipment under operating lease, the hotel and the office buildings held for use are assessed for impairment under Statement of Financial Accounting Standards No. 121 whenever a trigger event occurs. The impairment test is based on whether estimated future undiscounted cash flow from such assets on an individual basis will be less than their net carrying value. If an asset is impaired, its basis is adjusted to fair market value, (net of expected costs to sell), and any such adjustment is recorded as part of depreciation and impairment expense in the consolidated statement of income.

Long-lived assets held for sale are recorded at the lower of fair market value, as indicated by independent appraisals or firm offers, and net carrying value.

Certain of the 2000 and 1999 amounts have been reclassified to conform to the presentation adopted in 2001.

3. ACQUISITION
   -----------

On October 2, 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company, completed the acquisition of OPUS Re for $6 million plus its capital and surplus of $28.6 million. OPUS Re provides property & casualty reinsurance and its principal operations are located in Philadelphia. Since the completion of the acquisition OPL has made capital contributions such that at December 31, 2001 OPUS Re had capital of approximately $282 million. The acquisition was accounted for using the purchase method and the results of operations of OPUS Re have been consolidated since the date of acquisition.

4. TAXES
   -----

Overseas Partners Ltd. and certain of its subsidiaries are incorporated under the laws of the Islands of Bermuda. Overseas Partners Ltd. believes that neither it nor its Bermuda subsidiaries carries on business through a permanent establishment in the United States. Therefore, it does not expect itself or its Bermuda subsidiaries to be subject to United States income taxes. Under current Bermuda law, Overseas Partners Ltd. and its Bermuda subsidiaries are not obligated to pay any tax in Bermuda based upon income or capital gains.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to Overseas Partners Ltd.'s 1988 through 1990 taxable years in which it asserted that Overseas Partners Ltd. is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, Overseas Partners Ltd. filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to Overseas Partners Ltd.'s Petition. The IRS has also asserted that Overseas Partners Ltd. is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. Overseas Partners Ltd. has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

Overseas Partners Ltd. believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest the proposed assessments for 1991 through 1994 and any future assessments.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

4. TAXES (continued)
   -----------------

Certain of OPL's subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS) (See Note 3, Acquisition). These subsidiaries are subject to United States income taxes.

The components of income tax expense related to earnings for those subsidiaries engaged in business in the United States, as indicated above, were as follows:

(In thousands U.S.$)                       2001            2000            1999
--------------------------------------------------------------------------------
Current:
  Federal                              $ 14,484        $ 24,789        $ 10,639
  State                                   5,008           5,831           2,516
--------------------------------------------------------------------------------
                                         19,492          30,620          13,155
Deferred:
  Federal                                 2,328          (8,478)         (1,634)
  State                                     457          (2,045)           (389)
--------------------------------------------------------------------------------
                                          2,785         (10,523)         (2,023)

--------------------------------------------------------------------------------
                                       $ 22,277        $ 20,097        $ 11,132
--------------------------------------------------------------------------------

The income tax rate on earnings differed from the United States Federal statutory rate as follows:

                                                               2001        2000        1999
-------------------------------------------------------------------------------------------
United States Federal statutory rate on net (loss) income     (35.0)%     (35.0)%      35.0%
Bermuda operations not subject to United States taxation       42.2        38.0       (31.3)
State taxes                                                     2.1         0.7         0.9
-------------------------------------------------------------------------------------------
Effective tax rate                                              9.3%        3.7%        4.6%
-------------------------------------------------------------------------------------------

The components of deferred income taxes as of December 31, 2001 and 2000 are as follows:

(In thousands U.S.$)                                         2001          2000
--------------------------------------------------------------------------------
Asset impairment                                         $     --      $(15,683)
Expenses not currently deductible                          (1,438)       (1,277)
Unearned premium reserves                                    (483)           --
Discounted unpaid losses                                   (2,018)           --
Net unrealized capital losses                                (449)           --
--------------------------------------------------------------------------------
Total deferred tax assets                                  (4,388)      (16,960)
--------------------------------------------------------------------------------
Excess of tax over book depreciation                       11,778        11,568
Unrealized holding gain on securities                          --         8,725
Deferred acquisition costs                                    386            --
Other                                                         574         2,783
--------------------------------------------------------------------------------
Total deferred tax liabilities                             12,738        23,076
--------------------------------------------------------------------------------
Net deferred income tax liability                        $  8,350      $  6,116
--------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

5. INVESTMENTS
   -----------

Amortized cost and fair value of investments in trading and available-for-sale securities are as follows:

-----------------------------------------------------------------------------------------------------
(In thousands U.S.$)                            AMORTIZED   UNREALIZED      UNREALIZED     FAIR VALUE
December 31, 2001:                                COST         GAINS          LOSSES
-----------------------------------------------------------------------------------------------------
Trading equities:
  Emerging markets                             $    4,083    $      87     $    (1,655)    $    2,515
  Multi-manager funds                             449,440       64,119              --        513,559
-----------------------------------------------------------------------------------------------------
                                                  453,523       64,206          (1,655)       516,074
-----------------------------------------------------------------------------------------------------
Available-for-sale debt:
  U.S. government bonds                           177,526        1,136          (2,045)       176,617
  Foreign government bonds                        360,344        1,813          (9,889)       352,268
  Corporate and other bonds                       298,092        1,982          (2,738)       297,336
-----------------------------------------------------------------------------------------------------
                                                  835,962        4,931         (14,672)       826,221
-----------------------------------------------------------------------------------------------------
Available-for-sale equities:
  U.S. equities                                   665,898        9,591         (79,322)       596,167
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
                                               $1,955,383    $  78,728     $   (95,649)    $1,938,462
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
(In thousands U.S.$)                            AMORTIZED   UNREALIZED      UNREALIZED     FAIR VALUE
December 31, 2000:                                COST         GAINS          LOSSES
-----------------------------------------------------------------------------------------------------
Trading debt:
  U.S. government bonds                        $  149,949    $   5,176     $      (396)    $  154,729
  Foreign government bonds                        331,633        7,608         (22,528)       316,713
  Corporate and other bonds                        67,840        1,637          (1,617)        67,860
-----------------------------------------------------------------------------------------------------
                                                  549,422       14,421         (24,541)       539,302
-----------------------------------------------------------------------------------------------------
Trading equities:
  U.S. equities                                   573,911      269,592         (35,438)       808,065
  Emerging markets                                191,738       17,204         (43,754)       165,188
  Multi-manager funds                             449,440       54,627              --        504,067
  Real estate investment trust certificates        27,113       21,020              --         48,133
-----------------------------------------------------------------------------------------------------
                                                1,242,202      362,443         (79,192)     1,525,453
-----------------------------------------------------------------------------------------------------
Available-for-sale debt:
  U.S. government bonds                             7,148           88              --          7,236
  Corporate and other bonds                        37,406          122            (144)        37,384
-----------------------------------------------------------------------------------------------------
                                                   44,554          210            (144)        44,620
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
                                               $1,836,178    $ 377,074     $  (103,877)    $2,109,375
-----------------------------------------------------------------------------------------------------

During year ended December 31, 2001 the Company sold its trading U.S. equity and global bond portfolios, reflecting the change in nature of the Company's operations and the significant growth in loss reserves following the cancellation of the shipper's risk business in October 1999 and the diversification into other reinsurance lines. The proceeds from the sale were used to acquire new portfolios of U.S. equity based securities and fixed income securities, which were classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

5. INVESTMENTS (continued)
   -----------------------

Held-to-maturity securities, which are comprised of zero coupon U.S. treasury notes and bonds, are carried at amortized cost and have an estimated fair value of $279.6 million as of December 31, 2001 and $285.1 million as of December 31, 2000. Gross unrealized holding gains as of December 31, 2001 and 2000 were $41.7 million and $42.9 million respectively. There were no unrealized holding losses at December 31, 2001 or 2000. The investments are held as substitute collateral for the interest obligation associated with the Series A Bonds and the principal associated with the Series A and B Bonds issued in connection with the original acquisition of the Boeing 757 aircraft and the data processing facility. The Series A obligation was previously collateralized by the fixed minimum rentals on the lease of the aircraft sold in 1998.

The amortized cost and estimated fair value of debt securities, by contractual maturities, are as follows:

                                                                 2001
--------------------------------------------------------------------------------
                                                    AMORTIZED         FAIR VALUE
(In thousands U.S.$)                                   COST
--------------------------------------------------------------------------------
Held to maturity securities:
Within 1 year                                       $   22,609        $   23,131
After 1 year through 5 years                            79,542            83,629
After 5 years through 10 years                          52,309            53,763
After 10 years                                          83,457           119,058
--------------------------------------------------------------------------------
                                                    $  237,917        $  279,581
--------------------------------------------------------------------------------

Available-for-sale securities:
Within 1 year                                       $   45,438        $   45,770
After 1 year through 5 years                           303,860           304,116
After 5 years through 10 years                         289,803           283,869
After 10 years                                         196,861           192,466
--------------------------------------------------------------------------------
                                                    $  835,962        $  826,221
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                    $1,073,879        $1,105,802
--------------------------------------------------------------------------------

The components of realized gains were as follows:

(In thousands U.S.$)                            2001        2000         1999
--------------------------------------------------------------------------------
Trading:
  U.S. equities                              $ 174,385    $ 93,644    $ 112,918
  Emerging markets                             (35,272)      2,782       (1,245)
  Fixed income                                 (17,933)    (39,142)     (12,239)
  Real estate investment trust certificates      2,563       2,361           --
  Other                                            140      (1,908)           3
--------------------------------------------------------------------------------
                                               123,883      57,737       99,437
Available-for-sale:
  U.S. equities                                 23,027          --           --
  Fixed income                                   3,988          --           --
--------------------------------------------------------------------------------
                                                27,015          --           --
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                             $ 150,898    $ 57,737    $  99,437
--------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

Fair value of financial instruments is as follows:

                                      2001                        2000
--------------------------------------------------------------------------------
                             CARRYING        FAIR        CARRYING        FAIR
(In thousands U.S.$)           VALUE         VALUE         VALUE         VALUE
--------------------------------------------------------------------------------
Investments (Note 5)        $2,176,379    $2,218,043    $2,351,584    $2,394,442
--------------------------------------------------------------------------------
Debt  (Note 9)              $  556,099    $  671,572    $  896,943    $  990,908
--------------------------------------------------------------------------------

7. REAL ESTATE AND LEASING
   -----------------------

Real estate and leasing assets consist of the following:

(In thousands U.S.$)                                         2001          2000
--------------------------------------------------------------------------------
Operating Lease with UPS:
  Data processing facility - including land             $ 118,100     $ 118,100
  Accumulated depreciation                                (24,257)      (21,765)
--------------------------------------------------------------------------------
                                                           93,843        96,335
--------------------------------------------------------------------------------
Finance leases:
  Lease rents receivable                                   78,598        83,074
  Estimated residual value                                  6,000         6,744
  Unearned and deferred income                            (42,476)      (45,932)
--------------------------------------------------------------------------------
                                                           42,122        43,886
--------------------------------------------------------------------------------
Hotel:
  Building and improvements                               152,076       152,076
  Furniture, fixtures and equipment                        25,767        24,345
  Air rights, leasehold interest                           18,128        18,128
--------------------------------------------------------------------------------
                                                          195,971       194,549
  Accumulated depreciation                                (45,860)      (39,330)
--------------------------------------------------------------------------------
                                                          150,111       155,219
--------------------------------------------------------------------------------
Office buildings:
  Building and improvements                               326,318       577,339
  Furniture, fixtures and equipment                           103         3,984
  Tenant improvements                                      23,058        52,959
  Land                                                        662        20,557
--------------------------------------------------------------------------------
                                                          350,141       654,839
  Accumulated depreciation                                (44,786)      (72,474)
--------------------------------------------------------------------------------
                                                          305,355       582,365
--------------------------------------------------------------------------------
Total                                                   $ 591,431     $ 877,805
--------------------------------------------------------------------------------

During 2001 the Company sold two office buildings that had been previously held for sale. Madison Plaza was sold during February 2001 for net cash proceeds of $30.5 million and the pre-tax gain on sale was $4.7 million. However, this gain was after recording an impairment expense of $37.3 million recorded in 2000. The purchaser of the property assumed the associated existing debt of $122.2 million. The Atlanta Financial Center was sold in April 2001 for net cash proceeds of $72.8 million. The purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

7. REAL ESTATE AND LEASING (continued)
   -----------------------------------

UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million. From the sale proceeds a termination payment of $84.2 million was made to the Trustee for the bondholders. This is sufficient to defease all remaining interest payments due on the Series B bonds.

The operating lease agreement requires fixed annual minimum rentals and variable additional rentals based upon usage of the data processing facility. Variable additional rentals in 2001, 2000 and 1999 were $11.4 million, $11.2 million and $10.6 million, respectively. Total aggregate fixed minimum rentals are as follows:

                           OPERATING       FINANCE        OFFICE          TOTAL
(In thousands U.S.$)         LEASE          LEASE        BUILDING
--------------------------------------------------------------------------------
2002                        $   623       $  4,248       $ 43,733       $ 48,604
2003                             --          4,248         42,489         46,737
2004                             --          4,248         38,439         42,687
2005                             --          4,248         30,057         34,305
2006                             --          4,248         20,759         25,007
After 2006                       --         57,358         37,283         94,641
--------------------------------------------------------------------------------
                            $   623       $ 78,598       $212,760       $291,981
--------------------------------------------------------------------------------

The fixed minimum rental attributable to the operating lease with UPS terminates in conjunction with UPS' election to terminate the processing facility lease effective January 31, 2002.

8. ACCRUED LOSSES AND LOSS EXPENSES
   --------------------------------

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands U.S.$)                                     2001            2000            1999
---------------------------------------------------------------------------------------------
Gross balance as of January 1,                    $ 1,416,733     $   972,201     $   468,326
  Less reinsurance recoverable                        (42,610)        (15,040)         (6,435)
---------------------------------------------------------------------------------------------
Net balance as of January 1,                        1,374,123         957,161         461,891
---------------------------------------------------------------------------------------------
Incurred related to:
  Current year                                        673,294         651,027         632,537
  Prior years                                          34,498         304,259         126,694
---------------------------------------------------------------------------------------------
Total incurred                                        707,792         955,286         759,231
---------------------------------------------------------------------------------------------
Paid related to:
  Current year                                        (71,919)       (199,820)       (110,366)
  Prior years                                        (369,867)       (331,474)       (146,565)
---------------------------------------------------------------------------------------------
Total paid                                           (441,786)       (531,294)       (256,931)
---------------------------------------------------------------------------------------------
Amortization of life and annuity reserve - net             --          (7,030)         (7,030)
---------------------------------------------------------------------------------------------
Net balance as of December 31,                      1,640,129       1,374,123         957,161
  Plus reinsurance recoverable                        191,126          42,610          15,040
---------------------------------------------------------------------------------------------
Gross balance as of December 31,                  $ 1,831,255     $ 1,416,733     $   972,201
---------------------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

8. ACCRUED LOSSES AND LOSS EXPENSES (continued)
   --------------------------------------------

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $34.5 million, $304.3 million and $126.7 million in 2001, 2000 and 1999, respectively. The 2001 increase related mainly to adverse loss development on the reinsurance of the workers' compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business. This decrease resulted in an increase in profit commissions due to RenRe of $16.0 million. The increase in 2000 related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The increase reflected significant additional claims reported to the Company and management's assessment of prevailing conditions in the reinsurance market, including industry announcements that indicated deterioration in loss estimates for 1999 storms and other large industry events. The increase in 1999 was primarily due to higher than anticipated losses on two programs in the marine and workers' compensation lines of business.

Losses recoverable from reinsurers of $191.2 million and $42.6 million as of December 31, 2001, and 2000, respectively are included in reinsurance balances receivable in the consolidated balance sheets. Following the terrorist attacks of September 11, 2001 we conducted a thorough review of the claims paying ability of our reinsurers and subsequently made a provision for non-collectible reinsurance receivables of $10 million. Losses incurred are net of $189.3 million, $39.7 million and $9.0 million of recoveries for the years ended December 31, 2001, 2000 and 1999 respectively.

As of December 31, 2001 and 2000, there were no amounts due from any individual reinsurer in excess of 10% of OPL's members' equity.

9. DEBT AND COMMITMENTS
   --------------------

OPL has issued or assumed certain debt obligations, as follows:

(In thousands U.S.$)                                         2001          2000
--------------------------------------------------------------------------------
Short-term debt
Bridging loan:
Floating rate paid in full April 17, 2001               $      --     $ 135,000
--------------------------------------------------------------------------------

Long-term debt
Operating leases:
9 7/8% Series A Bonds due 2012                            171,600       171,600
9 7/8% Series B Bonds due 2019                             73,400        73,400
--------------------------------------------------------------------------------
                                                          245,000       245,000
Unamortized discount                                         (732)         (788)
--------------------------------------------------------------------------------
                                                          244,268       244,212
Finance lease:
7.53% non-recourse note through 2008                       17,621        19,633
8.10% non-recourse note through 2011                       10,070        10,070
--------------------------------------------------------------------------------
                                                           27,691        29,703
Hotel:
8.39% non-recourse note due through 2006                   98,095       100,716

Office buildings:
7.80% non-recourse note due through 2006                       --        76,499
7.44% non-recourse note due through 2007                  186,045       188,375
6.90% non-recourse note due through 2011                       --       122,438
--------------------------------------------------------------------------------
                                                          186,045       387,312
--------------------------------------------------------------------------------
Total long-term debt                                      556,099       761,943
--------------------------------------------------------------------------------
Total debt                                              $ 556,099     $ 896,943
--------------------------------------------------------------------------------

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

9. DEBT AND COMMITMENTS (continued)
   --------------------------------

Principal payments under debt obligations are as follows: (In thousands U.S.$)

2002                                                                   $  7,527
2003                                                                      8,138
2004                                                                      8,799
2005                                                                      9,513
2006                                                                     91,435
After 2006                                                              431,419
--------------------------------------------------------------------------------
                                                                        556,831
Unamortized discount                                                       (732)
--------------------------------------------------------------------------------
                                                                       $556,099
--------------------------------------------------------------------------------

The long-term debt is collateralized by the related real estate and leasing assets. The short-term debt was obtained to provide temporary working capital. This loan was repaid in April 2001 with the proceeds from the sales of Madison Plaza and Atlanta Financial Center. During the year ended December 31, 2001 the Company complied with all debt covenants.

As discussed in Note 7, during 2001 the Company sold Madison Plaza and the Atlanta Financial Center. The purchaser of both properties assumed the associated existing debt of $122.2 million and $76.2 million respectively.

Buckhead Plaza and 333 West Wacker Drive were sold in August 2000. The purchasers of both properties assumed the associated debt totaling $94.5 million.

The principal of the Series A and Series B bonds is secured by zero coupon U.S. treasury notes held by an OPL wholly-owned subsidiary, Overseas Partners Credit, Inc. On or prior to the scheduled maturity of each series of the bonds, the U.S. treasury notes will mature in an amount equal to the principal amount of that series. The interest obligations associated with the Series A and Series B bonds are collateralized by zero coupon U.S. treasury notes and corporate bonds held by an OPL wholly-owned subsidiary, OPL Funding Corp. Prior to the sale of the data processing facility on January 31, 2002 the right to receive fixed minimum rentals was used to collateralize and service the debt interest on the Series B bonds.

In the normal course of reinsurance business, OPL's bankers have issued letters of credit totaling $715.5 million and $621.9 million as of December 31, 2001 and 2000, respectively, to collateralize the Company's accrued losses and unearned premium obligations to certain reinsureds.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business in Bermuda and to runnoff our reinsurance operations, the banks have requested that these facilities, totaling $590.5 million, be fully secured by a portion of the Company's investment portfolio of at least equivalent value. The Company expects to finalize this arrangement in April 2002 and does not believe that this collateralization will impact its ability to meet its obligations. Indeed payment of accrued loss and loss expense obligations will result in a corresponding reduction in the required letter of credit and the associated collateral requirement.

10. STOCK INCENTIVE PLAN
    --------------------

Under the 2000 OPL Incentive Compensation Plan (the "Plan") the Company may issue, amongst others, Restricted Stock Grants ("RSG's"), Incentive Stock Options ("ISO's") and Non-statutory Stock Options ("NQSO's"). Under the plan there are 5,000,000 Ordinary Shares of the Company available for issuance.

During the year ended December 31, 2001 the Company issued 446,749 RSG's at fair values of $14.50 per share. Under the Plan these grants generally vest over a three-year period from the date of grant. These shares contain restrictions relating to forfeiture in the event of termination of employment and transferability. As the stock is issued, deferred compensation equivalent to the fair market value of the RSG's on the date of the grant is charged to members' equity and subsequently amortized as compensation expense over the period that the service is provided.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

10. STOCK INCENTIVE PLAN (continued)
    --------------------------------

Options under the plan may be exercised for Common Shares of the Company upon vesting. The Options generally vest three years after the award date. Under the plan the Options expire seven years after vesting. Below is a summary of Options activity:

                                                                 2001
                                                         NUMBER        AVERAGE
                                                           OF         EXERCISE
                                                         OPTIONS        PRICE
--------------------------------------------------------------------------------
Outstanding balance at January 1, 2001                         --
Granted                                                 1,501,831     $    14.50
Exercised                                                      --
Cancelled                                                 (27,000)    $    14.50
--------------------------------------------------------------------------------
Outstanding balance at December 31, 2001                1,474,831     $    14.50
--------------------------------------------------------------------------------
Options exercisable at December 31, 2001                       --
--------------------------------------------------------------------------------

At December 31, 2001 the weighted-average remaining contractual life of options outstanding was 9.15 years.

The number of shares available for grants reserved for issuance to participants under the Plan at December 31, 2001 was 3,089,331.

If the Company had adopted the accounting provisions of SFAS 123, compensation costs would have been determined based on the estimated fair value of the stock options awards at the time of the grant during the year. The effect on net income and earnings per share for the year ended December 31, 2001 would have been as follows:

(In thousands except per share amounts)                                    2001
--------------------------------------------------------------------------------
Net loss - as reported                                                  $260,758
Net loss - pro forma                                                     261,967
Basic and diluted net loss per share - as reported                          2.19
Basic and diluted net loss per share - pro forma                            2.20
--------------------------------------------------------------------------------

The fair value of each option grant was estimated on the date of the grant using the minimum value method, in which we used the following assumptions:

                                                                           2001
--------------------------------------------------------------------------------
Dividend yield                                                              0%
Risk free interest rate                                                    4.6%
Expected life                                                            5 years
--------------------------------------------------------------------------------

Total stock based compensation expensed for the year ended December 31, 2001 was $3.2 million.

11. BUSINESS SEGMENTS
    -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices and includes accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers' compensation and finite risk business. Prior to October 1, 1999 the Company also provided shipper's risk reinsurance. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the years ended December 31, 2001, 2000 and 1999. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 2001, 2000 and 1999.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

11. BUSINESS SEGMENTS (continued)
    -----------------------------

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are primarily used to collateralize long-term debt issued in connection with the purchase of real estate properties, the operating lease and the finance lease. Summary financial information about the Company's segments is presented in the following table:

(In thousands U.S.$)                       2001            2000            1999
--------------------------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                   $   609,412     $   586,016     $   807,709
  Commission and fee income              12,125           5,621           5,574
  Gain on sale of PIP                     5,964              --              --
  Investment income (loss)               18,315         (71,082)        302,143
--------------------------------------------------------------------------------
                                        645,816         520,555       1,115,426
--------------------------------------------------------------------------------
Real estate and leasing:
  Rentals                               196,980         273,822         273,136
  Gain on sale of assets                 35,803          49,496              --
  Investment income                      22,129          38,609          12,790
--------------------------------------------------------------------------------
                                        254,912         361,927         285,926
--------------------------------------------------------------------------------
Consolidated                        $   900,728     $   882,482     $ 1,401,352
--------------------------------------------------------------------------------

NET (LOSS) INCOME BEFORE TAXES
Reinsurance                         $  (279,475)    $  (585,009)    $   229,742
Real estate and leasing                  57,661          64,885          29,530
Other operating expenses                (16,667)        (17,695)        (15,345)
--------------------------------------------------------------------------------
Consolidated                        $  (238,481)    $  (537,819)    $   243,927
--------------------------------------------------------------------------------

ASSETS
Reinsurance:
  Cash and investments              $ 2,365,754     $ 2,486,330     $ 2,559,897
  Other                               1,012,252         792,508         829,739
--------------------------------------------------------------------------------
                                      3,378,006       3,278,838       3,389,636
--------------------------------------------------------------------------------
Real estate and leasing:
  Cash and investments                  296,527         380,413         383,016
  Other                                 616,441         918,333       1,142,630
--------------------------------------------------------------------------------
                                        912,968       1,298,746       1,525,646
--------------------------------------------------------------------------------
Consolidated                        $ 4,290,974     $ 4,577,584     $ 4,915,282
--------------------------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

Approximately 80% of reinsurance revenues for 2001, 2000 and 1999 were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. For 2001, 2000 and 1999, all of the Company's long-lived assets were located in the United States.

The Company's largest reinsurance program, until its cancellation effective October 1, 1999, related to the reinsurance of customer packages shipped by UPS. Earned premiums on shipper's risk reinsurance were $273.5 million in 1999. OPL earned premiums of $18.6 million, $53.5 million and $48.3 million for 2001, 2000 and 1999, respectively for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance Company, for employees of a UPS subsidiary located in the State of California. Prior to its sale on January 31, 2002 OPL's real estate and leasing segment included a data processing facility leased to a UPS subsidiary. Total rent from the facility lease was $18.7 million, $18.5 million and $17.9 million in 2001, 2000 and 1999, respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

12. STATUTORY FINANCIAL INFORMATION
    -------------------------------

Any dividends or other distributions from OPUS Re to OPL via OPUS Re's United States holding company may be subject to 30% withholding taxes. In addition, OPL's ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

      1. In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the "Act") requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses, (net of reinsurance recoverables), or a given fraction of net premiums written. At December 31, 2001 the minimum statutory capital and surplus requirements for OPL, OPRe, OPCat and OPAL was approximately $15 million, $216 million, $10 million, and $2 million, respectively. Each company was in compliance with these requirements for the years ended December 31, 2001 and 2000.
      2. The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe, OPCat and OPAL met these requirements for the years ended December 31, 2001, 2000 and 1999. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and is now in compliance with the minimum liquidity ratio requirement.
      3. Dividend payments by OPL's United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders' surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company's surplus as regards policyholders as shown in the preceding year's annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year's annual statement. As such, the maximum allowable dividend payable in 2002 is $nil unless regulatory authority approval is obtained.
      4. OPUS Re is also subject to certain Risk-Based Capital ("RBC") requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2001, OPUS Re met the RBC requirements.
      5. As a holding company, substantially all of OPL's assets relate to its investments in subsidiaries. As such, OPL's ability to make future distributions, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe, OPCat and OPAL from distributing more than 15% of the prior year's statutory capital unless specific approval is obtained from the Minister of Finance. As a result of this restriction and the other requirements noted above, approximately $255 million of capital is currently available for distribution to OPL, and ultimately its shareowners, in 2002, without further regulatory approval. Additional capital may also become available through the potential sales of real estate and OPUS Re.

13. SUPPLEMENTARY INFORMATION
    -------------------------

Reinsurance commissions, taxes and other for 2001, 2000 and 1999 include amortization of acquisition expenses of $181.4 million, $129.9 million and $115.0 million and underwriting expenses of $30.0 million, $15.6 million and $5.3 million, respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

14. CONTINGENCIES
    -------------

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a RICO claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit and remanded to the Tax Court for further consideration. The parties filed Supplemental Briefs on remand on March 18, 2002. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. The Company has filed motions to dismiss all of the actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

15.  UNAUDITED QUARTERLY FINANCIAL DATA

2001
                                                   FIRST         SECOND        THIRD         FOURTH
(In thousands U.S.$)                              QUARTER       QUARTER       QUARTER       QUARTER
----------------------------------------------------------------------------------------------------
Reinsurance:
 Net Premiums earned                             $ 121,382     $ 184,266     $ 140,085     $ 163,679
 Commission and fee income                           2,343           947           361         8,474
 Gain on sale of PIP                                    --         5,964            --            --
 Investment income (loss)                          (61,492)       60,633       (30,541)       49,715
----------------------------------------------------------------------------------------------------
                                                    62,233       251,810       109,905       221,868
Real estate and leasing:
  Rentals                                           57,023        51,033        45,618        43,306
  Gain on sale of assets                             5,161        30,641            --             1
  Investment income                                    715        11,131         3,020         7,263
----------------------------------------------------------------------------------------------------
                                                    62,899        92,805        48,638        50,570

----------------------------------------------------------------------------------------------------
Total revenues                                     125,132       344,615       158,543       272,438

(Loss) income before income taxes                  (80,309)       89,002      (183,055)      (64,119)

Net (loss) income                                  (82,965)       69,462      (183,640)      (63,615)

Basic and diluted net (loss) income per share    $   (0.69)    $    0.58     $   (1.54)    $   (0.54)
----------------------------------------------------------------------------------------------------

2000
                                                   FIRST         SECOND        THIRD         FOURTH
(In thousands U.S.$)                              QUARTER       QUARTER       QUARTER       QUARTER
----------------------------------------------------------------------------------------------------
Reinsurance:
  Premiums earned                                $ 128,312     $ 164,122     $ 178,936     $ 114,646
  Commission and fee income                          1,322         1,446         1,446         1,407
  Investment income (loss)                          21,957       (28,567)      (32,650)      (31,822)
----------------------------------------------------------------------------------------------------
                                                   151,591       137,001       147,732        84,231
Real estate and leasing:
  Rentals                                           65,958        73,714        69,251        64,899
  Gain on sale of assets                                --            --        49,499            (3)
  Investment income                                  7,555        13,099        16,289         1,666
----------------------------------------------------------------------------------------------------
                                                    73,513        86,813       135,039        66,562

----------------------------------------------------------------------------------------------------
Total revenues                                     225,104       223,814       282,771       150,793

Income (loss) before income taxes                   22,581      (490,188)       30,182      (100,394)

Net income (loss)                                   20,082      (497,257)        2,445       (83,186)

Basic and diluted net income (loss) per share    $    0.16     $   (4.02)    $    0.02     $   (0.69)
----------------------------------------------------------------------------------------------------

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

      3(a)    Certificate of Incorporation

              Incorporated by Reference of Exhibit 3(a) of Registration Statement (on Form S-1), No. 2-95460.

      3(b)    Bye-Laws as amended and restated

              Incorporated by Reference to Exhibit 3(b) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1999

      3(c)    Altered Memorandum of Association

              Incorporated by Reference to Exhibit 3(c) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 2000

(4)   Instruments defining the rights of security holders, including indentures.

      4(a)    Copy of specimen stock certificate

              Incorporated by Reference to Exhibit 4(a) Registration Statement (on Form S-1), No. 2-95460.

      4(b) Agreement accepting restrictions on transfer and rights to purchase executed by recipients of shares

              Incorporated by Reference of Exhibit 4(b) of Registration Statement (on Form S-1), No. 2-95460.

(10)  Material Contracts.

      10(a) Facultative Reinsurance Agreement between OPL and Liberty Mutual Fire Insurance Company and Amendments.

              Incorporated by Reference to Exhibit 10(b) of OPL's Registration Statement (on Form S-1) No. 2-95460.

      10(b) Series A Loan Agreement and Note between OPL Funding and OPCC dated November 6, 1990.

              Incorporated by Reference to Exhibit 10(o) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944

      10(c) Security Agreement between OPL Funding and OPCC dated November 6, 1990.

              Incorporated by Reference to Exhibit 10(p) of OPL's Post Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

      10(d) Series B Loan Agreement and Note between OPL Funding and OPCC dated November 6, 1990

              Incorporated by Reference to Exhibit 10(v) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944

      10(e) Mortgage and Security Agreement between OPL Funding and OPCC dated November 6, 1990.

              Incorporated by Reference to Exhibit 10(w) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

      10(f) Amended and Restated Trust Indenture and Security Agreement between OPL Funding, Overseas Partners Credit, Inc. ("OPL Credit") and Continental Bank N.A. as trustee, dated November 6, 1990.

              Incorporated by Reference to Exhibit 10(x) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

      10(g) Bond Purchase Agreement among OPL Funding, UPS, OPL and Salomon Brothers Inc. dated November 6, 1990.

              Incorporated by Reference to Exhibit 10(y) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

      10(h) Letter Agreement from OPL Funding, UPS and OPL to each Purchaser of the Bonds dated November 9, 1990.

              Incorporated by Reference to Exhibit 10(z) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

      10(i) Indemnification Agreement among OPL, OPL Funding, OPCC and Continental Bank N.A., as Trustee, dated November 6, 1990.

              Incorporated by Reference to Exhibit 10(aa) of OPL's Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

      10(j) Agreement dated as of December 22, 1993, among Host Marriott Corporation, Urban Investment and Development Co. and OPCC.

              Incorporated by Reference to Exhibit 99.1 of OPL's Current Report on Form 8-K dated January 12, 1994.

      10(k) Agreement dated as of December 31, 1993 between Mascester Company and OPCC

              Incorporated by Reference to Exhibit 99.2 of OPL's Current Report on Form 8-K dated January 12, 1994.

      10(m) Purchase and Sale Agreement between OPCC and The Mutual Life Insurance Company of New York dated August 9, 1996.

              Incorporated by Reference to Exhibit 10(pp) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(v) Purchase and Sale Agreement by and among JMB Realty Corporation, Carlyle Real Estate Limited Partnership - XIII, Urban Investment and Development Co. and OPCC dated December 31, 1996.

              Incorporated by Reference to Exhibit 10(eee) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(w) First Amendment to Purchase and Sale Agreement by and among JMB Realty Corporation, Carlyle Real Estate Limited Partnership - XIII, Urban Investment and Development Co. and OPCC dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(fff) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(x) Amended and Restated Limited Liability Company Agreement of Copley Place Associates, LLC dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(mmm) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(y) Agreement of Merger between Copley Place Associates and Copley Place Associates, LLC dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(nnn) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(z) Management Agreement by and between Copley Place Associates, LLC and Overseas Management, Inc. dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(ooo) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(aa) Management and Leasing Fee Subordination Agreement by and among Copley Place Associates, LLC, Copley Funding Corporation, Copley Financing Corporation, The Aetna Casualty and Surety Company and Overseas Management, Inc. dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(ppp) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(bb) Agreement for Purchase of Consulting and Other Services by and between Overseas Management, Inc. and Urban Retail Property Co. dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(qqq) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(cc) Consulting Subordination Agreement by and among Copley Place Associates, LLC, Copley Funding Corporation, Copley Financing Corporation, The Aetna Casualty and Surety Company and Urban Retail Properties Co. dated January 23, 1997.

              Incorporated by Reference to Exhibit 10(rrr) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996

      10(dd) Class A Promissory Note from Copley Place Associates, LLC and Urban Investment and Development Co. to the Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(sss) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(ee) Class B Promissory Note from Copley Place Associates, LLC and Urban Investment and Development Co. to the Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(ttt) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(ff) Leasehold Mortgage, Security Agreement and Fixture Financing Statement by Copley Place Associates, LLC and Urban Investment and Development Co. to Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(uuu) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(gg) Assignment of Lessor's Interest in Leases by Copley Place Associates, LLC to Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(vvv) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(hh) Collateral Assignment and Security Agreement in regard to Contracts, Licenses, Permits, Agreements, Warranties and Approvals, to Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(www) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(ii) Guaranty Agreement made by Overseas Partners Capital Corp. and JMB Realty Corporation in favor of Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(xxx) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(jj) Second Amended and Restated Limited Liability Company Agreement of Copley Place Associates, LLC by Overseas Partners Capital Corp., JMB Realty Corporation and Copley Place Corp., Inc. dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(yyy) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(kk) Notice of Direct Lease by Copley Place Associates, LLC to Urban Investment and Development Co. and Massachusetts Turnpike Authority dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(zzz) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(ll) Confirmation of Direct Lease and Leasehold Mortgage by Copley Place Associates, LLC, Urban Investment and Development Co. and Metropolitan Life Insurance Company dated July 30, 1997.

              Incorporated by Reference to Exhibit 10(aaaa) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(mm) Second Amendment to Amended and Restated Facility Lease Agreement among Overseas Partners Leasing, Inc., United Parcel Services General Services Co. and United Parcel Service of America, Inc. Affecting 340 MacArthur Boulevard.

              Incorporated by Reference to Exhibit 10(bbbb) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(ss) The Overseas Partners Ltd. and Subsidiaries Retirement Plan As Amended and Restate Generally Effective January 1, 1997

              Incorporated by Reference to Exhibit 10(hhhh) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(tt) Agreement of General Partnership of OPL Group Investment Partnership dated as of December 1, 1997.

              Incorporated by Reference to Exhibit 10(iiii) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1997

      10(xx) Investment Manager Agreement by and between Oxford Advisors Ltd. and Overseas Partners Ltd.

              Incorporated by Reference to Exhibit 10 (uuuu) of OPL's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998

      10(eee) Overseas Partners Ltd. Incentive Compensation Plan

              Incorporated by Reference to of OPL's Employee Benefit Plan Registration Statement on Form S-8 as filed on May 31, 2000


      10(fff) Purchase and sale agreement for Atlanta Financial Center between Overseas Partners (AFC), Inc., and Hines Interests Limited Partnership, dated March, 2001.

              Incorporated by Reference to Exhibit 10 (a) of OPL's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001

      10(ggg) Employment agreement between Overseas Partners Ltd. and Mary
              Rowland Hennessy, dated September 27, 2001.

              Incorporated by Reference to Exhibit 10 (b) of OPL's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001

      10(hhh) Employment agreement between Overseas Partners Ltd. and Mark
              Bridges, dated December 20, 2001.

              Filed herewith.

      10(iii) Employment agreement between Overseas Partners Ltd. and Mark
              Cloutier, dated December 5, 2001.

              Filed herewith.

      10(jjj) Employment agreement between Overseas Partners Ltd. and Michael
              Cascio, dated December 20, 2001.

              Filed herewith.

      10(kkk) Employment agreement between Overseas Partners Ltd. and Jed
              Rhoads, dated January 10, 2002.

              Filed herewith.

      (21)    Subsidiaries

              Filed herewith.

      (99)    Additional exhibits:

      (99a)   Custody Arrangements for OPL Common Stock.

              Incorporated by Reference to Exhibit 28(c) of OPL's Registration Statement (on Form S-1) No. 2-95460.

      (99c)   OPL's Specimen Stock Certificate

              Incorporated by Reference to Exhibit 99 (c) of OPL's Annual Report on Form 10-K for the Year Ended December 31, 1996