Form 10-Q
period 2002-03-31
OVERSEAS PARTNERS LTD
filed 2002-05-15
CIK 740125

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10 - Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                                   ----------

For The Quarter Ended March 31, 2002        Commission file Number 0-11538

                             Overseas Partners Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Islands of Bermuda                 N/A
             ------------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)

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

YES X   NO
           ---

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

                               119,092,669 Shares
                               ------------------
                           Outstanding at May 14, 2002

                          PART I, FINANCIAL INFORMATION
                          -----------------------------

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
               (In thousands, except share and per share amounts)
               --------------------------------------------------

                                                                              March 31, 2002   December 31, 2001
                                                                              --------------   -----------------
                                                                                (Unaudited)
                                                                                 ----------
ASSETS:
Investments:
   Trading, at fair value-
      Equity securities (cost 2002 - $450,500, 2001 - $453,523)                 $  519,023         $  516,074
   Available-for-sale, at fair value-
      Debt securities (amortized cost 2002 - $859,615, 2001 - $835,962)            831,872            826,221
      Equity securities (cost 2002 - $465,032, 2001 - $665,898)                    407,752            596,167
   Held-to-maturity, at amortized cost-
      Restricted investments (fair value 2002 - $358,410, 2001 - $279,581)         326,447            237,917
-------------------------------------------------------------------------------------------------------------
                                                                                 2,085,094          2,176,379
Cash and cash equivalents                                                          718,959            485,902
Reinsurance balances receivable                                                  1,164,168            661,781
Funds withheld                                                                     205,993            200,771
Deferred acquisition costs                                                         118,158             60,218
Unearned premiums ceded                                                            123,938             14,272
Real estate and leasing:
   Operating lease with UPS                                                             --             93,843
   Finance lease                                                                    41,908             42,122
   Hotel                                                                           148,686            150,111
   Office buildings                                                                302,907            305,355
Other assets
   Goodwill                                                                          5,816              5,816
   Other                                                                            94,656             94,404
-------------------------------------------------------------------------------------------------------------
Total assets                                                                    $5,010,283         $4,290,974
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY:
Liabilities:
Accrued losses and loss expenses                                                $1,891,328         $1,831,255
Unearned premiums                                                                  870,076            287,301
Reinsurance balances payable                                                       263,462            201,431
Accounts payable and other accruals                                                 55,985             42,159
Deferred income taxes                                                               13,587             12,738
Long-term debt                                                                     554,285            556,099
Minority interest                                                                   41,005             41,070
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                               $3,689,728         $2,972,053
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies                                                           --                 --
Preference Stock, par value $0.10 per share; authorized 200 million shares;
   none issued                                                                          --                 --

Members' equity:
Common Stock, par value $0.10 per share; authorized 900 million shares;
   issued 127.5 million shares; outstanding 119,092,669 shares                      12,750             12,750
Contributed surplus                                                                 37,650             37,650
Retained earnings                                                                1,510,520          1,506,066
Treasury stock (2002 - 8,407,331 shares, 2001 - 8,406,081 shares), at cost        (155,425)          (155,406)
Deferred compensation                                                               (1,253)            (3,115)
Accumulated other comprehensive loss                                               (83,687)           (79,024)
-------------------------------------------------------------------------------------------------------------
Total members' equity                                                            1,320,555          1,318,921
-------------------------------------------------------------------------------------------------------------
Total liabilities and members' equity                                           $5,010,283         $4,290,974
-------------------------------------------------------------------------------------------------------------
Net book value per share                                                        $    11.09         $    11.07
-------------------------------------------------------------------------------------------------------------

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
                                   -----------

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                          2002        2001
                                                                        ---------   ---------
REVENUES:
Gross reinsurance premiums written                                      $ 809,006   $ 343,340
Reinsurance premiums ceded                                               (131,412)    (19,635)
---------------------------------------------------------------------------------------------
Reinsurance premiums written                                              677,594     323,705
Change in unearned premiums                                              (472,585)   (202,323)
---------------------------------------------------------------------------------------------
Reinsurance premiums earned                                               205,009     121,382
Commission and fee income                                                   1,338       2,343
Operating lease with UPS                                                    3,645       4,631
Finance lease                                                                 848         882
Hotel                                                                      20,050      23,679
Office buildings                                                           18,109      27,831
Gain on sales of real estate assets                                        47,100       5,161
Interest                                                                   13,847      17,722
Realized (loss) gain on trading and available-for-sale securities         (20,929)    159,858
Unrealized gain (loss) on trading securities                                5,972    (246,726)
Amortization of fixed income securities                                     2,626       3,685
Dividends                                                                   1,049       4,684
---------------------------------------------------------------------------------------------
                                                                          298,664     125,132
---------------------------------------------------------------------------------------------

EXPENSES:
Reinsurance losses and loss expenses                                      152,087     104,966
Reinsurance commissions, taxes and other                                   68,022      39,771
Depreciation expense                                                        4,319       4,885
Real estate and leasing operating expenses                                 26,597      32,062
Interest expense                                                           11,904      16,444
Minority interest in earnings                                               1,130       1,235
Investment expenses                                                         2,307       1,632
Amortization of goodwill                                                       --         753
Other operating expenses                                                    8,598       3,693
---------------------------------------------------------------------------------------------
                                                                          274,964     205,441
---------------------------------------------------------------------------------------------

Income (loss) before income taxes                                          23,700     (80,309)
Income taxes                                                              (19,246)     (2,656)
---------------------------------------------------------------------------------------------
Net income (loss)                                                       $   4,454   $ (82,965)
---------------------------------------------------------------------------------------------

Basic and diluted net income (loss) per share                           $    0.04   $   (0.69)
---------------------------------------------------------------------------------------------
Weighted average number of shares outstanding                             119,093     120,341
---------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                 (In thousands)
                                 --------------
                                   (Unaudited)
                                   -----------

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                         2002       2001
                                                                       --------   ---------
Net income (loss)                                                      $  4,454   $ (82,965)

Other comprehensive loss:
Net unrealized holding losses on available-for-sale
  securities                                                            (23,323)    (43,243)
Less: reclassification adjustment for losses (gains) included in
  net income                                                             18,532        (227)
-------------------------------------------------------------------------------------------
Other comprehensive loss before income tax                               (4,791)    (43,470)

Income tax related to other comprehensive income items                      128          --
-------------------------------------------------------------------------------------------
Other comprehensive loss                                                 (4,663)    (43,470)

-------------------------------------------------------------------------------------------
Comprehensive loss                                                     $   (209)  $(126,435)
-------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                   ------------------------------------------
                   Three Months Ended March 31, 2002 and 2001
                   ------------------------------------------
                    (In thousands, except per share amounts)
                    ----------------------------------------
                                   (Unaudited)
                                   -----------

                                       Common Stock       Treasury Stock       Deferred     Contributed    Retained
                                     Shares    Amount   Shares     Amount    Compensation     Surplus      Earnings
                                    -------   -------   ------   ---------   ------------   -----------   ----------
Balance, January 1, 2001            127,500   $12,750   (6,563)  $(125,379)     $    --       $39,991     $1,850,577
Net loss                                 --        --       --          --           --            --        (82,965)
Purchase of treasury stock               --        --   (1,425)    (24,217)          --            --             --
Dividend paid ($0.45 per share)          --        --       --          --           --            --        (54,082)
Net unrealized loss on available-
   for-sale  securities,  net  of
   tax                                   --        --       --          --           --            --             --
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001             127,500   $12,750   (7,988)  $(149,596)     $    --       $39,991     $1,713,530
--------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002            127,500   $12,750   (8,406)  $(155,406)     $(3,115)      $37,650     $1,506,066
Net income                               --        --       --          --           --            --          4,454
Restricted shares forfeited              --        --       (1)        (19)          19            --             --
Amortization of restricted
common stock compensation                --        --       --          --        1,843            --             --
Net unrealized loss on available-
   for-sale  securities,  net  of
   tax                                   --        --       --          --           --            --             --
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002             127,500   $12,750   (8,407)  $(155,425)     $(1,253)      $37,650     $1,510,520
--------------------------------------------------------------------------------------------------------------------

                                     Accumulated
                                        Other         Total
                                    Comprehensive    Members'
                                    Income (Loss)     Equity
                                    -------------   ----------
Balance, January 1, 2001               $     66     $1,778,005
Net loss                                     --        (82,965)
Purchase of treasury stock                   --        (24,217)
Dividend paid ($0.45 per share)              --        (54,082)
Net unrealized loss on available-
   for-sale  securities,  net  of
   tax                                  (43,470)       (43,470)
--------------------------------------------------------------
Balance, March 31, 2001                $(43,404)    $1,573,271
--------------------------------------------------------------
Balance, January 1, 2002               $(79,024)    $1,318,921
Net income                                   --          4,454
Restricted shares forfeited                  --             --
Amortization of restricted                   --          1,843
common stock compensation
Net unrealized loss on available-
   for-sale  securities,  net  of
   tax                                   (4,663)        (4,663)
--------------------------------------------------------------
Balance, March 31, 2002                $(83,687)    $1,320,555
--------------------------------------------------------------

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
                                   -----------

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2002          2001
                                                                            ---------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $   4,454    $   (82,965)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Deferred income taxes                                                        (3,188)         2,460
  Depreciation expense                                                          4,319          4,885
  Minority interest in earnings                                                 1,130          1,235
  Realized loss (gain) on trading and available-for-sale securities            20,929       (159,858)
  Unrealized (gain) loss on trading securities                                 (5,972)       246,726
  Amortization of fixed income securities                                      (2,626)        (3,685)
  Amortization of restricted common stock compensation                          1,843             --
  Gain on sales of real estate assets                                         (47,100)        (5,161)
  Other                                                                           104            432
Changes in assets and liabilities:
  Reinsurance balances receivable                                            (502,387)      (173,589)
  Funds withheld                                                               (5,222)          (448)
  Deferred acquisition costs                                                  (57,940)       (23,278)
  Unearned premiums ceded                                                    (109,666)        (4,815)
  Other assets                                                                  3,464         (3,322)
  Accrued losses and loss expenses                                             60,073          6,488
  Unearned premiums                                                           582,775        208,326
  Reinsurance balances payable                                                 62,031         30,532
  Accounts payable and other accruals                                          13,826        (17,135)
Proceeds from sale of trading investments                                       4,000      2,637,422
Purchase of trading investments                                                (1,629)    (1,363,948)
----------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                                 23,218      1,300,302
----------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments          315,001         17,845
Purchase of available-for-sale investments                                   (159,018)    (1,445,332)
Purchase of held-to-maturity investments                                      (84,192)            --
Net proceeds from sales of real estate assets                                 141,517         33,493
Additions to real estate and leasing assets                                      (447)           418
----------------------------------------------------------------------------------------------------
Net cash flow generated (used) by investing activities                        212,861     (1,393,576)
----------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock                                                        --        (24,217)
Repayment of debt                                                              (1,827)       (43,160)
Distributions to minority interest                                             (1,195)        (2,086)
Dividends paid                                                                     --        (54,082)
----------------------------------------------------------------------------------------------------
Net cash flow used by financing activities                                     (3,022)      (123,545)
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          233,057       (216,819)

Cash and cash equivalents:
Beginning of period                                                           485,902        515,159
----------------------------------------------------------------------------------------------------
End of period                                                               $ 718,959    $   298,340
----------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the period:
   U.S. income taxes                                                        $   4,625    $    10,019
   Interest                                                                 $   6,024    $    12,551
Assignment of debt in partial consideration for sale of office building     $      --    $   122,199
----------------------------------------------------------------------------------------------------

            See notes to unaudited consolidated financial statements.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)
                                   -----------

1.   GENERAL
     -------

The accompanying unaudited interim consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause most of its operations to begin an orderly runoff. On this date OPL and its Bermuda based reinsurance subsidiaries discontinued writing new business and put their operations into runoff. Overseas Partners US Reinsurance Company (OPUS Re) is continuing its reinsurance operations while we explore opportunities to sell the company and hence accelerate our exit from that business.

The decision to put the Bermuda operations into runoff will significantly change the future results of our reinsurance operations and the associated cash flows. There will be no new business written in Bermuda and therefore the cash received for premiums will significantly decrease. We therefore expect that over the next two years we will become cash flow negative in our reinsurance operations. Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements is not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company's financial statements for the full year; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Except as described above, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", (SFAS 142). This Statement made significant changes to the accounting for goodwill and intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company has adopted this standard effective January 1, 2002 and the impact on its financial statements is not material.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS 144), which supersedes Statement of Financial Accounting Standards No. 121, (SFAS 121). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company has adopted this standard effective January 1, 2002 and the impact on its financial statements is not material.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)
                                   -----------

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

Certain of OPL's subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and OPUS Re. These subsidiaries are subject to United States income taxes.

4.   BUSINESS SEGMENTS
     -----------------

The Company's operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices and includes accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers' compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the three-month periods ended March 31, 2002 and 2001. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three-month periods ended March 31, 2002 and 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Income before income taxes by segment consists of revenues less expenses related to the respective segment's operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Investments relating to real estate and leasing are primarily used to collateralize long-term debt issued in connection with the purchase of real estate properties and the finance lease. Summary financial information about the Company's segments is presented in the following table:

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)
                                   -----------

4.   BUSINESS SEGMENTS (continued)
-    -----------------

                                 Three months ended March 31,
-------------------------------------------------------------
(In thousands)                       2002            2001
------------------------------------------------------------
REVENUES
Reinsurance:
  Premiums earned                  $  205,009     $  121,382
  Commission and fee income             1,338          2,343
  Investment loss                      (2,256)       (61,492)
------------------------------------------------------------
                                      204,091         62,233
------------------------------------------------------------
Real estate and leasing:
  Rentals                              42,652         57,023
  Gain on sale of assets               47,100          5,161
  Investment income                     4,821            715
------------------------------------------------------------
                                       94,573         62,899
------------------------------------------------------------
Consolidated                          298,664        125,132
------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES
Reinsurance                           (18,325)       (84,136)
Real estate and leasing                50,623          8,273
Other operating expenses               (8,598)        (4,446)
------------------------------------------------------------
Consolidated                       $   23,700     $  (80,309)
------------------------------------------------------------

                                    March 31,    December 31,
-------------------------------------------------------------
(In thousands)                        2002      2001 (Audited)
------------------------------------------------------------
ASSETS
Reinsurance
  Cash and investments             $2,407,934     $2,365,754
  Other                             1,688,386      1,012,252
------------------------------------------------------------
                                    4,096,320      3,378,006
------------------------------------------------------------
Real estate and leasing
  Cash and investments                396,119        296,527
  Other                               517,844        616,441
------------------------------------------------------------
                                      913,963        912,968
------------------------------------------------------------
Consolidated                       $5,010,283     $4,290,974
------------------------------------------------------------

Substantially all of the Company's long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company's real estate and leasing operations.

For the three months ended March 31, 2002 approximately 90% of reinsurance revenues were derived primarily from sources located in the United States compared to approximately 70% for the three months ended March 31, 2001. Other revenues were derived from customers located primarily in European countries. All of the Company's leasing and real estate revenues are generated in the United States. For 2002 and 2001, all of the Company's long-lived assets were located in the United States.

OPL earned premiums of $4.7 million for the three months ended March 31, 2001 for the reinsurance of workers' compensation insurance, written by Liberty Mutual Insurance Company, for employees of a United Parcel Service of America, Inc. ("UPS") subsidiary located in the State of California. This contract was not renewed in 2002. Up until January 31, 2002 OPL's real estate and leasing segment included a data processing facility leased to a UPS subsidiary. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million. Total rent from the facility lease was $3.6 million and $4.6 million for the three months ended March 31, 2002 and 2001, respectively.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)
                                   -----------

5.   STATUTORY FINANCIAL INFORMATION
     -------------------------------

Any dividends or other distributions from OPUS Re to OPL via OPUS Re's United States holding company may be subject to 30% withholding taxes. In addition, OPL's ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

     1. In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the "Act") requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses, (net of reinsurance recoverables), or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe), Overseas Partners Cat Ltd. (OPCat) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the three months ended March 31, 2002 and 2001.
     2. The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe, OPCat and OPAL met these requirements for the periods ended March 31, 2002 and 2001. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has subsequently been in compliance with the minimum liquidity ratio requirement.
     3. Dividend payments by OPL's United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders' surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company's surplus as regards policyholders as shown in the preceding year's annual statement or
          (ii) net income, excluding realized capital gains, as shown in the preceding year's annual statement. As such, the maximum allowable dividend payable in 2002 is $nil unless regulatory authority approval is obtained.
     4. OPUS Re is also subject to certain Risk-Based Capital ("RBC") requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At March 31, 2002 and December 31, 2001, OPUS Re met the RBC requirements.
     5. As a holding company, substantially all of OPL's assets relate to its investments in subsidiaries. As such, OPL's ability to make future distributions, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe, OPCat and OPAL from distributing more than 15% of the prior year's statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. As a result of this restriction and the other requirements noted above, approximately $255 million of capital is currently available for distribution to OPL, and ultimately its shareowners, in 2002, without further regulatory approval. Additional capital may also become available through the potential sales of real estate and OPUS Re.

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (Unaudited)
                                   -----------

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

                     OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
                     ---------------------------------------
                 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 -----------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                          (Transacted in U.S. Dollars)
                          ----------------------------

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 and 2001
------------------------------------------

Reinsurance:
------------

(In thousands)                                           2002         2001
-----------------------------------------------------------------------------
Gross premiums written                                 $ 809,006    $ 343,340
Premiums ceded                                          (131,412)     (19,635)
-----------------------------------------------------------------------------
Net premiums written                                     677,594      323,705
Change in unearned premiums                             (472,585)    (202,323)
-----------------------------------------------------------------------------
Premiums earned                                          205,009      121,382
Commission and fee income                                  1,338        2,343
-----------------------------------------------------------------------------
                                                         206,347      123,725
-----------------------------------------------------------------------------
Losses and loss expenses                                (152,087)    (104,966)
Commissions, taxes and underwriting expenses             (68,022)     (39,771)
-----------------------------------------------------------------------------
                                                        (220,109)    (144,737)
-----------------------------------------------------------------------------
Underwriting loss                                        (13,762)     (21,012)
-----------------------------------------------------------------------------

Investment loss                                           (4,563)     (63,124)

-----------------------------------------------------------------------------
Reinsurance loss                                       $ (18,325)   $ (84,136)
=============================================================================

Underwriting

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. This decision means that from February 13, 2002 OPL will not be writing any new reinsurance business in Bermuda. Premiums will continue to be earned on business written prior to this date. OPUS Re is currently continuing its reinsurance operations and we are currently exploring opportunities to sell the company and hence accelerate our exit from that business. Effective February 15, 2002 Renaissance Reinsurance Ltd. assumed a 100% quota share of the in-force property catastrophe reinsurance policies written by OPCat. On May 10, 2002 OPL completed the sale of OPCat to Renaissance Re Holdings Ltd. for an amount that approximated OPCat's net book value of $445 million.

Prior to the announcement of the runoff decision the Company focused on a small number of specialized products including finite risk, accident & health and property catastrophe in Bermuda and working layer casualty in the United States through OPUS Re. Gross premiums written for the three months ended March 31, 2002 reflect $143.5 million of new business written in Bermuda and $355.8 million of renewals compared with $64.6 million and $222.9 million, respectively, for the same period in the prior year. In addition, OPUS Re wrote $263.8 million of gross premiums in the three months ended March 31, 2002 compared to $62.7 million for the same period in the prior year. Gross premiums written for the three months ended March 31, 2002 also reflect an increase in premium estimates of approximately $45.9 million compared with a decrease of $6.9 million for the three months ended March 31, 2001. New business for the three months ended March 31, 2002 includes $142.5 million of premiums written for two finite risk contracts.

------------

The following table provides an analysis of gross premiums written by line of business, both in the aggregate and as a percentage of total premiums, for each of the periods ended March 31, 2002 and 2001:

(in thousands except for percentages)          2002             2001
-------------------------------------------------------------------------
Gross reinsurance premiums written:
-----------------------------------
Finite risk                              $394,121    49%   $131,268    38%
Automobile liability & physical damage    101,412    13%     26,729     8%
Accident & health                          89,302    11%     57,791    17%
Property catastrophe                       80,068    10%     44,208    13%
Agriculture                                50,469     6%      4,898     1%
General & professional liability           44,891     6%      6,809     2%
Workers' compensation                      36,016     4%     31,916     9%
Aviation                                    1,158     0%     38,326    11%
Other                                      11,569     1%      1,395     0%
-------------------------------------------------------------------------
                                         $809,006   100%   $343,340   100%
=========================================================================

Premiums earned for the three months ended March 31, 2002 increased to $205.0 million compared to $121.4 million for the three months ended March 31, 2001. This increase was primarily due to increases in premiums earned in our finite risk division, OP Finite, and by OPUS Re of $30.5 million and $44.3 million respectively, reflecting the fact that OP Finite and OPUS Re only commenced writing business in the first quarter of 2001.

Commission and fee income decreased to $1.3 million for the three months ended March 31, 2002 compared with $2.3 million for the corresponding period in 2001. This decrease is due to the sale of Parcel Insurance Plan, Inc. (PIP) in May 2001. This was partially offset by the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

For the three months ended March 31, 2002 premiums ceded increased to $131.4 million compared to $19.6 million for the three months ended March 31, 2001. Premium ceded for the three months ended March 31, 2002 primarily related to:

     . $77.4 million of property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million due to the 100% quota share of the in-force property catastrophe reinsurance policies discussed above.
     . $46.8 million of premiums ceded relating to one of our finite risk contracts where we have ceded 48% of our assumed risks to another reinsurer.
     . $3.4 million of premiums ceded relating to our purchase of several layers of excess of loss protection for our aviation book of business. The reinsurance protection provides coverage of $12.0 million in excess of $3.0 million for a single loss event for losses occurring up until August 2003. Each layer of this excess of loss protection can be reinstated a maximum of either one or two times.

Commissions, taxes and underwriting expenses for the three months ended March 31, 2002 increased by $28.3 million from $39.8 million for the three months ended March 31, 2001. This increase was directly related to the increase in premiums earned.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 107.4% for the three months ended March 31, 2002 and we experienced a net underwriting loss of $13.8 million. The underwriting loss is primarily due to OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

The combined ratio for the three months ended March 31, 2001 was 119.2% and we experienced a net underwriting loss of $21.0 million.

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

Reinsurance Investment Loss

                                               Other                                   Other
                             (Loss)    Comprehensive      Total      (Loss)    Comprehensive        Total
                             Income    Income (Loss)     Return      Income           Income       Return
(In thousands)                 2002             2002       2002        2001             2001         2001
---------------------------------------------------------------------------------------------------------
U.S. equities              $(18,156)        $ 12,450    $(5,706)   $(66,367)        $(30,158)   $ (96,525)
Fixed income                  9,065          (17,014)    (7,949)      7,527          (13,135)      (5,608)
Emerging market equities       (548)              --       (548)     (8,051)              --       (8,051)
Multi-manager funds           6,270               --      6,270       2,411               --        2,411
Other                         1,113              (99)     1,014       2,988             (177)       2,811
Expenses                     (2,307)              --     (2,307)     (1,632)              --       (1,632)
---------------------------------------------------------------------------------------------------------
                           $ (4,563)        $ (4,663)   $(9,226)   $(63,124)        $(43,470)   $(106,594)
=========================================================================================================

As discussed in the Liquidity and Capital Resources section, the asset allocation of our reinsurance investment portfolio has changed significantly between March 31, 2002 and March 31, 2001, as a result of the change in the Company's business and the decision to put most of the reinsurance operations into runoff. The revised asset allocation reflects our lower risk tolerance and provides more short-term liquidity. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide equity and bond markets.

The Company's reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members' equity as other comprehensive income.

Our reinsurance portfolio generated a loss of $9.2 million for the three months ended March 31, 2002. This consisted of a net loss of $4.6 million recorded in income and net unrealized losses of $4.7 million that were recorded in other comprehensive income compared to a loss of $63.1 million that was recorded in income and net unrealized losses of $43.5 million for the three months ended March 31, 2001.

For the three months ended March 31, 2002 our U.S. equity portfolios have generated a loss of 0.9%, or $5.7 million, consisting of a loss of $18.2 million that was recorded in income and net unrealized gains of $12.5 million that were recorded in other comprehensive income. Our U.S. equity portfolio includes an investment in a Bermuda based life reinsurer, which has generated unrealized losses of $10.9 million for the three months ended March 31, 2002. The rest of our U.S. equity portfolio closely tracks the S&P 500 index. During the three months ended 2001, our U.S. equity portfolio lost 12.3% or $96.5 million, consisting of a loss of $66.4 million that was recorded in income and net unrealized losses of $30.2 million that were recorded in other comprehensive income.

For the three months ended March 31, 2002 our fixed income portfolios generated a loss of 0.5%, or $7.9 million, consisting of $9.1 million that was recorded in income and net unrealized losses of $17.0 million recorded in other comprehensive income. For the three months ended March 31, 2001 our fixed income portfolios generated a loss of 1.7%, or $5.6 million, consisting of $7.5 million that was recorded in income and net unrealized losses of $13.1 million recorded in other comprehensive income.

Our emerging markets equity portfolio lost $0.5 million for the three months ended March 31, 2002, as compared to a loss of $8.1 million, or 4.8% for the three months ended March 31, 2001. As a result of our change in asset allocation our emerging markets equity portfolio was less than $3 million at December 31, 2001 and has been further reduced during the three months ended March 31, 2002. Our multi-manager funds, which are primarily a combination of fixed income strategies, gained $6.3 million for the three months ended March 31, 2002 compared to a gain of $2.4 million for the three months ended March 31, 2001. For both our emerging markets equity portfolio and multi-manager funds we record unrealized gains and losses in income. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 1.9% for the three months ended March 31, 2002 compared to 5.7% for the same period in 2001.

Real Estate and Leasing:
-----------------------

(In thousands)                                2002       2001
---------------------------------------------------------------
REVENUE:
Office buildings                            $ 18,109   $ 27,831
Hotel                                         20,050     23,679
Leasing                                        4,493      5,513
Gain on sale of assets                        47,100      5,161
---------------------------------------------------------------
                                              89,752     62,184
---------------------------------------------------------------
EXPENSES:
Operating expenses                           (26,597)   (32,062)
Interest expense                             (11,904)   (16,444)
Depreciation                                  (4,319)    (4,885)
Minority interest in earnings                 (1,130)    (1,235)
---------------------------------------------------------------
                                             (43,950)   (54,626)
---------------------------------------------------------------

---------------------------------------------------------------
Operating income                              45,802      7,558
---------------------------------------------------------------

Investment income:
Real estate investment trust certificates         --     (4,130)
Zero coupon notes                              4,345      3,706
Other                                            476      1,139
---------------------------------------------------------------
Investment income                              4,821        715
---------------------------------------------------------------

---------------------------------------------------------------
Real estate and leasing income              $ 50,623   $  8,273
===============================================================

Office building revenue decreased by $9.7 million to $18.1 million for the three months ended March 31, 2002 from $27.8 million for the three months ended March 31, 2001. This decrease was primarily due to reductions in revenue following the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Hotel revenue decreased by $3.6 million to $20.1 million for the three months ended March 31, 2002 from $23.7 million for the three months ended March 31, 2001 due to a decrease in room occupancy and rates as a result of the United States economic downturn.

Both of our remaining Class A properties are located in Boston, Massachusetts. We own a two-thirds partnership in Copley Place, a premier retail center and office complex, located in the prestigious Back Bay area of Boston and the Marriott Copley, which is a full-service hotel & convention center. The net income for both these properties for the remainder of 2002 is likely to be lower than the income we recorded in the same period in 2001. This is due to supply increasing, demand weakening and rents falling in the Boston office market as a result of the current economic uncertainty in the U.S. In April 2002 we started a rooms renovation at the hotel that will result in fewer rooms being available until October 2002. The total cost of the renovation is expected to be approximately $20 million.

Leasing revenue was $4.5 million for the three months ended March 31, 2002, which was comprised of $0.8 million from a finance lease with the Kmart Corporation and $3.6 million from a data processing facility leased to a subsidiary of UPS. The reduction in leasing revenue from $5.5 million for the three months ended March 31, 2001 was due to the termination of the data processing facility lease on January 31, 2002.

On January 22, 2002 the KMart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. KMart Corporation has not to date filed a request to reject our unexpired lease. However, there can be no assurance that they will not file this request or default on their future payments. We believe that any rejection of the unexpired lease by KMart would not have a material effect on the consolidated financial position or future results of operations of OPL as we believe that the facility would be available for other uses. To date the Kmart Corporation has not defaulted on any of its lease payments.

UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million.

The purchase of the data processing facility by the Company was originally financed, in 1989, by issuing $73.4 million of 9.875% non-callable bonds, ("Series B bonds"), due 2019. From the sale proceeds of the facility a termination payment of $84.2 million was made to the Trustee for the Series B bondholders. This is sufficient to defease all remaining interest payments due on the bonds. Although the net present value of the assets held to defease the interest and principal payments on the bonds equals the net present value of these bonds, we will continue to record accounting losses until 2019 as the interest due on the bonds exceeds the investment income that can be earned by the related assets. Under U.S. GAAP we were required to recognize the gains on disposal of the assets at the time they were sold, but must recognize the related interest expense over the life of the debt. The net expense to be recognized in the remaining nine months of 2002 is expected to be approximately $0.6 million and this will increase in future years. We also have $171.6 million of 9.875% non-callable bonds, ("Series A bonds"), due 2012 that are similarly defeased by assets held by a Trustee. The total pre-tax future accounting loss relating to the Series A and Series B bonds, for the period 2002 through to 2019, is expected to be approximately $60 million.

In February 2001 we sold Madison Plaza for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.2 million. For the three months ended March 31, 2001 the pre-tax gains on sale of $5.2 million included the sale of Madison Plaza, net of the impairment expense recorded in 2000, and the sales of other real estate and leasing assets.

We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit. However there can be no assurances that these sales will occur in the short-term.

For the three months ended March 31, 2002 operating expenses, interest expense and depreciation decreased to $26.6 million, $11.9 million and $4.3 million, respectively, compared to $32.1 million, $16.4 million and $4.9 million, respectively, for the three months ended March 31, 2001. These decreases were primarily due to the sales of Madison Plaza in February 2001, Atlanta Financial Center in April 2001 and the data processing facility in January 2002.

For the three months ended March 31, 2002 our real estate segment investment income increased to $4.8 million compared to $0.7 million for the three months ended March 31, 2001. This was primarily due to a loss of $4.1 million from real estate investment trusts for the three months ended March 31, 2001. By December 31, 2001 we had sold all of our holdings in these trusts.

Real estate and leasing income for the three months ended March 31, 2002 increased to $50.6 million compared to $8.2 million for the three months ended March 31, 2001. This was due to the net effect of the larger gain on the sale of the data processing facility during the three months ended March 31, 2002 compared to the property sold in the first quarter of 2001, reduced operating income in 2002 following the property sales and the increase in investment income for the three months ended March 31, 2002.

Net Income (Loss):
------------------

(In thousands)                                   2002       2001
------------------------------------------------------------------
NET LOSS BEFORE TAXES
Reinsurance                                    $(18,325)  $(84,136)
Real estate and leasing                          50,623      8,273
Other operating expenses                         (8,598)    (4,446)
------------------------------------------------------------------
Consolidated net income (loss)  before taxes     23,700    (80,309)
Income taxes                                    (19,246)    (2,656)
------------------------------------------------------------------
Net income (loss)                              $  4,454   $(82,965)
------------------------------------------------------------------

Net income for the three months ended March 31, 2002 was $4.5 million compared to a net loss of $83.0 million for the same period in 2001, an increase of $87.4 million. This increase was primarily due to a reduction in underwriting losses, reduced reinsurance investment losses and the gain on sale of the data processing facility, offset in part, by a reduction in other real estate and leasing income. Other operating expenses for the three months ended March 31, 2002 increased by $4.2 million compared to the same period in 2001. This was largely due to severance costs as a result of the decision to put the Bermuda reinsurance operations into runoff. The tax charge for the three months ended March 31, 2002 was $19.2 million compared to $2.7 million for the same period in 2001. This increase of $16.6 million was primarily due to taxes relating to the gain on sale of the data processing facility. Basic and diluted net income per share was $0.04 for the three months ended March 31, 2002 compared to net loss per share of $0.69 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

(In thousands)                                           2002        2001
-----------------------------------------------------------------------------
CASH FLOWS
Operating activities                                   $ 23,218   $ 1,300,302
Investing activities                                    212,861    (1,393,576)
Financing activities                                     (3,022)     (123,545)
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents   $233,057   $  (216,819)
-----------------------------------------------------------------------------

Operating activities
--------------------

Reinsurance operations generated $18.4 million for the three months ended March 31, 2002 compared to $17.8 million for the three months ended March 31, 2001. Any fluctuations are due to the timing of premium receipts and the payment of claims.

On February 13, 2002 the Board of Directors of Overseas Partners Ltd. announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. This means that no new reinsurance contracts will be written in Bermuda and there will therefore be a significant reduction in the cash generated from reinsurance operations. Claim payments are likely to exceed premium receipts in future periods. Following the runoff decision the Company has been reducing the duration of its investment portfolio and increasing its cash and short-term investment positions to ensure that it will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. This process will continue in the second quarter of 2002 and beyond.

During the three months ended March 31, 2002 reinsurance balances receivable increased by $502.4 million to $1,164.1 million. This increase was primarily as a result of new business written prior to the decision to put the Bermuda operations into runoff. During the three months ended March 31, 2002 reinsurance balances payable increased by $62.0, to $263.5 million, primarily as a result of ceded premium payable associated with our finite risk contracts and our property catastrophe business.

Real estate operations used $4.7 million for the three months ended March 31, 2002 compared to using $6.7 million for the three months ended March 31, 2001. The net cash outflows were due to the timing of interest payments made to bondholders.

During the three months ended March 31, 2002 we purchased $1.6 million of investments and sold $4.0 million of investments in our trading portfolio compared to $1,363.9 million and $2,637.4 million, respectively, for the three months ended March 31, 2001. The magnitude of the cash flows for the three months ended March 31, 2001 was primarily as a result of selling our U.S. S&P 500 equity based and our global bond trading portfolios during March 2001 to reduce our income statement volatility.

Investing activities
--------------------

During the three months ended March 31, 2002 we purchased $159.0 million and sold $315.0 million of available-for-sale investments compared to $1,445.3 million and $17.8 million, respectively for the three months ended March 31, 2001. During the first quarter of 2002 sales from our available-for-sale investment portfolios exceeded purchases by $156.0 million. This was primarily due to the sale of one of our S&P500 portfolios, with the proceeds being held in cash. In the first quarter of 2001 we acquired new portfolios of equity and fixed income securities and classified them as available-for-sale. Throughout the rest of the 2001 we continued to realign our investment portfolios to reflect our lower risk tolerances and increased liquidity needs.

Our risk tolerance has decreased over recent years as a result of the cancellation of the profitable shipper's risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the reduction in our capital base. As such our allocation to equity securities decreased from 60% as of March 31, 2001 to 47% at December 31, 2001.

Following our February 13, 2002 announcement to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As such we have further reduced our allocation to equity securities to 39% of our portfolio as at March 31, 2002. During the second quarter of 2002 we have further realigned our available-for-sale portfolio with significant reductions in our exposure to foreign currency denominated bonds and have increased our allocation to short-term cash and investments. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

The asset allocation for the combined trading and available-for-sale portfolios as of March 31, 2002, December 31, 2001 and March 31, 2001 was as follows:

                                 March 31,   December 31,   March 31,
Asset Class                        2002          2001          2001
---------------------------------------------------------------------
U.S. Equities                       17%           25%          31%
Emerging market equities             0%            0%           7%
Multi-manager funds                 22%           22%          22%
                                 ------------------------------------
         Total equities             39%           47%          60%
Cash                                27%           19%          11%
Global fixed income securities      34%           34%          29%
---------------------------------------------------------------------
                                   100%          100%         100%
=====================================================================

During the three months ended March 31, 2002 our real estate investing activities produced net cash inflow of $141.5 million from the sale of the data processing facility and the land on which it is located. From the sale proceeds we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B bonds. During the three months ended March 31, 2001 our real estate investing activities produced net cash inflow of $33.5 million mainly relating to the sale of Madison Plaza. The purchaser of Madison Plaza assumed the associated existing debt of $122.2 million. We intend to take advantage of other sale opportunities in the real estate market when and as circumstances permit.

Financing activities
--------------------

During the three months ended March 31, 2002 the Company repaid $1.8 million of debt. During the same period in 2001 there was a repayment of $43.1 million, of which $41.0 million was short-term debt that was repaid with net proceeds from the sale of Madison Plaza.

During the three months ended March 31, 2001 we paid a dividend of $0.45 per share, which resulted in a cash outflow of $54.1 million. We have not paid a dividend during the three months ended March 31, 2002. As a result of the decision to restructure OPL and cause most of its operations to begin an orderly runoff we will review and amend our dividend policy. Our historical dividend policy relied on the highly profitable and predictable cash flow characteristics of the shipper's risk program. It is not known at this time whether or not the Company will pay dividends in the future.

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company's Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company's customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. This decision will be re-evaluated at future Board meetings, giving due consideration to the Company's new runoff status, required capital levels, regulatory requirements, operating performance, cash flows and future needs. During the three months ended March 31, 2001 we purchased $24.2 million of shares from our shareowners. During this period we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000.

Sources of liquidity
--------------------

Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Our reinsurance operations have historically provided significant liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. However, more recently, we have seen that our current premiums receipts are only marginally in excess of loss and loss expense payments as claims on business written in prior years has accelerated faster than premiums due on current business. We expect this trend to continue further as a result of our recent decision to stop writing new business in Bermuda. We expect that over the next two years we may become cash flow negative in our reinsurance segment operations.

Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims, including those related to the events of September 11, 2001, and operating expenses. At March 31, 2002 the reinsurance segment had $2.4 billion of cash and highly liquid investments. Our cash and cash equivalents increased from $485.9 million at December 31, 2001 to $719.0 million at March 31, 2002.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business in Bermuda and to runoff our reinsurance operations, the banks requested that these facilities (which at the time totaled $590.5 million) be fully secured by a portion of the Company's investment portfolio of at least equivalent value. The Company finalized this arrangement in May 2002 and does not believe that this collateralization will impact its ability to meet its obligations. Indeed, payment of accrued loss and loss expense obligations will result in a corresponding reduction in the required letter of credit and the associated collateral requirement.

We will continue to take advantage of further sale opportunities in the real estate market when and as circumstances permit, although there can be no assurances that such sales will occur in the short-term.

As a holding company, substantially all of OPL's assets relate to its investments in subsidiaries. As such, OPL's ability to make future distributions to shareowners, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe, OPCat and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year's statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has since been in compliance with the minimum liquidity ratio requirement. Dividend payments by OPL's United States based reinsurance subsidiary OPUS Re are also limited by statutory regulations. As a result of these restrictions, only approximately $255 million of capital is currently available for distribution to OPL, and ultimately to its shareowners, in 2002, without further regulatory approval. Although additional liquidity may also become available through the potential sales of real estate and OPUS Re, neither the amounts nor timing of such sales are assured. See Note 5 to the Unaudited Consolidated Financial Statement for further information on the restrictions on distributions.

On May 10, 2002 OPL completed the sale of OPCat to Renaissance Re Holdings Ltd. for an amount that approximated OPCat's net book value of $445 million. OPCat was a wholly owned subsidiary of OPRe and we will therefore require approval from the Bermuda Monetary Authority to distribute capital to OPL in excess of the $255 million currently available for distribution.

Sources of Capital
------------------

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause most of its operations to begin an orderly runoff the Company will seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, including current market conditions and the structure of OPL's remaining real estate portfolio, it could take many years to complete the runoff of OPL's businesses and fully return share capital.

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

In addition the Company's finite reinsurance business includes two financial guarantee contracts that expose the Company to underwriting loss in the event of credit defaults. These policies are due to expire by the end of 2006. The Company controls this exposure to credit risk by establishing limits on the amount of risk to any one underlying credit and through aggregate limits in each reinsurance contract.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company controls this risk by placing limits on exposure to any one reinsurer and mandating minimum credit ratings for each reinsurer.

Inflation
---------

Following our February 13, 2002 announcement of our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. Our fixed income portfolio comprises highly liquid debt securities of governments, supranationals, government agencies, financial institutions and utilities. Our U.S. equity portfolio is comprised of stocks drawn mainly from within the S&P 500 Index. Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions. Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

Recent Developments
-------------------

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

..    the uncertainties of the reserving process
..    the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001
..    our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001
..    our ability to sell our remaining real estate assets
..    our ability to sell OPUS Re
..    the occurrence of catastrophic events with a frequency or severity exceeding our estimates
..    loss of the services of any of the Company's remaining executive officers
..    uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)
..    losses due to interest rate fluctuations
..    volatility in global financial markets which could affect our investment portfolio
..    the resolution of any pending or future tax assessments by the IRS against us
..    the resolution of other pending litigation

We do not undertake to update these forward-looking statements in any manner.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

There has been no material change in the Company's market risks in 2002.

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

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

a)   Exhibits:
     --------

     10(a) Separation agreement and general release between Overseas Partners Ltd. and Mary R. Hennessy, made as of April 15, 2002.

     10(b) Separation agreement and general release between Overseas Partners Ltd. and Jed Rhoads, made as of April 15, 2002.

b)   Reports on Form 8-K:
     -------------------

     . On February 13, 2002 OPL filed a report on Form 8-K which contained a Letter to Shareholders and Press Release describing the decisions made by the OPL Board of Directors to stop writing new reinsurance business in Bermuda, find a buyer for OPUS Re, and begin running off OPL's reinsurance reserves.

     . On March 20, 2002 OPL filed a report on Form 8-K reporting that on March 14, 2002, pursuant to the terms of the Employment Agreement between the Company and Mary R. Hennessy (President & Chief Executive Officer), Ms. Hennessy gave formal notice of her intention to terminate her employment no later than April 15, 2002.

     . On May 14, 2002 OPL filed a report on Form 8-K reporting that effective May 13, 2002 the Board of Directors of Overseas Partners Ltd. appointed Mark R. Bridges as President and Chief Executive Officer of the Company and appointed both Mr. Bridges and Mark B. Cloutier as members of the Board of Directors. Mr. Cloutier has also been appointed Chief
     Executive Officer of OPRe.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002                         OVERSEAS PARTNERS LTD.


                                           By: /s/ Mark R. Bridges
                                               ---------------------------------
                                           Mark R. Bridges
                                           President and Chief Executive Officer


                                           By: /s/ Chris Fleming
                                               ---------------------------------
                                           Chris Fleming
                                           Chief Accounting Officer