Form 10-Q
period 2002-06-30
OVERSEAS PARTNERS LTD
filed 2002-08-14
CIK 740125

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2002

Commission file Number 0-11538

Overseas Partners Ltd.
(Exact name of registrant as specified in its charter)

Islands of Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Cumberland House, One Victoria Street, Hamilton HM 11, Bermuda
(Address of principal executive offices) (Zip Code)

(441) 295-0788
Registrant’s telephone number, including area code

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Common Stock, par value $.10 per share
(Title of Class)

118,878,929 Shares
Outstanding at August 14, 2002

PART I.    FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS:
Investments:
Trading, at fair value—Equity securities (cost 2002—$450,500, 2001—$453,523)	$513,639	$516,074
Available-for-sale, at fair value—Debt securities (amortized cost 2002—$420,938, 2001—$835,962)	439,377	826,221
Equity securities (cost 2002—$463,175, 2001—$665,898)	355,837	596,167
Held-to-maturity, at amortized cost—Restricted investments (fair value 2002—$nil, 2001—$279,581)	—	237,917

	1,308,853	2,176,379
Cash and cash equivalents	443,976	485,902
Restricted cash and short-term investments	788,216	—
Reinsurance balances receivable	898,829	661,781
Funds withheld	307,728	200,771
Deferred acquisition costs	94,232	60,218
Unearned premiums ceded	7,616	14,272
Real estate and leasing:
Operating lease with UPS	—	93,843
Finance lease	41,689	42,122
Hotel	—	150,111
Office building	300,833	305,355
Other assets
Goodwill	3,333	5,816
Other	73,811	94,404

Total assets	$4,269,116	$4,290,974

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,827,156	$1,831,255
Unearned premiums	555,068	287,301
Reinsurance balances payable	210,103	201,431
Accounts payable and other liabilities	48,703	42,159
Deferred income taxes	6,991	12,738
Long-term debt	286,233	556,099
Minority interest	41,360	41,070

Total liabilities	$2,975,614	$2,972,053

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—
Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million shares; outstanding 118,878,929 shares	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	1,506,107	1,506,066
Treasury stock (2002—8,621,071 shares, 2001—8,406,081 shares), at cost	(157,791)	(155,406)
Deferred compensation	(807)	(3,115)
Accumulated other comprehensive loss	(104,407)	(79,024)

Total members’ equity	1,293,502	1,318,921

Total liabilities and members’ equity	$4,269,116	$4,290,974

Net book value per share	$10.88	$11.07

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Gross reinsurance premiums written	$(124,423)	$176,940	$684,583	$520,280
Reinsurance premiums ceded	46,993	(7,369)	(84,419)	(27,004)

Reinsurance premiums written	(77,430)	169,571	600,164	493,276
Change in unearned premiums	198,480	14,695	(274,105)	(187,628)

Reinsurance premiums earned	121,050	184,266	326,059	305,648
Commission and fee income	2,222	947	3,560	3,290
Operating lease with UPS	—	4,677	3,645	9,308
Finance lease	844	860	1,692	1,742
Hotel	17,169	27,055	37,219	50,734
Office buildings	17,748	18,441	35,857	46,272
Gain on sales of real estate assets and PIP	58,892	36,605	105,992	41,766
Interest	13,096	13,071	26,943	30,793
Realized gain on securities	29,041	26,338	8,112	186,196
Unrealized (loss) gain on trading securities	(5,401)	22,289	571	(224,437)
Amortization of fixed income securities	3,298	5,160	5,924	8,845
Dividends	1,216	4,906	2,265	9,590

	259,175	344,615	557,839	469,747

EXPENSES:
Reinsurance losses and loss expenses	96,692	146,693	248,779	251,659
Reinsurance commissions, taxes and other	40,717	54,216	108,739	93,987
Depreciation expense	4,204	4,898	8,523	9,783
Real estate and leasing operating expenses	23,840	30,501	50,437	62,563
Interest expense	88,206	12,798	100,110	29,242
Minority interest in earnings	690	1,049	1,820	2,284
Investment expenses	599	1,464	2,906	3,096
Impairment / amortization of goodwill	2,484	348	2,484	1,101
Other operating expenses	8,433	3,646	17,031	7,339

	265,865	255,613	540,829	461,054

(Loss) income before income taxes	(6,690)	89,002	17,010	8,693
Income taxes	2,277	(19,540)	(16,969)	(22,196)

Net (loss) income	$(4,413)	$69,462	$41	$(13,503)

Basic and diluted net (loss) income per share	$(0.04)	$0.58	$0.00	$(0.11)

Weighted average number of shares outstanding	119,051	119,278	119,072	119,806

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net (loss) income	$(4,413)	$69,462	$41	$(13,503)
Other comprehensive loss:
Net unrealized holding (losses) gains on available-for-sale securities	(25,057)	24,227	(48,380)	(18,990)
Less: reclassification adjustment for gains included in net income	6,272	(35,382)	24,804	(35,609)

Other comprehensive loss before income tax	(18,785)	(11,155)	(23,576)	(54,599)
Income tax (payable) recovery related to other comprehensive (loss) income items	(1,935)	679	(1,807)	653

Other comprehensive loss	(20,720)	(10,476)	(25,383)	(53,946)

Comprehensive (loss) income	$(25,133)	$58,986	$(25,342)	$(67,449)

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Six Months Ended June 30, 2002 and 2001
(In thousands)
(Unaudited)

		Common Stock		Treasury Stock					Accumulated Other	Total
	Preference Stock	Shares	Amount	Shares	Amount	Deferred Compensation	Contributed Surplus	Retained Earnings	Comprehensive Income (Loss)	Members’ Equity
Balance, January 1, 2001	$—	127,500	$12,750	(6,563)	$(125,379)	$—	$39,991	$1,850,577	$66	$1,778,005
Net loss	—	—	—	—	—	—	—	(13,503)	—	(13,503)
Purchase of shares	—	—	—	(1,899)	(32,284)	—	—	—	—	(32,284)
Dividend paid ($0.45 per share)	—	—	—	—	—	—	—	(54,082)	—	(54,082)
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(53,946)	(53,946)

Balance, June 30, 2001	$—	127,500	$12,750	(8,462)	$(157,663)	$—	$39,991	$1,782,992	$(53,880)	$1,624,190

Balance, January 1, 2002	$—	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921
Net income	—	—	—	—	—	—	—	41	—	41
Restricted shares forfeited	—	—	—	(1)	(19)	19	—	—	—	—
Purchase of shares	—	—	—	(214)	(2,366)	—	—	—	—	(2,366)
Amortization of restricted common stock compensation	—	—	—	—	—	2,289	—	—	—	2,289
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(25,383)	(25,383)

Balance, June 30, 2002	$—	127,500	$12,750	(8,621)	$(157,791)	$(807)	$37,650	$1,506,107	$(104,407)	$1,293,502

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S.$ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$41	$(13,503)
Adjustments to reconcile net loss to net cash (expended) provided by operating activities:
Deferred income taxes	(8,624)	8,131
Depreciation expense	8,523	9,783
Minority interest in earnings	1,820	2,284
Realized gain on securities	(8,112)	(186,196)
Unrealized (gain) loss on trading securities	(571)	224,437
Amortization of fixed income securities	(5,924)	(8,845)
Amortization of restricted common stock compensation	2,289	—
Gain on sales of real estate assets and PIP	(105,992)	(41,766)
Premium on debt repurchase	76,877	—
Other	1,921	1,662
Changes in assets and liabilities:
Reinsurance balances receivable	(283,045)	(181,269)
Funds withheld	(106,957)	(5,272)
Deferred acquisition costs	(34,014)	(36,218)
Unearned premiums ceded	(71,862)	(6,805)
Other assets	23,919	(3,025)
Accrued losses and loss expenses	45,153	20,716
Unearned premiums	346,285	196,240
Reinsurance balances payable	44,049	48,617
Accounts payable and other liabilities	(8,704)	(7,026)
Proceeds from sale of trading investments	3,863	2,689,921
Purchase of trading investments	(1,338)	(1,401,650)

Net cash flow (expended) provided by operating activities	(80,403)	1,310,216

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	925,143	924,641
Purchase of available-for-sale investments	(230,962)	(2,423,031)
Proceeds from sales and maturities of held-to-maturity investments	259,484	9,510
Purchase of held-to-maturity investments	(84,192)	(1,773)
Purchase of restricted cash and short-term investments	(788,216)	—
Net cash outflow from sale of Overseas Partners Cat Ltd.	(38,632)	—
Net proceeds from sales of real estate assets and PIP	259,011	126,918
Additions to real estate and leasing assets	(9,219)	(247)

Net cash flow generated (expended) by investing activities	292,417	(1,363,982)

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,366)	(32,284)
Repayment and repurchase of debt	(250,044)	(138,962)
Distributions to minority interest	(1,530)	(3,866)
Dividends paid	—	(54,082)

Net cash flow expended by financing activities	(253,940)	(229,194)

Net decrease in cash and cash equivalents	(41,926)	(282,960)
Cash and cash equivalents:
Beginning of period	485,902	515,159

End of period	$443,976	$232,199

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$16,632	$14,403
Interest	$17,616	$27,476
Assignment of debt in partial consideration for sale of office building	$96,699	$198,389

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business.

The decisions to put the reinsurance operations into runoff will significantly change the future results of our operations and the associated cash flows. There will be no new business written, therefore the cash received for premiums will significantly decrease. We therefore expect that over the next two years we will become cash flow negative in our reinsurance operations. Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

2,	SIGNIFICANT ACCOUNTING POLICIES

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

Interim financial statements are subject to possible adjustments in connection with the annual audit of the Company’s financial statements for the full year; in the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Except as described above, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. Inter-company balances and transactions have been eliminated in consolidation.

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This Statement made significant changes to the accounting for goodwill and intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company has adopted this standard effective January 1, 2002 and the impact on its financial statements is not material.

The Company tests goodwill for impairment on an annual basis and between annual tests if certain indicators are encountered. During the three months ended June 30, 2002 the Company reviewed goodwill for impairment, resulting in a $2.5 million write-off of goodwill.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. The Company has adopted this standard effective January 1, 2002 and the impact on its financial statements is not material.

Long-lived assets held for use are assessed for impairment under SFAS 144 whenever a trigger event occurs. The impairment test is based on whether estimated future undiscounted cash flow from such assets on an individual basis will be less than their net carrying value. If an asset is impaired, its basis is adjusted to fair market value, (net of expected costs to sell), and any such adjustment is recorded as part of depreciation and impairment expense in the consolidated statement of income. No such impairment was booked in the period ended June 30, 2002

Long-lived assets held for sale are recorded at the lower of fair market value, as indicated by independent appraisals or firm offers, and net carrying value.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

3.	SALE OF SUBSIDIARY

On May 10, 2002 OPL sold its wholly owned subsidiary Overseas Partners Cat Ltd. (OPCat) to Renaissance Re Holdings Ltd for $25 million. Prior to, and in anticipation of, the sale, OPCat returned approximately $420 million of capital to OPL. The sale proceeds of $25 million were equal to OPCat’s net book value at the date of sale. At the date of sale OPCat’s assets included $63.6 million of cash, therefore the sale resulted in a net cash outflow of $38.6 million. OPL remains liable for adverse development on losses incurred prior to February 13, 2002 and, conversely, is entitled to a profit commission for any favorable development.

4.	TAXES

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

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to Overseas Partners Ltd.’s 1988 through 1990 taxable years in which it asserted that Overseas Partners Ltd. is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, Overseas Partners Ltd. filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to Overseas Partners Ltd.’s Petition. The IRS has also asserted that Overseas Partners Ltd. is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. Overseas Partners Ltd. has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994. However, the IRS may take similar positions for subsequent years pending resolution of the years currently in dispute.

Overseas Partners Ltd. believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest the proposed assessments for 1991 through 1994 and any future assessments.

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS Re). These subsidiaries are subject to United States income taxes.

5.	BUSINESS SEGMENTS

The Company’s operations are presently conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers’ compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the three and six-month periods ended June 30, 2002 and 2001. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three and six-month periods ended June 30, 2002 and 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. At June 30, 2002 the portfolio included $788.2 million of cash and short-term investments that are restricted and are used to collateralize obligations to our cedents. Investments relating to real estate and leasing are primarily restricted and used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing. Summary financial information about the Company’s segments is presented in the following table:

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

5.	BUSINESS SEGMENTS (continued)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2002	2001	2002	2001
REVENUES
Reinsurance:
Premiums earned	$121,050	$184,266	$326,059	$305,648
Commission and fee income	2,222	947	3,560	3,290
Gain on sale of PIP	—	5,964	—	5,964
Investment income (loss)	1,313	60,633	(943)	(859)

	124,585	251,810	328,676	314,043

Real estate and leasing:
Rentals	35,761	51,033	78,413	108,056
Gain on sale of assets	58,892	30,641	105,992	35,802
Investment income	39,937	11,131	44,758	11,846

	134,590	92,805	229,163	155,704

Consolidated	259,175	344,615	557,839	469,747

NET INCOME BEFORE TAXES
Reinsurance	(13,423)	49,437	(31,748)	(34,699)
Real estate and leasing	17,650	43,559	68,273	51,832
Other operating expenses	(10,917)	(3,994)	(19,515)	(8,440)

Consolidated	$(6,690)	$89,002	$17,010	$8,693

(In thousands)	June 30, 2002	December 31, 2001 (Audited)
ASSETS
Reinsurance
Cash and investments	$2,331,977	$2,365,754
Other	1,371,203	1,012,252
	3,703,180	3,378,006
Real estate and leasing
Cash and investments	209,068	296,527
Other	356,868	616,441

	565,936	912,968

Consolidated	$4,269,116	$4,290,974

Substantially all of the Company’s long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company’s real estate and leasing operations.

For the six-month periods ended June 30, 2002 and 2001 approximately 85% of reinsurance revenues were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. All of the Company’s leasing and real estate revenues are generated in the United States. For 2002 and 2001, all of the Company’s long-lived assets were located in the United States.

OPL earned premiums of $4.6 million for the three months ended June 30, 2001 and $9.3 million for the six months ended June 30, 2001 for the reinsurance of workers’ compensation insurance, written by Liberty Mutual Insurance Company, for employees of a United Parcel Service, Inc. (UPS) subsidiary located in the State of California. This contract was not renewed in 2002.

Until January 31, 2002 OPL’s real estate and leasing segment included a data processing facility leased to a UPS subsidiary. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million. Total rent from the facility lease was $4.7 million for the three months ended June 30, 2001. Total rent from the facility lease was $3.6 million and $9.3 million for the six months ended June 30, 2002 and 2001, respectively.

6.	DEBT REPURCHASE

In 1989, a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (”OPL Funding”), incorporated in Delaware as a special purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million is due in 2012, the other (“Series B Bonds”) in the principal amount of $73.4 million is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a special purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. Such securities were classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

The aircraft were sold in July 1998 and the data processing facility was sold in January 2002. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the data processing facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds and were also classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

Following our February 2002 decision to put our operations into run off we have sought to accelerate the settlement of reinsurance, and real estate liabilities. During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $76.9 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

There remains $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL. Following these actions, we reclassified the remaining collateral securities relating to these outstanding bonds, with a total amortized cost of $106.9 million and fair value of $122.1 million, from the held-to-maturity category to the available-for-sale category. An amount corresponding to the unrealized gains of $15.2 million was recorded in Accounts Payable and Other Liabilities to reflect the bondholders interest in the underlying collateral securities.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

7.	STATUTORY FINANCIAL INFORMATION

Any dividends or other distributions from OPUS Re to OPL via OPUS Re’s United States holding company may be subject to 30% withholding taxes. In addition, OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.
In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses, (net of reinsurance recoverables), or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the six months ended June 30, 2002 and 2001.

2.
The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe and OPAL met these requirements for the periods ended June 30, 2002 and 2001. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has subsequently been in compliance with the minimum liquidity ratio requirement.

3.
Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, OPUS Re cannot pay a dividend in 2002 unless regulatory authority approval is obtained.

4.
OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At June 30, 2002 and December 31, 2001, OPUS Re met the RBC requirements.

5.
As a holding company, substantially all of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. As a result of this restriction and the other requirements noted above, OPL’s reinsurance subsidiaries have approximately $255 million of capital currently available for distribution to OPL, and ultimately its shareowners, in 2002, without further regulatory approval. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities and the contingencies described in notes 4 and 8 prior to making such distributions.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

8.	CONTINGENCIES

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a Racketeer Influenced and Corrupt Organizations (“RICO”) claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit and remanded to the Tax Court for further consideration. The parties to the Tax Court action filed Supplemental Briefs on remand on March 18, 2002. OPL is not a party to the Tax Court action.

The Company filed or joined in motions to dismiss all of the consolidated actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. In orders dated July 30, 2002, the Court granted in part and denied in part the motions to dismiss. Pursuant to the Court’s orders, the claims remaining against the Company are RICO, antitrust, and common law interference with contract claims. The Company believes that it has meritorious defenses to all three actions and intends to defend them vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Transacted in U.S. Dollars)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

Reinsurance:

(In thousands)	2002	2001
Gross premiums written	$(124,423)	$176,940
Premiums ceded	46,993	(7,369)

Net premiums written	(77,430)	169,571
Change in unearned premiums	198,480	14,695

Premiums earned	121,050	184,266
Commission and fee income	2,222	947

	123,272	185,213

Losses and loss expenses	(96,692)	(146,693)
Commissions, taxes and underwriting expenses	(40,717)	(54,216)

	(137,409)	(200,909)

Underwriting loss	(14,137)	(15,696)

Investment income	714	59,169
Gain on sale of PIP	—	5,964

Reinsurance (loss) income	$(13,423)	$49,437

Underwriting

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. During the three months ended June 30, 2002 we made the decision to place our United States subsidiary, OPUS Re, into runoff and to cease writing any further reinsurance business in that subsidiary. These decisions mean that OPL will not write any new reinsurance business. Premiums will continue to be earned on business written prior to the runoff decisions.

Prior to the runoff decision the Company focused on a small number of specialized products including finite risk, accident & health and property catastrophe in Bermuda and working layer casualty in the United States through OPUS Re.

Following the decision to place the Company into runoff, we have completed the early commutation (i.e. negotiated settlement and cancellation) and novation (i.e. transfer of our rights and obligations to another reinsurer) of several multi-year reinsurance programs, particularly in our finite risk division, which had significant exposure to future loss and / or cash flow needs. Loss reserve settlements that are structured as commutations are recorded as an increase or decrease in incurred claims whereas the commutation of unexpired risks and novations are recorded as a return of the original premium income and attendant claims and expenses. During the three months ended June 30, 2002, the Company was able to novate two finite risk contracts that had original gross written premium estimates of $140.5 million to another reinsurer. Both of these contracts had been written between January 1, 2002 and February 13, 2002. In addition, a further finite risk contract was commuted back to the original cedant resulting in a reduction of $29.1 million in gross written premium. Gross premiums written for the three months ended June 30, 2002 of negative $124.4 million reflect the effect of the commutations and novations.

For the three months ended June 30, 2002 premiums ceded was negative $47.0 million which primarily related to a reversal of $46.8 million of premiums ceded in connection with one of our finite risk contracts originally written prior to the runoff announcement and subsequently novated to another reinsurer.

Premiums earned for the three months ended June 30, 2002 decreased to $121.1 million compared to $184.3 million for the three months ended June 30, 2001. This decrease was due to significant reductions in premiums earned in our accident & health, property and workers’ compensation lines of business as no new business was being written following the decision to put our reinsurance operations into runoff. There was also a reduction in premiums earned by our finite risk division following the commutations and novations discussed above. These reductions were partially offset by an increase in premiums earned by OPUS Re.

Reinsurance: (continued)

Commission and fee income increased to $2.2 million for the three months ended June 30, 2002 compared with $0.9 million for the corresponding period in 2001. This increase is due to an increase in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

Commissions, taxes and underwriting expenses for the three months ended June 30, 2002 decreased by $13.5 million from $54.2 million for the three months ended June 30, 2001. This decrease was primarily due to the reduction in premiums earned in the three months ended June 30, 2002.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 113.5% for the three months ended June 30, 2002 and we experienced a net underwriting loss of $14.1 million. The underwriting loss is primarily due to OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

The combined ratio for the three months ended June 30, 2001 was 109.0% and we experienced a net underwriting loss of $15.7 million.

The Company’s finite reinsurance business includes two financial guarantee contracts written in 1998 that expose the Company to underwriting loss in the event of credit defaults. During July 2002 one of the underlying credits filed for Chapter 11 bankruptcy protection. Under the terms of our financial guarantee contracts this will likely result in underwriting losses of approximately $29 million in the third quarter of 2002.

The Company provided retrocessional reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable. Thus, if the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and will likely take many months to resolve. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer’s favor and therefore benefit OPL as its retrocessionaire. The Company continues to reserve for losses and loss expenses without regard to any possibility that the reinsurer’s contract will be rescinded.

Reinsurance Investment Income (Loss)

	(Loss) Income	Other Comprehensive (Loss) Income	Total Return	Income (Loss)	Other Comprehensive Income (Loss)	Total Return
(In thousands)	2002	2002	2002	2001	2001	2001
Equities	$(1,385)	$(50,057)	$(51,442)	$38,314	$10,714	$49,028
Fixed income	2,911	28,899	31,810	6,036	(21,091)	(15,055)
Emerging market equities	(17)	—	(17)	11,181	—	11,181
Multi-manager funds	(4,251)	—	(4,251)	2,489	—	2,489
Other	4,055	(85)	3,970	2,613	(99)	2,514
Expenses	(599)	—	(599)	(1,464)	—	(1,464)

	$714	$(21,243)	$(20,529)	$59,169	$(10,476)	$48,693

As discussed in the Liquidity and Capital Resources section, the asset allocation of our reinsurance investment portfolio changed significantly between June 30, 2001 and June 30, 2002, as a result of the change in the Company’s business and the decision to put the reinsurance operations into runoff. The revised asset allocation reflects our lower risk tolerance and provides more short-term liquidity. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide equity and bond markets.

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. Our investment returns are highly dependent on investment market conditions and consequently will fluctuate from quarter to quarter and year to year.

Our reinsurance portfolio generated a loss of $20.5 million for the three months ended June 30, 2002. This consisted of net income of $0.7 million and net unrealized losses of $21.2 million that were recorded in other comprehensive income compared to a total return of $48.7 million consisting of net income of $59.2 million and net unrealized losses of $10.5 million for the three months ended June 30, 2001.

Reinsurance: (continued)

For the three months ended June 30, 2002 our equity portfolio has generated a loss of 13.8%, or $51.4 million, consisting of a loss of $1.4 million that was recorded in income and net unrealized losses of $50.1 million that were recorded in other comprehensive income. Our equity portfolio includes an investment in a Bermuda based life reinsurer, which has generated a total return of $2.4 million for the three months ended June 30, 2002 compared to a total return of $11.4 million for the same period in 2001. The rest of our equity portfolio closely tracks the S&P 500 index, which fell from 1,147 at April 1, 2002 to 990 at June 30, 2002. During the three months ended June 30, 2001, our equity portfolio generated a positive return of 5.7% or $49.0 million, consisting of a gain of $38.3 million that was recorded in income and net unrealized gains of $10.7 million that were recorded in other comprehensive income. Since June 30, 2002 the S&P 500 index has fallen further.

For the three months ended June 30, 2002 our fixed income portfolios generated a gain of 4.1%, or $31.8 million, consisting of $2.9 million that was recorded in income and net unrealized gains of $28.9 million recorded in other comprehensive income. For the three months ended June 30, 2001 our fixed income portfolios generated a loss of 2.1%, or $15.1 million, consisting of $6.0 million that was recorded in income and net unrealized losses of $21.1 million recorded in other comprehensive income.

Our multi-manager funds, which are primarily a combination of fixed income strategies, lost $4.3 million for the three months ended June 30, 2002 compared to a gain of $2.5 million for the three months ended June 30, 2001. For both our emerging markets equity portfolio and multi-manager funds we record unrealized gains and losses in income. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 1.7% for the three months ended June 30, 2002 compared to 4.7% for the same period in 2001.

Real Estate and Leasing:

(In thousands)	2002	2001
REVENUE:
Office buildings	$17,748	$18,441
Hotel	17,169	27,055
Leasing	844	5,537
Gain on sale of assets	58,892	30,641

	94,653	81,674

EXPENSES:
Operating expenses	(23,840)	(30,501)
Interest expense	(11,329)	(12,798)
Premium on debt repurchase	(76,877)	—
Depreciation	(4,204)	(4,898)
Minority interest in earnings	(690)	(1,049)
	(116,940)	(49,246)

Operating (loss) income	(22,287)	32,428

Investment income:
Real estate investment trust certificates	—	6,515
Amortization of zero-coupon notes	4,579	3,715
Gain on sale of zero-coupon notes	34,803	—
Other	555	901

Investment income	39,937	11,131

Real estate and leasing income	$17,650	$43,559

Office building revenue decreased by $0.7 million to $17.8 million for the three months ended June 30, 2002 from $18.4 million for the three months ended June 30, 2001. Revenue for the three months ended June 30, 2001 includes $0.6 million of revenue relating to the Atlanta Financial Center prior to its sale in April 2001. The remainder of the revenue for both periods relates to a two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston. Copley Place was subsequently sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of approximately $35 million, which will be included in the third quarter results. The purchaser of the property assumed the associated existing debt of $184.6 million.

Hotel revenue, which relates to the Marriott Copley Hotel located in Boston, decreased by $9.9 million to $17.2 million for the three months ended June 30, 2002 from $27.1 million for the three months ended June 30, 2001. The decrease was primarily due to the sale of the property on June 13, 2002, although revenue was also adversely affected by a rooms renovation which resulted in fewer rooms being available from April 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.9 million. The purchaser of the property assumed the associated existing debt of $96.9 million.

Real Estate and Leasing: (continued)

Leasing revenue of $0.8 million for the three months ended June 30, 2002 related to a finance lease with the Kmart Corporation. The reduction in leasing revenue from $5.5 million for the three months ended June 30, 2001 was due to the sale to UPS of the data processing facility leased to UPS and the termination of the lease on January 31, 2002.

On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Kmart Corporation has not to date filed a request to reject our unexpired lease. However, there can be no assurance that it will not file this request or default on its future payments. We believe that any rejection of the unexpired lease by Kmart would not have a material effect on the consolidated financial position or future results of operations of OPL as we believe that the facility would be available for other uses. To date the Kmart Corporation has not defaulted on any of its lease payments.

The gain on sale of assets for the three months ended June 30, 2001 related to the sale the Atlanta Financial Center in April 2001. The property was sold for net cash proceeds of $72.8 million, the purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

For the three months ended June 30, 2002 operating expenses, interest expense and depreciation decreased to $23.8 million, $11.3 million and $4.2 million, respectively, compared to $30.5 million, $12.8 million and $4.9 million, respectively, for the three months ended June 30, 2001. These decreases were primarily due to the sales of the Atlanta Financial Center in April 2001, the data processing facility in January 2002 and the Marriott Copley Hotel in June 2002.

In 1989, a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (”OPL Funding”), incorporated in Delaware as a special purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million is due in 2012, the other (“Series B Bonds”) in the principal amount of $73.4 million is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a special purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. Such securities were classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

The aircraft were sold in July 1998 and the data processing facility was sold in January 2002. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the data processing facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds and were also classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

Following our February 2002 decision to put our operations into run off we have sought to accelerate the settlement of reinsurance, and real estate liabilities. During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $76.9 million. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

There remains $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL. Following these actions, we reclassified the remaining collateral securities relating to these outstanding bonds, with a total amortized cost of $106.9 million and fair value of $122.1 million, from the held-to-maturity category to the available-for-sale category. An amount corresponding to the unrealized gains of $15.2 million was recorded in Accounts Payable and Other Liabilities to reflect the bondholders interest in the underlying collateral securities.

Net Income:

(In thousands)	2002	2001
NET (LOSS) INCOME BEFORE TAXES
Reinsurance	$(13,423)	$49,437
Real estate and leasing	17,650	43,559
Other operating expenses	(10,917)	(3,994)

Consolidated net (loss) income before taxes	(6,690)	89,002
Income taxes	2,277	(19,540)

Net (loss) income	$(4,413)	$69,462

The net loss for the three months ended June 30, 2002 was $4.4 million compared to net income of $69.5 million for the same period in 2001, a decrease of $73.9 million. This decrease was primarily due to a reduction in reinsurance investment income of $58.5 million and the net effect of real estate disposals. The Atlanta Financial Center was sold in April 2001 and the Marriott Copley Hotel in June 2002. In addition, during the quarter ended June 30, 2002 we repurchased debt for a premium of $76.9 million which enabled us to make a gain on the sale of the zero coupon notes of $34.8 million. Other operating expenses for the three months ended June 30, 2002 increased by $6.9 million compared to the same period in 2001. This was largely due to severance costs and a goodwill write-off of $2.5 million as a result of the decision to put OPUS Re into runoff. For the three months ended June 30, 2002 there was a tax credit of $2.3 million compared to a charge $19.5 million for the same period in 2001. The tax credit was primarily due to the net effect of the $76.9 million premium paid on the debt repurchase offset by tax due on the gain on sale of the Marriott Copley Hotel. The $19.5 million tax charge for the three months ended June 30, 2001 was primarily due to the tax on the gain on sale of the Atlanta Financial Center. Basic and diluted net loss per share was $0.04 for the three months ended June 30, 2002 compared to net income per share of $0.58 for the same period in 2001.

Six Months Ended June 30, 2002 and 2001

Reinsurance:

(In thousands)	2002	2001
Gross premiums written	$684,583	$520,280
Premiums ceded	(84,419)	(27,004)

Net premiums written	600,164	493,276
Change in unearned premiums	(274,105)	(187,628)

Premiums earned	326,059	305,648
Commission and fee income	3,560	3,290

	329,619	308,938

Losses and loss expenses	(248,779)	(251,659)
Commissions, taxes and underwriting expenses	(108,739)	(93,987)

	(357,518)	(345,646)

Underwriting loss	(27,899)	(36,708)

Investment loss	(3,849)	(3,955)
Gain on sale of PIP	—	5,964

Reinsurance loss	$(31,748)	$(34,699)

Underwriting

Effective February 15, 2002 Renaissance Reinsurance Ltd. assumed a 100% quota share of the in-force property catastrophe reinsurance policies written by OPCat. On May 10, 2002 OPL completed the sale of OPCat to Renaissance Re Holdings Ltd. for an amount equal to OPCat’s net book value.

Gross premiums written for the six months ended June 30, 2002 reflect $45.8 million of new business written in Bermuda and $321.6 million of renewals compared with $98.4 million and $341.8 million, respectively, for the same period in the prior year. In addition, OPUS Re wrote $286.8 million of gross premiums in the six months ended June 30, 2002 compared to $117.7 million for the same period in the prior year. Gross premiums written for the six months ended June 30, 2002 also reflect an increase in premium estimates of approximately $30.4 million compared with a decrease of $37.6 million for the six months ended June 30, 2001.

Reinsurance: (continued)

The following table provides an analysis of gross premiums written by line of business, both in the aggregate and as a percentage of total premiums, for each of the six month periods ended June 30, 2002 and 2001:

(in thousands except for percentages)	2002		2001
Gross reinsurance premiums written:
Finite risk	$233,513	34%	$131,268	25%
Automobile liability & physical damage	106,536	16%	44,130	8%
Accident & health	102,753	15%	117,439	23%
Property catastrophe	79,406	12%	63,799	12%
Agriculture	51,523	8%	33,036	6%
Workers’ compensation	42,727	6%	87,787	17%
General & professional liability	40,514	6%	15,311	3%
Multi-line	12,533	2%	12,355	2%
Aviation	2,161	0%	22,411	4%
Other	12,917	2%	(7,256)	(1)%

	$684,583	100%	$520,280	100%

Premiums earned for the six months ended June 30, 2002 increased to $326.1 million compared to $305.6 million for the six months ended June 30, 2001. This increase was primarily due to increases in premiums earned in our finite risk division, OP Finite, and by OPUS Re of $9.3 million and $78.1 million respectively, reflecting the fact that OP Finite and OPUS Re only commenced writing business in the first quarter of 2001, offset by a reduction in premiums earned on our workers’ compensation contracts of $51.0 million.

Commission and fee income increased to $3.6 million for the six months ended June 30, 2002 compared with $3.3 million for the corresponding period in 2001. This increase is due to an increase in the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. This was partially offset by the sale of Parcel Insurance Plan, Inc. (PIP) in May 2001.

For the six months ended June 30, 2002 premiums ceded increased to $84.4 million compared to $27.0 million for the six months ended June 30, 2001. Premium ceded for the six months ended June 30, 2002 primarily related to:

•
$77.4 million of property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million due to the 100% quota share of the in-force property catastrophe reinsurance policies discussed above.

•
$3.4 million of premiums ceded relating to our purchase of several layers of excess of loss protection for our aviation book of business. The reinsurance protection provides coverage of $12.0 million in excess of $3.0 million for a single loss event for losses occurring up until August 2003. Each layer of this excess of loss protection can be reinstated a maximum of either one or two times.

Commissions, taxes and underwriting expenses for the six months ended June 30, 2002 increased by $14.7 million from $94.0 million for the six months ended June 30, 2001. This increase was primarily related to the increase in premiums earned.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 109.6% for the six months ended June 30, 2002 and we experienced a net underwriting loss of $27.9 million. The underwriting loss is primarily due to OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

The combined ratio for the six months ended June 30, 2001 was 113.1% and we experienced a net underwriting loss of $36.7 million.

Reinsurance Investment Loss

	(Loss) Income	Other Comprehensive (Loss) Income	Total Return	(Loss) Income	Other Comprehensive (Loss) Income	Total Return
(In thousands)	2002	2002	2002	2001	2001	2001
Equities	$(19,541)	$(37,607)	$(57,148)	$(28,053)	$(19,445)	$(47,498)
Fixed income	11,976	11,885	23,861	9,984	(34,216)	(24,232)
Emerging market equities	(565)	—	(565)	3,130	—	3,130
Multi-manager funds	2,019	—	2,019	4,900	—	4,900
Other	5,168	(184)	4,984	9,180	(285)	8,895
Expenses	(2,906)	—	(2,906)	(3,096)	—	(3,096)

	$(3,849)	$(25,906)	$(29,755)	$(3,955)	$(53,946)	$(57,901)

Our reinsurance portfolio generated a loss of $29.8 million for the six months ended June 30, 2002. This consisted of a net loss of $3.8 million recorded in income and net unrealized losses of $25.9 million that were recorded in other comprehensive income compared to a net loss of $4.0 million that was recorded in income and net unrealized losses of $53.9 million for the six months ended June 30, 2001.

For the six months ended June 30, 2002 our equity portfolio has generated a loss of 12.6%, or $57.1 million, consisting of a loss of $19.5 million that was recorded in income and net unrealized losses of $37.6 million that were recorded in other comprehensive income. Our equity portfolio includes an investment in a Bermuda based life reinsurer, which has generated a negative total return of $13.3 million for the six months ended June 30, 2002 compared to a positive total return of $7.2 million for the same period in 2001. The rest of our equity portfolio closely tracks the S&P 500 index. On January 1, 2002 the S&P 500 index was 1,148 and fell to 990 by June 30, 2002. During the six months ended June 30, 2001, our equity portfolio generated a negative return of 7.3% or $47.5 million, consisting of a loss of $28.1 million that was recorded in income and net unrealized losses of $19.4 million that were recorded in other comprehensive income. Since June 30, 2002 the S&P 500 index has fallen further.

For the six months ended June 30, 2002 our fixed income portfolios generated a gain of 2.5%, or $23.9 million, consisting of $12.0 million that was recorded in income and net unrealized gains of $11.9 million recorded in other comprehensive income. For the six months ended June 30, 2001 our fixed income portfolios generated a loss of 3.5%, or $24.2 million, consisting of $10.0 million that was recorded in income and net unrealized losses of $34.2 million recorded in other comprehensive income.

As a result of our change in asset allocation our emerging markets equity portfolio was less than $3 million at December 31, 2001 and has been further reduced during the six months ended June 30, 2002. Our multi-manager funds, which are primarily a combination of fixed income strategies, gained $2.0 million for the six months ended June 30, 2002 compared to a gain of $4.9 million for the six months ended June 30, 2001. For both our emerging markets equity portfolio and multi-manager funds we record unrealized gains and losses in income. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 2.0% for the six months ended June 30, 2002 compared to 5.2% for the same period in 2001.

Real Estate and Leasing:

(In thousands)	2002	2001
REVENUE:
Office buildings	$35,857	$46,272
Hotel	37,219	50,734
Leasing	5,337	11,050
Gain on sale of assets	105,992	35,802

	184,405	143,858

EXPENSES:
Operating expenses	(50,437)	(62,563)
Interest expense	(23,233)	(29,242)
Premium on debt repurchase	(76,877)	—
Depreciation	(8,523)	(9,783)
Minority interest in earnings	(1,820)	(2,284)

	(160,890)	(103,872)

Operating income	23,515	39,986

Investment income:
Real estate investment trust certificates	—	2,385
Amortization of zero-coupon notes	8,924	7,421
Gain on sale of zero-coupon notes	34,803	—
Other	1,031	2,040
Investment income	44,758	11,846

Real estate and leasing income	$68,273	$51,832

For the six months ended June 30, 2002 office building revenue decreased by $10.4 million to $35.9 million from $46.3 million for the six months ended June 30, 2001. This decrease was mainly attributable to the timing of property sales. Following the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001 we had only one remaining office building, a two-thirds partnership interest in the Copley Place retail center and office complex. Copley Place was subsequently sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of approximately $35 million which will be included in the third quarter results. The purchaser of the property assumed the associated existing debt of $184.6 million.

For the six months ended June 30, 2002 hotel revenue, which relates to the Marriott Copley Hotel located in Boston, decreased by $13.5 million to $37.2 million from $50.7 million for the six months ended June 30, 2001. The decrease was primarily due to the sale of the property on June 13, 2002, although revenue was also adversely affected by a rooms renovation which resulted in fewer rooms being available from April 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.9 million. The purchaser of the property assumed the associated existing debt of $96.9 million.

Leasing revenue decreased by $5.7 million when comparing the six months ended June 30, 2002 to the six months ended June 30, 2001. The decrease was mainly attributable to the sale of the data processing facility to UPS and the termination of the lease by UPS in January 2002. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million.

Of the $5.3 million leasing revenue for the six months ended June 30, 2002, $1.7 million relates to a finance lease with the Kmart Corporation. On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Kmart Corporation has not to date filed a request to reject our unexpired lease. However, there can be no assurance that it will not file this request or default on its future payments. We believe that any rejection of the unexpired lease by Kmart would not have a material effect on the consolidated financial position or future results of operations of OPL as we believe that the facility would be available for other uses. To date the Kmart Corporation has not defaulted on any of its lease payments.

Real Estate and Leasing: (continued)

The gain on sale of assets for the six months ended June 30, 2001 related to the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Madison Plaza was sold for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.2 million and the pre-tax gain on sale was $4.7 million. The Atlanta Financial Center was sold for net cash proceeds of $72.8 million, the purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

For the six months ended June 30, 2002 operating expenses, interest expense and depreciation decreased to $50.4 million, $23.2 million and $8.5 million, respectively, compared to $62.6 million, $29.2 million and $9.8 million, respectively, for the six months ended June 30, 2001. These decreases were primarily due to the timing of our property sales. The minority interest in earnings relates to the one-third partnership in Copley Place.

On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A bonds and $58.4 million of the Series B bonds for a total premium of $76.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $211.5 million generating a $34.8 million gain on sale.

Net Income:

(In thousands)	2002	2001
NET INCOME BEFORE TAXES
Reinsurance	$(31,748)	$(34,699)
Real estate and leasing	68,273	51,832
Other operating expenses	(19,515)	(8,440)

Consolidated net income before taxes	17,010	8,693
Income taxes	(16,969)	(22,196)

Net income (loss)	$41	$(13,503)

Net income for the six months ended June 30, 2002 was $41,000 compared to a net loss of $13.5 million for the same period in 2001. This change was due primarily to the larger net gains made on the sale of real estate assets in 2002 than on the real estate assets sold in 2001, offset by the premium paid on debt repurchase. This was offset by an increase in other operating expenses primarily due to severance payments and a goodwill write-off of $2.5 million following the runoff decision. The tax charge for the six months ended June 30, 2002 was $17.0 million compared to $22.2 million for the same period in 2001. This decrease of $5.2 million was due to the premium paid on the debt repurchase offsetting some of the gains on sales of real estate assets in the six months ended June 30, 2002. Net loss per share was $0.00 for the six months ended June 30, 2002 compared to a loss per share of $0.11 for the same period in 2001.

Liquidity and Capital Resources

(In thousands)	2002	2001
CASH FLOWS
Operating activities	$(80,403)	$1,310,216
Investing activities	292,417	(1,363,982)
Financing activities	(253,940)	(229,194)

Net decrease in cash and cash equivalents	$(41,926)	$(282,960)

Cash and cash equivalents decreased due to the following:

Operating activities

Reinsurance operations used $76.4 million for the six months ended June 30, 2002 compared to using $11.8 million for the six months ended June 30, 2001. Fluctuations are due to the effect of commutations and novations of reinsurance contracts, the timing of premium receipts and the payment of claims.

On February 13, 2002 the Board of Directors of Overseas Partners Ltd. announced its decision to restructure OPL and cause its reinsurance operations to begin an orderly runoff. This means that no new reinsurance contracts will be written and there will therefore be a significant reduction in the cash generated from reinsurance operations. Claim payments are likely to exceed premium receipts in future periods. Following the runoff decision the Company has been reducing the duration of its investment portfolio and increasing its cash and short-term investment positions to ensure that it will have sufficient cash available to meet claims obligations as they fall due and to mitigate its exposure to investment losses in the event of interest rate increases.

During the six months ended June 30, 2002 reinsurance balances receivable increased by $237.0 million to $898.8 million. This increase was primarily a result of new business written prior to the decision to put the Bermuda operations into runoff.

Real estate operations used $18.4 million for the six months ended June 30, 2002 compared to generating $5.2 million for the six months ended June 30, 2001. The net cash outflow was due to increased payments of tax following the sale of the Mahwah data processing facility, reduced cash flows following the sales of two office buildings in 2001, reduced cashflows due to the rooms renovation and sale of the Copley Marriott Hotel and the timing of interest payments made to bondholders.

During the six months ended June 30, 2002 we purchased $1.3 million of investments and sold $3.9 million of investments in our trading portfolio compared to $1,401.7 million and $2,689.9 million, respectively, for the six months ended June 30, 2001. The magnitude of the cash flows for the six months ended June 30, 2001 was primarily as a result of selling our U.S. S&P 500 equity based and our global bond trading portfolios during March 2001 to reduce our income statement volatility.

Investing activities

During the six months ended June 30, 2002 we purchased $231.0 million and sold $925.1 million of available-for-sale investments compared to $2,423.0 million and $924.6 million, respectively for the six months ended June 30, 2001. During the six months ended June 30, 2002 sales from our available-for-sale investment portfolios exceeded purchases by $694.1 million. This was primarily due to the sale of our global bond portfolios and the sale of one of our S&P500 portfolios, with the proceeds being held in cash and short-term investments. In the six months ended June 30, 2001 we acquired new portfolios of equity and fixed income securities and classified them as available-for-sale. Throughout the rest of 2001 we continued to realign our investment portfolios to reflect our lower risk tolerances and increased liquidity needs.

Our risk tolerance has decreased over recent years as a result of the cancellation of the profitable shipper’s risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the reduction in our capital base. As such our allocation to equity securities decreased from 60% as of June 30, 2001 to 47% at December 31, 2001.

Investing activities (continued)

Following our February 13, 2002 announcement to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As such we have further reduced our allocation to equity securities to 36% of our portfolio as at June 30, 2002. During the second quarter of 2002 we further realigned our available-for-sale portfolio with significant reductions in our exposure to foreign currency denominated bonds and increased our allocation to short-term cash and investments. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

The asset allocation for the combined trading and available-for-sale reinsurance investment portfolios as of June 30, 2002, December 31, 2001 and June 30, 2001 was as follows:
Asset Class	June 30, 2002	December 31, 2001	June 30, 2001
Equities	15%	25%	32%
Emerging market equities	0%	0%	7%
Multi-manager funds	21%	22%	21%

Total equities	36%	47%	60%
Cash	51%	19%	9%
Global fixed income securities	14%	34%	31%

	100%	100%	100%

During the six months ended June 30, 2002 our real estate investing activities produced net cash inflow of $249.8 million which primarily related to the sales of the data processing facility, the land on which it is located and the Marriott Copley Hotel. From the sale proceeds of the data processing facility and the land on which it is located we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds. During the six months ending June 30, 2001 our real estate investing activities produced net cash inflow of $104.6 million. This primarily consisted of $30.5 million from the sale of Madison Plaza and $72.8 million from the sale of the Atlanta Financial Center. The purchasers of both properties assumed the associated existing debt of $122.2 million and $76.2 million, respectively.

During the six months ended June 30, 2002 we completed the repurchase and cancellation of $170 million of Series A and Series B bonds. This resulted in the release and sale of zero-coupon notes previously held as collateral to guarantee the repayment of these bonds. The zero-coupon notes had been classified as held-to-maturity and the sale resulted in a $34.8 million gain. The remaining zero coupon notes have been transferred to the available-for-sale portfolio.

Financing activities

During the six months ended June 30, 2002 the Company paid $250.0 million to repay and repurchase debt, primarily due to the repurchase and cancellation of Series A and B bonds. During the same period in 2001 there was a repayment of debt of $139.0 million of which $135.0 million was unsecured short-term debt that was repaid with net proceeds from the sale of Madison Plaza and the Atlanta Financial Center.

During the six months ended June 30, 2001 we paid a dividend of $0.45 per share, which resulted in a cash outflow of $54.1 million. We have not paid a dividend during the six months ended June 30, 2002. As a result of the decision to restructure OPL and cause most of its operations to begin an orderly runoff we amended our dividend policy. Our historical dividend policy relied on the highly profitable and predictable cash flow characteristics of the shipper’s risk program. It is not known at this time whether or not the Company will pay dividends in the future.

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company’s Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company’s customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. This decision will be re-evaluated at future Board meetings, giving due consideration to the Company’s new runoff status, required capital levels, regulatory requirements, operating performance, cash flows and future needs. During the six months ended June 30, 2001 we purchased $32.3 million of shares from our shareowners. During this period we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. During the six months ended June 30, 2002 the Company repurchased $2.4 million of shares. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our February 13, 2002 announcement to go into runoff.

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Our reinsurance operations have historically provided significant liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. However, more recently, we have seen that our current premium receipts are only marginally in excess of loss and loss expense payments as claims on business written in prior years has accelerated faster than premiums due on current business. We expect this trend to continue further as a result of our recent decision to stop writing new business. We expect that over the next two years we may become cash flow negative in our reinsurance segment operations.

Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims, including those related to the events of September 11, 2001, and operating expenses. At June 30, 2002 the reinsurance segment had $2.3 billion of cash and highly liquid investments. Our cash and cash equivalents decreased from $485.9 million at December 31, 2001 to $444.0 million at June 30, 2002.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business and to runoff our reinsurance operations, the banks required that these facilities (which at the time totaled $590.5 million) be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The Company finalized this arrangement in May 2002 and does not believe that this collateralization will impact its ability to meet its obligations. Indeed, payment of accrued loss and loss expense obligations will result in a corresponding reduction in the required letter of credit and the associated collateral requirement. At June 30, 2002 the Company had $788.2 million of cash and short-term investments collateralizing obligations to our cedants.

As a holding company, substantially all of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has since been in compliance with the minimum liquidity ratio requirement. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by statutory regulations and OPUS Re cannot pay a dividend in 2002 unless regulatory authority approval is obtained. As a result of these restrictions, OPL’s reinsurance subsidiaries have only approximately $255 million of capital currently available for distribution to OPL, and ultimately to its shareowners, in 2002, without further regulatory approval. See Note 7 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause most of its operations to begin an orderly runoff the Company will seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, including current market conditions it could take many years to complete the runoff of OPL’s businesses and return share capital.

Credit Risk

Credit risk represents the loss that would occur if a counterparty or issuer failed to perform its contractual obligations. Certain policies and procedures have been established to protect the Company against such losses from its investments or receivables. Controlling duration of the investment portfolio by limiting tracking error to known benchmarks, placing limits on exposure to any one counterparty and mandating minimum credit ratings all serve to control the credit exposure associated with the Company’s financial instruments.

In addition the Company’s finite reinsurance business includes two financial guarantee contracts that expose the Company to underwriting loss in the event of credit defaults. These policies are due to expire by the end of 2006. The Company controls this exposure to credit risk by establishing limits on the amount of risk to any one underlying credit and through aggregate limits in each reinsurance contract.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company controls this risk by placing limits on exposure to any one reinsurer and mandating minimum credit ratings for each reinsurer.

Inflation

Following our February 13, 2002 announcement of our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. Our fixed income portfolio comprises highly liquid debt securities of governments, supranationals, government agencies, financial institutions and utilities. Our U.S. equity portfolio is comprised of stocks drawn mainly from the S&P 500 Index. Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions. Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

Recent Development

As discussed in note 4 to the financial statements, OPL currently is engaged in controversies with the IRS (in the Tax Court and at IRS Appeals) regarding whether OPL is taxable in the United States on income from reinsurance of certain UPS programs. In connection with a related Tax Court case involving UPS pursuant to mediation conducted by a judge of the Tax Court, a tentative basis for settlement recently has been reached which could result in the elimination or substantial reduction of the liabilities asserted against OPL. There can be no assurance that the tentative basis for settlement will not materially change or that it or any other settlement ultimately will be approved or finalized.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Some of the statements contained in this Securities and Exchange Commission filing contain forward-looking information. Forward-looking statements are statements other than historical information or statements of current condition. Some forward looking statements can be identified by the use of such words as “expect,” “believe,” “goal,” “plan,” “intend,” “estimate,” “may” and “will” or similar words. These forward-looking statements relate to our plans and objectives for future operations including our growth and operating strategy, our implementation of new products and new reinsurance programs, trends in our industry and our policy on future dividends.

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	the uncertainties of the reserving process

•	the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates

•	loss of the services of any of the Company’s remaining executive officers

•	uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)

•	losses due to interest rate fluctuations

•	volatility in global financial markets which could affect our investment portfolio

•	the resolution of any pending or future tax assessments by the IRS against us

•	the resolution of other pending litigation

We do not undertake to update these forward-looking statements in any manner.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2001. During the six months ended June 30, 2002 the Company has reduced the exposure to equity price risk through the sale of one of our S&P500 portfolios and has also reduced the exposure to foreign currency risk by eliminating the foreign currency element of our bond portfolio. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Notes 4 and 8 to the Financial Statements for discussions of current legal proceedings to which OPL are a party.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits:

10(a)	Purchase and sale agreement for the Marriott Copley between Copley One LLC, and Host Marriott Corporation, dated June 13, 2002.

10(b)	Purchase and sale agreement for Copley Place between Overseas Capital Co. and Simon Property Group, L.P., dated July 19, 2002.

b)	Reports on Form 8-K:

•
On June 3, 2002 OPL filed a report on Form 8-K reporting that on May 31, 2002, A.M. Best Co. had downgraded the financial strength rating of Overseas Partners Ltd. from A (Excellent) to B++ (Very Good) and removed the company from under review. This rating applies to the following subsidiaries: Overseas Partners Re Ltd., Overseas Partners US Reinsurance Company and Overseas Partners Assurance Ltd.

•	On June 18, 2002 OPL filed a report on Form 8-K attaching a letter to shareowners presenting a summary of the Company’s first quarter 2002 results and news.

•
On August 8, 2002 OPL filed a report on Form 8-K attaching a letter to shareowners presenting a summary of the Company’s second quarter 2002 results and news from the recent Board of Directors’ meetings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2002	OVERSEAS PARTNERS LTD. By: /s/ Mark R. Bridges Mark R. Bridges President and Chief Executive Officer By: /s/ Chris Fleming Chris Fleming Chief Accounting Officer