Form 10-Q
period 2002-09-30
OVERSEAS PARTNERS LTD
filed 2002-11-14
CIK 740125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002

Commission file Number 0-11538

Overseas Partners Ltd.
(Exact name of registrant as specified in its charter)

Islands of Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Cumberland House, One Victoria Street, Hamilton HM 11, Bermuda (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (441) 295-0788

Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Common Stock, par value $.10 per share
(Title of Class)

118,855,342 Shares
Outstanding at November 13, 2002

PART I. FINANCIAL INFORMATION
OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)

ASSETS:
Investments:
Trading, at fair value –
Equity securities (cost 2002 – $450,500, 2001 – $453,523)	$511,671	$516,074
Available-for-sale, at fair value –
Debt securities (amortized cost 2002 – $365,707, 2001 – $835,962)	369,346	826,221
Restricted debt securities (amortized cost 2002 — $577,181, 2001 – $nil)	612,420	—
Equity securities (cost 2002 – $277,299, 2001 – $665,898)	275,252	596,167
Held-to-maturity, at amortized cost –
Restricted investments (fair value 2002 – $nil, 2001 – $279,581)	—	237,917

	1,768,689	2,176,379
Cash and cash equivalents	404,217	485,902
Restricted cash and cash equivalents	359,000	—
Reinsurance balances receivable	639,675	661,781
Funds withheld	313,473	200,771
Deferred acquisition costs	46,446	60,218
Unearned premiums ceded	5,113	14,272
Real estate and leasing:
Operating lease with UPS	—	93,843
Finance lease	41,466	42,122
Hotel	—	150,111
Office building	—	305,355
Other assets
Goodwill	3,333	5,816
Other	67,567	94,404

Total assets	$3,648,979	$4,290,974

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,721,825	$1,831,255
Unearned premiums	308,353	287,301
Reinsurance balances payable	272,571	201,431
Accounts payable and other liabilities	44,383	42,159
Deferred income taxes	3,123	12,738
Long-term debt	100,876	556,099
Minority interest	—	41,070

Total liabilities	$2,451,131	$2,972,053

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares;none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million shares; outstanding 118,855,342 shares	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	1,295,255	1,506,066
Treasury stock (2002 – 8,644,658 shares, 2001 – 8,406,081 shares), at cost	(158,047)	(155,406)
Deferred compensation	(556)	(3,115)
Accumulated other comprehensive gain (loss)	10,796	(79,024)

Total members’ equity	1,197,848	1,318,921

Total liabilities and members’ equity	$3,648,979	$4,290,974

Net book value per share	$10.08	$11.07

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUES:
Gross reinsurance premiums written	$(175,304)	$115,235	$509,279	$635,515
Reinsurance premiums ceded	476	(54,894)	(83,943)	(81,898)

Reinsurance premiums written	(174,828)	60,341	425,336	553,617
Change in unearned premiums	242,508	79,744	(31,597)	(107,884)

Reinsurance premiums earned	67,680	140,085	393,739	445,733
Commission and fee income	2,685	361	6,245	3,651
Operating lease with UPS	—	4,631	3,645	13,939
Finance lease	839	857	2,531	2,599
Hotel	—	21,046	37,222	71,780
Office buildings	3,751	19,084	39,605	65,356
Gain on sales of real estate assets and PIP	34,211	—	140,203	41,766
Interest	12,962	15,657	39,905	46,450
Realized loss on securities	(180,524)	(1,008)	(172,412)	185,188
Unrealized loss on trading securities	(1,977)	(46,799)	(1,406)	(271,236)
Amortization of fixed income securities	(484)	1,611	5,440	10,456
Dividends	1,014	3,018	3,279	12,608

	(59,843)	158,543	497,996	628,290

EXPENSES:
Reinsurance losses and loss expenses	110,303	226,285	359,082	477,944
Reinsurance commissions, taxes and other	15,358	66,474	124,097	160,461
Depreciation expense	514	4,944	9,037	14,727
Real estate and leasing operating expenses	2,558	25,434	51,871	87,997
Interest expense	3,029	11,974	104,263	41,216
Minority interest in earnings	205	1,095	2,025	3,379
Investment expenses	680	1,446	3,586	4,542
Impairment / amortization of goodwill	—	127	2,484	1,228
Other operating expenses	4,052	3,819	21,083	11,158

	136,699	341,598	677,528	802,652

Loss before income taxes	(196,542)	(183,055)	(179,532)	(174,362)
Income taxes	(14,310)	(585)	(31,279)	(22,781)

Net loss	$(210,852)	$(183,640)	$(210,811)	$(197,143)

Basic and diluted net loss per share	$(1.77)	$(1.54)	$(1.77)	$(1.65)

Weighted average number of shares outstanding	118,870	118,985	119,004	119,529

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(210,852)	$(183,640)	$(210,811)	$(197,143)

Other comprehensive gain (loss):
Net unrealized holding losses on available-for-sale securities	(65,682)	(57,740)	(114,062)	(76,730)
Less: reclassification adjustment for losses (gains) included in net income	180,606	(1,349)	205,410	(36,958)

Other comprehensive gain (loss) before income tax	114,924	(59,089)	91,348	(113,688)

Income tax recovery (payable) related to other comprehensive (loss) income items	279	(1,672)	(1,528)	(1,019)

Other comprehensive gain (loss)	115,203	(60,761)	89,820	(114,707)

Comprehensive loss	$(95,649)	$(244,401)	$(120,991)	$(311,850)

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Nine Months Ended September 30, 2002 and 2001
(In thousands)
(Unaudited)

		Common Stock		Treasury Stock

	Preference Stock	Shares	Amount	Shares	Amount	Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity

Balance, January 1, 2001	$—	127,500	$12,750	(6,563)	$(125,379)	$—	$39,991	$1,850,577	$66	$1,778,005

Net loss	—	—	—	—	—	—	—	(197,143)	—	(197,143)

Purchase of shares	—	—	—	(2,279)	(38,732)	—	—	—	—	(38,732)

Treasury shares issued for restricted common stock compensation	—	—	—	447	8,864	(6,523)	(2,341)	—	—	—

Amortization of restricted common stock compensation	—	—	—	—	—	2,787	—	—	—	2,787

Dividend paid ($0.70 per share)	—	—	—	—	—	—	—	(83,753)	—	(83,753)

Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(114,707)	(114,707)

Balance, September 30, 2001	$—	127,500	$12,750	(8,395)	$(155,247)	$(3,736)	$37,650	$1,569,681	$(114,641)	$1,346,457

Balance, January 1, 2002	$—	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921

Net loss	—	—	—	—	—	—	—	(210,811)	—	(210,811)

Restricted shares forfeited	—	—	—	(1)	(19)	19	—	—	—	—

Purchase of shares	—	—	—	(238)	(2,622)	—	—	—	—	(2,622)

Amortization of restricted common stock compensation	—	—	—	—	—	2,540	—	—	—	2,540

Net unrealized gain on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	89,820	89,820

Balance, September 30, 2002	$—	127,500	$12,750	(8,645)	$(158,047)	$(556)	$37,650	$1,295,255	$10,796	$1,197,848

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S.$ in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(210,811)	$(197,143)
Adjustments to reconcile net loss to net cash (expended) provided by operating activities:
Deferred income taxes	(12,874)	8,716
Depreciation expense	9,037	14,727
Minority interest in earnings	2,025	3,379
Realized loss (gain) on securities	172,412	(185,188)
Unrealized loss on trading securities	1,406	271,236
Amortization of fixed income securities	(5,440)	(10,456)
Amortization of restricted common stock compensation	2,540	2,787
Gain on sales of real estate assets and PIP	(140,203)	(41,766)
Premium on debt repurchase	78,001	—
Other	(1,149)	2,010
Changes in assets and liabilities:
Reinsurance balances receivable	(23,891)	(290,172)
Funds withheld	(112,702)	(7,267)
Deferred acquisition costs	13,772	(20,272)
Unearned premiums ceded	(69,359)	5,014
Other assets	30,096	(11,395)
Accrued losses and loss expenses	(60,178)	311,290
Unearned premiums	99,570	105,515
Reinsurance balances payable	106,517	84,628
Accounts payable and other liabilities	(22,729)	(21,708)
Proceeds from sale of trading investments	3,689	2,706,052
Purchase of trading investments	(1,346)	(1,418,047)

Net cash flow (expended) provided by operating activities	(141,617)	1,311,940

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	1,620,453	1,248,099
Purchase of available-for-sale investments	(1,194,260)	(2,758,102)
Proceeds from sales and maturities of held-to-maturity investments	11,270	11,270
Purchase of held-to-maturity investments	(84,192)	(1,773)
Purchase of restricted cash and cash equivalents, net	(359,000)	—
Net cash outflow from sale of Overseas Partners Cat Ltd.	(38,632)	—
Net proceeds from sales of real estate assets and PIP	372,567	126,918
Additions to real estate and leasing assets	(11,517)	(2,484)

Net cash flow generated (expended) by investing activities	316,689	(1,376,072)

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,622)	(38,732)
Repayment and repurchase of debt	(251,920)	(140,719)
Distributions to minority interest	(2,215)	(4,401)
Dividends paid	—	(83,753)

Net cash flow expended by financing activities	(256,757)	(267,605)

Net decrease in cash and cash equivalents	(81,685)	(331,737)
Cash and cash equivalents:
Beginning of period	485,902	515,159

End of period	$404,217	$183,422

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$37,715	$20,989
Interest	$24,528	$33,959
Assignment of debt in partial consideration for sales of real estate assets	$281,301	$198,389

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

1.      GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has continued to dispose of its real estate assets such that as of September 30, 2002 OPL has only one remaining leased asset.

The decision to put the reinsurance operations into runoff will significantly change the future results of our operations and the associated cash flows. There will be no new business written, therefore the cash received for premiums will significantly decrease. We have become cash flow negative in our reinsurance operations and we expect this to continue over the next few years. Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments and the assessment of whether any decline in value is other than temporary involves significant management judgment. If investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined.

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

The Company tests goodwill for impairment on an annual basis and between annual tests if certain indicators are encountered. During the nine months ended September 30, 2002 the Company reviewed goodwill for impairment, resulting in a $2.5 million write-off of goodwill.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

2.      SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-lived assets held for use are assessed for impairment under SFAS 144 whenever a trigger event occurs. The impairment test is based on whether estimated future undiscounted cash flow from such assets on an individual basis will be less than their net carrying value. If an asset is impaired, its basis is adjusted to fair market value, (net of expected costs to sell), and any such adjustment is recorded as part of depreciation and impairment expense in the consolidated statement of income. No such impairment was booked in the period ended September 30, 2002.

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

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to Overseas Partners Ltd.’s 1988 through 1990 taxable years in which it asserted that Overseas Partners Ltd. is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, Overseas Partners Ltd. filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to Overseas Partners Ltd.’s Petition. The IRS has also asserted that Overseas Partners Ltd. is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. Overseas Partners Ltd. has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS has not proposed an assessment for years subsequent to 1994, although a Notice of Proposed Adjustment, reflecting similar positions, has been issued recently by the IRS in connection with the audit of the years 1995 through 1998. The IRS also may take similar positions for the 1999 year pending resolution of the years currently in dispute.

Overseas Partners Ltd. believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It is vigorously contesting the Notice of Deficiency for 1988 through 1990 and will vigorously contest the proposed assessments for 1991 through 1994 and any future assessments.

In connection with a related Tax Court case involving UPS, pursuant to mediation conducted by a judge of the Tax Court, a tentative basis for settlement recently has been reached which could result in the substantial reduction of the liabilities asserted against OPL, although some amount of asserted liability may remain in dispute following any finalization of such settlement. The final terms of the settlement remain under negotiation, and there can be no assurance that the tentative basis for settlement will not materially change, or that it or any other settlement ultimately will be approved or finalized.

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS Re). These subsidiaries are subject to United States income taxes.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

5.      BUSINESS SEGMENTS

The Company’s operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers’ compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of Overseas Partners Ltd. There were no inter-segment revenues earned for the three and nine-month periods ended September 30, 2002 and 2001. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three and nine-month periods ended September 30, 2002 and 2001.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. At September 30, 2002 the portfolio included $853.5 million (December 31, 2001 - $ nil) of cash and investments that are restricted and are used to collateralize obligations to our cedants. Investments relating to real estate and leasing are primarily restricted and used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing. Summary financial information about the Company’s segments is presented in the following table:

	Three months ended September 30,		Nine months ended September 30,

(In thousands)	2002	2001	2002	2001

REVENUES
Reinsurance:
Premiums earned	$67,680	$140,085	$393,739	$445,733
Commission and fee income	2,685	361	6,245	3,651
Gain on sale of PIP	—	—	—	5,964
Investment loss	(170,923)	(30,541)	(171,866)	(31,400)

	(100,558)	109,905	228,118	423,948

Real estate and leasing:
Rentals	4,590	45,618	83,003	153,674
Gain on sale of assets	34,211	—	140,203	35,802
Investment income	1,914	3,020	46,672	14,866

	40,715	48,638	269,878	204,342

Consolidated	(59,843)	158,543	497,996	628,290

NET LOSS BEFORE TAXES
Reinsurance	(226,899)	(184,300)	(258,647)	(218,999)
Real estate and leasing	34,409	5,191	102,682	57,023
Other operating expenses	(4,052)	(3,946)	(23,567)	(12,386)

Consolidated	$(196,542)	$(183,055)	$(179,532)	$(174,362)

(In thousands)	September 30, 2002	December 31, 2001 (Audited)

ASSETS
Reinsurance
Cash and investments	$2,381,641	$2,365,754
Other	1,072,967	1,012,252

	3,454,608	3,378,006

Real estate and leasing
Cash and investments	150,265	296,527
Other	44,106	616,441

	194,371	912,968

Consolidated	$3,648,979	$4,290,974

Substantially all of the Company’s long-lived assets, interest expense, depreciation expense and income tax expense relate to the Company’s real estate and leasing operations. The Company’s long-lived assets also include $5.8 million relating to the capitalized cost of insurance licenses owned by OPUS Re and goodwill of $3.3 million relating to the Company’s 22% ownership of a Florida based workers’ compensation insurance company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

5.      BUSINESS SEGMENTS (continued)

For the nine-month periods ended September 30, 2002 and 2001 approximately 89% and 75%, respectively, of reinsurance revenues were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. All of the Company’s leasing and real estate revenues are generated in the United States. For 2002 and 2001, all of the Company’s long-lived assets were located in the United States.

OPL earned premiums of $4.7 million for the three months ended September 30, 2001 and $14.0 million for the nine months ended September 30, 2001 for the reinsurance of workers’ compensation insurance, written by Liberty Mutual Insurance Company, for employees of a United Parcel Service, Inc. (UPS) subsidiary located in the State of California. This contract was not renewed in 2002.

Until January 31, 2002 OPL’s real estate and leasing segment included a data processing facility leased to a UPS subsidiary. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million. Total rent from the facility lease was $4.6 million for the three months ended September 30, 2001. Total rent from the facility lease was $3.6 million and $13.9 million for the nine months ended September 30, 2002 and 2001, respectively.

6.      DEBT REPURCHASE

In 1989 a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), incorporated in Delaware as a single purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million, is due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a single purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. Such securities were classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

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

Following our February 2002 decision to put our operations into runoff we have sought to accelerate the settlement of reinsurance and real estate liabilities. During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

There remains $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL. Following these actions, we reclassified the remaining collateral securities relating to these outstanding bonds from the held-to-maturity category to the available-for-sale category. As at September 30, 2002 these bonds had an amortized cost of $92.9 million and a fair value of $117.9 million. An amount corresponding to the unrealized gains of $25.0 million is recorded in Accounts Payable and Other Liabilities to reflect the bondholder’s interest in the underlying collateral securities.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

7.      STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses, (net of reinsurance recoverables), or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the nine months ended September 30, 2002 and 2001.

2.	The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe and OPAL met these requirements for the periods ended September 30, 2002 and 2001. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has subsequently been in compliance with the minimum liquidity ratio requirement.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At September 30, 2002 and December 31, 2001, OPUS Re met the RBC requirements.

5.	As a holding company, substantially all of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act the Bermuda Monetary Authority has requested that all distributions from OPAL, OPRe and OPL be pre-approved by themselves. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities and the contingencies described in notes 4 and 8 prior to making such distributions.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

The Company filed or joined in motions to dismiss all of the consolidated actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. In orders dated July 30, 2002, the Court granted in part and denied in part the motions to dismiss. Pursuant to the Court’s orders, the claims remaining against the Company are RICO, antitrust, and common law interference with contract claims. On November 8, 2002, the parties presented to the Court a stipulation and proposed order certifying a nationwide class with respect to certain of the claims brought by the plaintiffs, including the RICO and interference with contract claims against the Company. The Court indicated that it would sign the stipulation and proposed order. The stipulation does not certify the antitrust claims brought against the Company. The Company believes that it has meritorious defenses to all claims asserted against it and intends to defend them vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity and capital resources as of and for the three and nine-months ended September 30, 2002 and 2001. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the audited consolidated financial statements of the Company at and for the year ended December 31, 2001 and notes thereto included in the Company’s 2001 Annual Report to Shareholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

Reinsurance:

(In thousands)	2002	2001

Gross premiums written	$(175,304)	$115,235
Premiums ceded	476	(54,894)

Net premiums written	(174,828)	60,341
Change in unearned premiums	242,508	79,744

Premiums earned	67,680	140,085
Commission and fee income	2,685	361

	70,365	140,446

Losses and loss expenses	(110,303)	(226,285)
Commissions, taxes and underwriting expenses	(15,358)	(66,474)

	(125,661)	(292,759)

Underwriting loss	(55,296)	(152,313)

Investment loss	(171,603)	(31,987)

Reinsurance loss	$(226,899)	$(184,300)

Underwriting

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. During the second quarter of 2002 we made the decision to place our United States subsidiary, OPUS Re, into runoff and to cease writing any further reinsurance business in that subsidiary. These decisions mean that OPL will not write any new reinsurance business. Premiums will continue to be earned on business written prior to the runoff decisions.

Prior to the runoff decision the Company focused on a small number of specialized products including finite risk, accident & health and property catastrophe in Bermuda and working layer casualty in the United States through OPUS Re.

Following the decision to place the Company into runoff, we have completed the early commutation (i.e. negotiated settlement and cancellation) and novation (i.e. transfer of our rights and obligations to another reinsurer) of several multi-year reinsurance programs, particularly in our finite risk division, which had significant exposure to future loss and / or cash flow needs. Loss reserve settlements that are structured as commutations are recorded as an increase or decrease in incurred claims whereas the commutation of unexpired risks and novations are recorded as a return of the original premium income and attendant claims and expenses. During the three months ended September 30, 2002, the Company was able to novate two finite risk contracts that had original gross written premium estimates of $144.3 million to other reinsurers. These contracts had been written between January 1, 2002 and February 13, 2002. In addition OPUS Re commuted several contracts during the three months ended September 30, 2002 such that original gross written premium estimates were reduced by $26.1 million. Gross premiums written for the three months ended September 30, 2002 of negative $175.3 million reflect the effect of these commutations and novations.

Premiums ceded for the three months ended September 30, 2002 decreased to negative $0.5 million compared to $54.9 million for the three months ended September 30, 2001. Premiums ceded for the three months ended September 30, 2001 were primarily comprised of $43.4 million for the cost of reinstatement premiums in respect of the utilization of our per occurrence aviation excess of loss covers following the terrorist attacks of September 11, 2001 and $8.6 million related to the reinsurance of our property catastrophe business that was sold to Renaissance Re Holdings Ltd. in May 2002.

Reinsurance: (continued)

Premiums earned for the three months ended September 30, 2002 decreased to $67.7 million compared to $140.1 million for the three months ended September 30, 2001. This decrease was due to significant reductions in premiums earned by our finite risk division following the commutations and novations discussed above and a reduction in premiums earned in our property and workers’ compensation lines of business as no new business was being written following the decision to put our reinsurance operations into runoff. These reductions were partially offset by an increase in premiums earned by OPUS Re as a result of continued growth in premiums written from the commencement of operations in the first quarter of 2001 until its runoff announcement in the second quarter of 2002.

Commission and fee income increased to $2.7 million for the three months ended September 30, 2002 compared with $0.4 million for the corresponding period in 2001. This increase is due to an increase in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

Commissions, taxes and underwriting expenses for the three months ended September 30, 2002 decreased by $51.1 million to $15.4 million from $66.5 million for the three months ended September 30, 2001. This decrease was due to the reduction in premiums earned in the three months ended September 30, 2002 and changes in the mix of business.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 185.7% for the three months ended September 30, 2002 and we experienced a net underwriting loss of $55.3 million. The underwriting loss is primarily due to:

•	Incurred losses of $29.9 million as a result of credit default events on a multi-year financial lines program.

•	Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs.

•	Internal runoff costs of $5.5 million.

•	OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

The combined ratio for the three months ended September 30, 2001 was 208.9% and we experienced a net underwriting loss of $152.3 million. The combined ratio for the three months ended September 30, 2001 was affected by the following factors:

•	The impact of the terrorist attacks of September 11, 2001 on several lines of our business, resulting in estimated losses of $130.0 million.

•	Underwriting losses on premiums earned during 2001 but written in prior years.

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

The Company is involved in a complex reinsurance program that covers the worldwide property risks of a large oil company. As part of the program, a portion of the Company’s risks have been retroceded to a reinsurer (“our reinsurer”), which in turn ceded all of its risk to a retrocessionaire. This retrocessionaire has commenced litigation against our reinsurer alleging fraud and misrepresentation on the part of one or more of the other program participants. In the event that the retrocessionaire is successful in the litigation it may be relieved of any obligation to pay losses under its reinsurance contract to our reinsurer. Such an outcome would likely cause our reinsurer to seek similar legal redress against us which, if successful, could (a) require us to return loss payments already received of approximately $17 million; and (b) result in the cancellation of our reinsurance protection for future claims, the impact which cannot be determined at this time. However, in such circumstances, management believes that the Company would be able to pursue legal remedies of its own. The litigation and related disputes are at an early stage and will likely take many months to resolve. As such, it is too early to determine the outcome of the dispute nor the ultimate impact on the Company’s financial condition.

The Company is engaged in several other ongoing disputes, including arbitration and litigation that have arisen in the ordinary course of business. The Company continues to reserve for losses and loss expenses based on the terms of contractual arrangements currently in force.

Reinsurance Investment (Loss) Income
(In thousands)	(Loss) Income 2002	Other Comprehensive Income 2002	Total Return 2002	Income (Loss) 2001	Other Comprehensive (Loss) Income 2001	Total Return 2001

Equities	$(185,220)	$105,291	$(79,929)	$173	$(101,972)	$(101,799)
Fixed income	11,736	9,712	21,448	12,087	41,072	53,159
Emerging market equities	53	—	53	(38,679)	—	(38,679)
Multi-manager funds	(916)	—	(916)	(5,717)	—	(5,717)
Other	3,424	172	3,596	1,595	139	1,734
Expenses	(680)	—	(680)	(1,446)	—	(1,446)

	$(171,603)	$115,175	$(56,428)	$(31,987)	$(60,761)	$(92,748)

As discussed below in the Liquidity and Capital Resources section, the asset allocation of our reinsurance investment portfolio changed significantly between September 30, 2001 and September 30, 2002, as a result of the change in the Company’s business and the decision to put the reinsurance operations into runoff. The revised asset allocation reflects our lower risk tolerance and provides more short-term liquidity. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide equity and bond markets.

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. The Company periodically reviews the available-for-sale portfolio for any impairment in value that is considered to be other-than-temporary. Any such impairments are recorded as a write down in the cost basis with a corresponding realized loss recorded in income.

Our reinsurance portfolio generated a loss of $56.4 million for the three months ended September 30, 2002. This consisted of a net loss of $171.6 million recorded in income and a change in net unrealized gains of $115.2 million that was recorded in other comprehensive income compared to a total negative return of $92.7 million consisting of a net loss of $32.0 million recorded in income and net unrealized losses of $60.8 million for the three months ended September 30, 2001.

For the three months ended September 30, 2002 our equity portfolio has generated a loss of 23.9%, or $79.9 million, consisting of a loss of $185.2 million that was recorded in income and a change in net unrealized gains of $105.3 million that was recorded in other comprehensive income. These results included the effects of the write-down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and our investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with SFAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the three months ended September 30, 2002 the amount of the write-down was $177.5 million. Our investment in the Bermuda based life reinsurer has generated a total negative return of $25.0 million for the three months ended September 30, 2002 compared to a total negative return of $3.4 million for the same period in 2001. The rest of our equity portfolio closely tracks the S&P 500 index, which fell from 990 at June 30, 2002 to 815 at September 30, 2002. During the three months ended September 30, 2001, our equity portfolio generated a loss of 13.4% or $101.8 million, consisting of income of $0.2 million and net unrealized losses of $102.0 million that were recorded in other comprehensive income.

For the three months ended September 30, 2002 our fixed income portfolios generated a gain of 2.6%, or $21.4 million, consisting of $11.7 million that was recorded in income and net unrealized losses of $9.7 million recorded in other comprehensive income. For the three months ended September 30, 2001 our fixed income portfolios generated a return of 5.8%, or $53.2 million, consisting of $12.1 million that was recorded in income and net unrealized gains of $41.1 million recorded in other comprehensive income.

Our multi-manager funds, which are primarily a combination of fixed income strategies, lost $0.9 million for the three months ended September 30, 2002 compared to a loss of $5.7 million for the three months ended September 30, 2001. For both our emerging markets equity portfolio and multi-manager funds we record unrealized gains and losses in income. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 1.84% for the three months ended September 30, 2002 compared to 5.2% for the same period in 2001.

Real Estate and Leasing:

(In thousands)	2002	2001

REVENUE:
Office building	$3,751	$19,084
Hotel	—	21,046
Leasing	839	5,488
Gain on sale of assets	34,211	—

	38,801	45,618

EXPENSES:
Operating expenses	(2,558)	(25,434)
Interest expense	(3,029)	(11,974)
Depreciation	(514)	(4,944)
Minority interest in earnings	(205)	(1,095)

	(6,306)	(43,447)

Operating income	32,495	2,171

Investment income:
Real estate investment trust certificates	—	(1,610)
Amortization of zero-coupon notes	1,447	3,722
Other	467	908

Investment income	1,914	3,020

Real estate and leasing income	$34,409	$5,191

Office building revenue decreased by $15.3 million to $3.7 million for the three months ended September 30, 2002 from $19.1 million for the three months ended September 30, 2001. The reduction in revenue is due to the sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston. Copley Place was sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of $34.3 million. The purchaser of the property assumed the associated existing debt of $184.6 million.

Hotel revenue for the three months ended September 30, 2002 was $nil due to the sale of the Marriott Copley Hotel on June 13, 2002.

Leasing revenue of $0.8 million for the three months ended September 30, 2002 related to a finance lease with the Kmart Corporation. The reduction in leasing revenue from $5.5 million for the three months ended September 30, 2001 was due to the sale to UPS of the data processing facility leased to UPS and the termination of the lease on January 31, 2002.

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

For the three months ended September 30, 2002 operating expenses, interest expense and depreciation decreased to $2.6 million, $3.0 million and $0.5 million, respectively, compared to $25.4 million, $12.0 million and $4.9 million, respectively, for the three months ended September 30, 2001. These decreases were primarily due to the sales of the data processing facility in January 2002, the Marriott Copley Hotel in June 2002 and Copley Place in July 2002 and the debt repurchase in June 2002.

Net Loss:

(In thousands)	2002	2001

NET LOSS BEFORE TAXES
Reinsurance	$(226,899)	$(184,300)
Real estate and leasing	34,409	5,191
Other operating expenses	(4,052)	(3,946)

Consolidated net loss before taxes	(196,542)	(183,055)
Income taxes	(14,310)	(585)

Net loss	$(210,852)	$(183,640)

The net loss for the three months ended September 30, 2002 was $210.9 million compared to $183.6 million for the same period in 2001, an increase of $27.2 million. This increase was primarily due to the other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio, offset by a reduction in underwriting losses and the gain on sale of Copley Place. For the three months ended September 30, 2002 there was a tax charge of $14.3 million compared to a charge $0.6 million for the same period in 2001. The increase was primarily due to the tax due on the gain on sale of Copley Place. Basic and diluted net loss per share was $1.77 for the three months ended September 30, 2002 compared to a net loss per share of $1.54 for the same period in 2001.

Nine Months Ended September 30, 2002 and 2001

Reinsurance:

(In thousands)	2002	2001

Gross premiums written	$509,279	$635,515
Premiums ceded	(83,943)	(81,898)

Net premiums written	425,336	553,617
Change in unearned premiums	(31,597)	(107,884)

Premiums earned	393,739	445,733
Commission and fee income	6,245	3,651

	399,984	449,384

Losses and loss expenses	(359,082)	(477,944)
Commissions, taxes and underwriting expenses	(124,097)	(160,461)

	(483,179)	(638,405)

Underwriting loss	(83,195)	(189,021)

Investment loss	(175,452)	(35,942)

Gain on sale of PIP	—	5,964

Reinsurance loss	$(258,647)	$(218,999)

Underwriting

Gross premiums written for the nine months ended September 30, 2002 reflect $0.8 million of new business written in Bermuda (net of the effect of subsequent novations) and $221.8 million of renewals compared with $121.9 million and $402.1 million, respectively, for the same period in the prior year. In addition, OPUS Re wrote $263.6 million of gross premiums in the nine months ended September 30, 2002 compared to $152.3 million for the same period in the prior year. Gross premiums written for the nine months ended September 30, 2002 also reflect an increase in premium estimates of approximately $23.0 million compared with a decrease of $40.8 million for the nine months ended September 30, 2001.

Reinsurance: (continued)

The following table provides an analysis of gross premiums written by line of business, both in the aggregate and as a percentage of total premiums, for each of the nine-month periods ended September 30, 2002 and 2001:

(in thousands except for percentages)	2002		2001

Gross reinsurance premiums written:
Automobile liability & physical damage	$106,984	21%	$56,230	9%
Finite risk	89,203	18%	149,737	24%
Property catastrophe	79,275	16%	87,459	14%
Accident & health	74,975	15%	117,512	18%
Agriculture	55,618	11%	35,677	6%
General & professional liability	44,252	9%	33,077	5%
Workers’ compensation	35,843	7%	90,379	14%
Multi-line	16,455	3%	15,310	2%
Aviation	(3,223)	(1)%	29,375	5%
Other	9,897	2%	20,759	3%

	$509,279	100%	$635,515	100%

Premiums earned for the nine months ended September 30, 2002 decreased to $393.8 million compared to $445.7 million for the nine months ended September 30, 2001. This decrease was primarily due to decreases in premiums earned on our workers’ compensation, property catastrophe and finite risk lines of business following the runoff decision. This was partially offset by an increase in premiums earned by OPUS Re reflecting the fact that OPUS Re only commenced writing business in the first quarter of 2001.

Commission and fee income increased to $6.2 million for the nine months ended September 30, 2002 compared with $3.7 million for the corresponding period in 2001. This increase is due to an increase in the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113.

For the nine months ended September 30, 2002 premiums ceded increased to $83.9 million compared to $81.9 million for the nine months ended September 30, 2001. Premium ceded for the nine months ended September 30, 2002 primarily related to:

•
$77.4 million of property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002.

•
$3.4 million of premiums ceded relating to our purchase of several layers of excess of loss protection for our aviation book of business. The reinsurance protection provides coverage of $12.0 million in excess of $3.0 million for a single loss event for losses occurring up until August 2003. Each layer of this excess of loss protection can be reinstated a maximum of either one or two times.

Commissions, taxes and underwriting expenses for the nine months ended September 30, 2002 decreased by $36.4 million from $160.5 million for the nine months ended September 30, 2001. This decrease was related to the decrease in premiums earned and also the change in the mix of business.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 122.7% for the nine months ended September 30, 2002 and we experienced a net underwriting loss of $83.2 million. The underwriting loss is primarily due to:

•	Incurred losses of $29.9 million as a result of credit default events on a multi-year financial lines program.

•	Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs.

•	Internal underwriting expenses and runoff costs of $22.5 million.

•	OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

The combined ratio for the nine months ended September 30, 2001 was 143.2% and we experienced a net underwriting loss of $189.0 million. The combined ratio for the nine months ended September 30, 2001 was affected by the following factors:

•	The impact of the terrorist attacks of September 11, 2001 on several lines of our business, resulting in estimated losses of $130.0 million.

•	Underwriting losses on premiums earned during 2001 but written in prior years.

Reinsurance Investment Loss

(In thousands)	(Loss) Income 2002	Other Comprehensive Income 2002	Total Return 2002	(Loss) Income 2001	Other Comprehensive (Loss) Income 2001	Total Return 2001

Equities	$(204,761)	$67,684	$(137,077)	$(27,880)	$(121,417)	$(149,297)
Fixed income	23,712	21,597	45,309	26,558	6,847	33,405
Emerging market equities	(512)	—	(512)	(35,549)	—	(35,549)
Multi-manager funds	1,103	—	1,103	(817)	—	(817)
Other	8,592	(12)	8,580	6,288	(137)	6,151
Expenses	(3,586)	—	(3,586)	(4,542)	—	(4,542)

	$(175,452)	$89,269	$(86,183)	$(35,942)	$(114,707)	$(150,649)

Our reinsurance portfolio generated a loss of $86.2 million for the nine months ended September 30, 2002. This consisted of a net loss of $175.5 million recorded in income and a change in net unrealized gains of $89.3 million that was recorded in other comprehensive income compared to a loss of $150.6 million consisting of a net loss of $35.9 million that was recorded in income and net unrealized losses of $114.7 million for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002 our equity portfolio has generated a loss of 34.6%, or $137.1 million, consisting of a loss of $204.8 million that was recorded in income and a change in net unrealized gains of $67.7 million that was recorded in other comprehensive income. These results included the effects of the write-down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and our investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with SFAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the nine months ended September 20, 2002 the amount of the write-down was $177.5 million. Our investment in the Bermuda based life reinsurer has generated a total negative return of $38.3 million for the nine months ended September 30, 2002 compared to a positive total return of $3.8 million for the same period in 2001. The rest of our equity portfolio closely tracks the S&P 500 index. On January 1, 2002 the S&P 500 index was 1,148 and fell to 815 by September 30, 2002. During the nine months ended September 30, 2001, our equity portfolio generated a negative return of 18.5% or $149.3 million, consisting of a loss of $27.9 million that was recorded in income and net unrealized losses of $121.4 million that were recorded in other comprehensive income.

For the nine months ended September 30, 2002 our fixed income portfolios generated a gain of 5.4%, or $45.3 million, consisting of $23.7 million that was recorded in income and net unrealized gains of $21.6 million recorded in other comprehensive income. For the nine months ended September 30, 2001 our fixed income portfolios generated a gain of 3.9%, or $33.4 million, consisting of $26.6 million that was recorded in income and net unrealized gains of $6.8 million recorded in other comprehensive income.

As a result of our change in asset allocation our emerging markets equity portfolio was less than $3 million at December 31, 2001 and has been further reduced during the nine months ended September 30, 2002. Our multi-manager funds, which are primarily a combination of fixed income strategies, gained $1.1 million for the nine months ended September 30, 2002 compared to a loss of $0.8 million for the nine months ended September 30, 2001. For both our emerging markets equity portfolio and multi-manager funds we record unrealized gains and losses in income. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 1.88% for the nine months ended September 30, 2002 compared to 5.2% for the same period in 2001.

Real Estate and Leasing:

(In thousands)	2002	2001

REVENUE:
Office buildings	$39,605	$65,356
Hotel	37,222	71,780
Leasing	6,176	16,538
Gain on sale of assets	140,203	35,802

	223,206	189,476

EXPENSES:
Operating expenses	(51,871)	(87,997)
Interest expense	(26,262)	(41,216)
Premium on debt repurchase	(78,001)	—
Depreciation	(9,037)	(14,727)
Minority interest in earnings	(2,025)	(3,379)

	(167,196)	(147,319)

Operating income	56,010	42,157

Investment income:
Real estate investment trust certificates	—	775
Amortization of zero-coupon notes	10,371	11,143
Gain on sale of zero-coupon notes	34,803	—
Other	1,498	2,948

Investment income	46,672	14,866

Real estate and leasing income	$102,682	$57,023

For the nine months ended September 30, 2002 office building revenue decreased by $25.8 million to $39.6 million from $65.4 million for the nine months ended September 30, 2001. This decrease was mainly attributable to the timing of property sales. Following the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001 we had only one remaining office building, a two-thirds partnership interest in the Copley Place retail center and office complex. Copley Place was sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of $34.3 million. The purchaser of the property assumed the associated existing debt of $184.6 million.

For the nine months ended September 30, 2002 hotel revenue, which relates to the Marriott Copley Hotel located in Boston, decreased by $34.6 million to $37.2 million from $71.8 million for the nine months ended September 30, 2001. The decrease was primarily due to the sale of the property on June 13, 2002, although revenue was also adversely affected by a rooms renovation which resulted in fewer rooms being available from April 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.8 million. The purchaser of the property assumed the associated existing debt of $96.9 million.

Leasing revenue for the nine months ended September 30, 2002 decreased by $10.4 million to $6.2 million when compared to the nine months ended September 30, 2001. The decrease was mainly attributable to the sale of the data processing facility to UPS and the termination of the lease by UPS in January 2002. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million.

Of the $6.2 million leasing revenue for the nine months ended September 30, 2002, $2.5 million relates to a finance lease with the Kmart Corporation. On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Kmart Corporation has not to date filed a request to reject our unexpired lease. However, there can be no assurance that it will not file this request or default on its future payments. We believe that any rejection of the unexpired lease by Kmart would not have a material effect on the consolidated financial position or future results of operations of OPL as we believe that the facility would be available for other uses. To date the Kmart Corporation has not defaulted on any of its lease payments.

Real Estate and Leasing:  (continued)

The gain on sale of assets for the nine months ended September 30, 2001 related to the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Madison Plaza was sold for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.2 million and the pre-tax gain on sale was $4.7 million. The Atlanta Financial Center was sold for net cash proceeds of $72.8 million, the purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

For the nine months ended September 30, 2002 operating expenses, interest expense and depreciation decreased to $51.9 million, $26.3 million and $9.0 million, respectively, compared to $88.0 million, $41.2 million and $14.7 million, respectively, for the nine months ended September 30, 2001. These decreases were primarily due to the timing of our property sales. The minority interest in earnings relates to the one-third partnership in Copley Place.

In 1989 a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), incorporated in Delaware as a special purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million, is due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a special purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. Such securities were classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

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

Following our February 2002 decision to put our operations into runoff we have sought to accelerate the settlement of reinsurance and real estate liabilities. During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total debt repurchase premium of $78.0 million. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

There remains $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL. Following these actions, we reclassified the remaining collateral securities relating to these outstanding bonds from the held-to-maturity category to the available-for-sale category. An amount corresponding to the unrealized gains of $25.0 million is recorded in Accounts Payable and Other Liabilities to reflect the bondholder’s interest in the underlying collateral securities.

Net Loss:

(In thousands)	2002	2001

NET LOSS BEFORE TAXES
Reinsurance	$(258,647)	$(218,999)
Real estate and leasing	102,682	57,023
Other operating expenses	(23,567)	(12,386)

Consolidated net loss before taxes	(179,532)	(174,362)
Income taxes	(31,279)	(22,781)

Net loss	$(210,811)	$(197,143)

Net loss for the nine months ended September 30, 2002 was $210.8 million compared to a net loss of $197.1 million for the same period in 2001. This change was due primarily to the net effect of the other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio during the nine months ended September 30, 2002 and the higher underwriting losses in the nine months ended September 30, 2001 incurred as a result of the terrorist attacks on September 11, 2001. There were also larger net gains made on the sale of real estate assets in 2002 than on the real estate assets sold in 2001, offset by the premium paid on debt repurchase. Other operating expenses increased in 2002 primarily due to severance payments and a goodwill write-off of $2.5 million following the runoff decision. The tax charge for the nine months ended September 30, 2002 was $31.3 million compared to $22.8 million for the same period in 2001. This increase of $8.5 million was due to the gains on sales of real estate assets in the nine months ended September 30, 2002 although this was partially offset by tax credits pertaining to the premium paid on the debt repurchase. Basic and diluted net loss per share was $1.77 for the nine months ended September 30, 2002 compared to a loss per share of $1.65 for the same period in 2001.

Liquidity and Capital Resources

(In thousands)	2002	2001

CASH FLOWS
Operating activities	$(141,617)	$1,311,940
Investing activities	316,689	(1,376,072)
Financing activities	(256,757)	(267,605)

Net decrease in cash and cash equivalents	$(81,685)	$(331,737)

Cash and cash equivalents decreased due to the following:

Operating activities

Reinsurance operations used $130.2 million for the nine months ended September 30, 2002 compared to using $32.9 million for the nine months ended September 30, 2001. Fluctuations are due to the effect of commutations and novations of reinsurance contracts, the timing of premium receipts and the payment of claims.

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

Real estate operations used $41.6 million for the nine months ended September 30, 2002 compared to generating $14.2 million for the nine months ended September 30, 2001. The net cash outflow was due to increased payments of tax following the sales of the Mahwah data processing facility, Copley Marriott Hotel and the Copley Place office building, reduced cash flows following the sales of two office buildings in 2001, and reduced cashflows due to the rooms renovation and sale of the Copley Marriott Hotel and the sale of Copley Place.

We received $49.0 million of interest and dividends during the nine months ended September 30, 2002 compared to $53.8 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002 we purchased $1.3 million of investments and sold $3.7 million of investments in our trading portfolio compared to $1,418.0 million and $2,706.0 million, respectively, for the nine months ended September 30, 2001. The magnitude of the cash flows for the nine months ended September 30, 2001 was primarily as a result of selling our U.S. S&P 500 equity and our global bond trading portfolios during March 2001 to reduce our income statement volatility.

Operating activities (continued)

During the nine months ended September 30, 2002 we used $21.1 million for the payment of other operating expenses compared to using $11.2 million for the nine months ended September 30, 2001. The increased outflow was primarily as a result of severance payments following the runoff decision.

Investing activities

During the nine months ended September 30, 2002 we purchased $1,194.3 million and sold $1,620.5 million of available-for-sale investments compared to $2,758.1 million and $1,248.1 million, respectively for the nine months ended September 30, 2001. During the nine months ended September 30, 2002 sales from our available-for-sale investment portfolios exceeded purchases by $426.2 million. This was primarily due to the sale of our global bond portfolios and the sale of one of our S&P500 portfolios, with the proceeds being held in cash and short-term investments. In the nine months ended September 30, 2001 we acquired new portfolios of equity and fixed income securities and classified them as available-for-sale. Throughout the rest of 2001 we continued to realign our investment portfolios to reflect our lower risk tolerances and increased liquidity needs.

Our risk tolerance has decreased over recent years as a result of the cancellation of the profitable shipper’s risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the reduction in our capital base. As such our allocation to equity securities decreased from 58% as of September 30, 2001 to 47% at December 31, 2001.

Following our February 13, 2002 announcement to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As such we have further reduced our allocation to equity securities to 33% of our portfolio as at September 30, 2002. During the second quarter of 2002 we further realigned our available-for-sale portfolio with significant reductions in our exposure to foreign currency denominated bonds and increased our allocation to short-term cash and investments. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

The asset allocation for the combined trading and available-for-sale reinsurance investment portfolios as of September 30, 2002, December 31, 2001 and September 30, 2001 was as follows:

Asset Class	September 30, 2002	December 31, 2001	September 30, 2001

Equities	12%	25%	29%
Emerging market equities	0%	0%	6%
Multi-manager funds	21%	22%	23%

Total equities	33%	47%	58%
Cash	31%	18%	5%
Fixed income securities	36%	35%	37%

	100%	100%	100%

During the nine months ended September 30, 2002 our real estate investing activities produced net cash inflow of $361.1 million which primarily related to the sales of the data processing facility, the land on which it is located, the Marriott Copley Hotel and Copley Place. From the sale proceeds of the data processing facility and the land on which it is located we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds. During the nine months ending September 30, 2001 our real estate investing activities produced net cash inflow of $104.6 million. This primarily consisted of $30.5 million from the sale of Madison Plaza and $72.8 million from the sale of the Atlanta Financial Center. The purchasers of both properties assumed the associated existing debt of $122.2 million and $76.2 million, respectively.

During the nine months ended September 30, 2002 we completed the repurchase and cancellation of $170 million of Series A and Series B bonds. This resulted in the reclassification as available-for-sale and subsequent sale of zero-coupon notes previously held as collateral to guarantee the repayment of these bonds. The zero-coupon notes had been previously classified as held-to-maturity and the sale resulted in a $34.8 million gain. The remaining zero-coupon notes have been transferred to the available-for-sale portfolio.

Financing activities

During the nine months ended September 30, 2002 the Company paid $251.9 million to repay and repurchase debt, primarily due to the repurchase and cancellation of Series A and B bonds. During the same period in 2001 there was a repayment of debt of $140.7 million of which $135.0 million was unsecured short-term debt that was repaid with net proceeds from the sale of Madison Plaza and the Atlanta Financial Center.

During the nine months ended September 30, 2001 we paid total dividends of $0.70 per share, which resulted in a cash outflow of $83.8 million. We have not paid a dividend during the nine months ended September 30, 2002. As a result of the decision to restructure OPL and cause most of its operations to begin an orderly runoff we amended our dividend policy. Our historical dividend policy relied on the highly profitable and predictable cash flow characteristics of the shipper’s risk program. It is not known at this time whether or not the Company will pay dividends in the future.

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company’s Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company’s customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. This decision will be re-evaluated at future Board meetings, giving due consideration to the Company’s new runoff status, required capital levels, regulatory requirements, operating performance, cash flows and future needs. During the nine months ended September 30, 2001 we purchased $38.7 million of shares from our shareowners. During this period we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. During the nine months ended September 30, 2002 the Company repurchased $2.6 million of shares. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our February 13, 2002 announcement to go into runoff.

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Our reinsurance operations have historically provided significant liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. However, more recently, we have seen that our current premium receipts are less than our loss and loss expense payments as claims on business written in prior years have accelerated faster than premiums due on current business. We expect this trend to continue further as a result of our recent decision to stop writing new business.

Nevertheless, we believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims, including those related to the events of September 11, 2001, and operating expenses. At September 30, 2002 the reinsurance segment had $2.4 billion of cash and highly liquid investments. Our cash and cash equivalents decreased from $485.9 million at December 31, 2001 to $404.2 million at September 30, 2002.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business and to runoff our reinsurance operations, the banks required that these facilities (which at the time totaled $590.5 million) be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The Company finalized this arrangement in May 2002 and does not believe that this collateralization will impact its ability to meet its obligations. Indeed, payment of accrued loss and loss expense obligations will result in a corresponding reduction in the required letter of credit and the associated collateral requirement. At September 30, 2002 the Company had $853.5 million of cash and investments collateralizing obligations to our cedants.

As a holding company, substantially all of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners, including share repurchases, is dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the regulatory requirements the Bermuda Monetary Authority has requested that all distributions from OPAL, OPRe and OPL be pre-approved by themselves. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has since been in compliance with the minimum liquidity ratio requirement. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by statutory regulations and OPUS Re requires regulatory authority approval to pay a dividend. See Note 7 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions.

Sources of capital and liquidity (continued)

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause most of its operations to begin an orderly runoff the Company will seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and return share capital.

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

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company mitigates this risk by diversifying its assumed and ceded business with a number of different counterparties and mandating minimum credit ratings for each reinsurer at the time of placement and contractual features that permit the right of offset.

Inflation

Following our February 13, 2002 announcement of our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. Our fixed income portfolio comprises highly liquid, U.S. Dollar denominated, debt securities of governments, supranationals, government agencies, financial institutions, utilities and high quality corporate debt. Our U.S. equity portfolio is comprised of stocks drawn mainly from the S&P 500 Index. Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions. Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, on the other hand, earn income on the funds retained for a period of time until eventual payment of a claim.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2001. During the nine months ended September 30, 2002 the Company has reduced the exposure to equity price risk through the sale of one of our S&P500 portfolios and has also reduced the exposure to foreign currency risk by eliminating the foreign currency element of our bond portfolio. Despite these actions there may still be periods in which the Company records significant investment losses as a result of the continued volatility in worldwide bond and equity markets.

Item 4.	Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President & Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) Under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President & Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	the uncertainties of the reserving process

•	the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates

•	loss of the services of any of the Company’s remaining executive officers

•	uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)

•	losses due to interest rate fluctuations

•	volatility in global financial markets which could affect our investment portfolio

•	the resolution of any pending or future tax assessments by the IRS against us

•	the resolution of other pending litigation

We do not undertake to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 4 and 8 to the Financial Statements for discussions of current legal proceedings to which OPL is a party.

Item 6.	Exhibits and Reports on Form 8-K

a)       Exhibits:

10(a)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Bridges dated September 1, 2002

10(b)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Cloutier dated September 1, 2002.

b)       Reports on Form 8-K:

- On November 13, 2002 OPL filed a report on Form 8-K attaching a letter to shareowners presenting a summary of the Company’s third quarter 2002 results and news from the recent Board of Directors’ meetings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2002	OVERSEAS PARTNERS LTD.
	By:	/s/ MARK R. BRIDGES

Mark R. Bridges President and Chief Executive Officer

By:	/s/ CHRIS FLEMING

Chris Fleming Chief Accounting Officer

CERTIFICATIONS

I, Mark R. Bridges, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Overseas Partners Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ MARK R. BRIDGES

Mark R. Bridges President and Chief Executive Officer

CERTIFICATIONS

I, Chris Fleming, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Overseas Partners Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	: /s/ CHRIS FLEMING

Chris Fleming Chief Accounting Officer

OVERSEAS PARTNERS LTD.
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
CODE)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Overseas Partners Ltd. (“Company”) certifies, to the best of his knowledge, that the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2002
	By:	/s/ MARK R. BRIDGES

Mark R. Bridges Chief Executive Officer and Chief Financial Officer

By:	/s/ CHRIS FLEMING

Chris Fleming Chief Accounting Officer