Form 10-K
period 2002-12-31
OVERSEAS PARTNERS LTD
filed 2003-03-20
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002;

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 000-11538

OVERSEAS PARTNERS LTD.

(Exact name of registrant as specified in its charter)

Islands of Bermuda (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Cumberland House, One Victoria Street, Hamilton, HM 11, Bermuda
(Address of principal executive offices, including zip code)

441-295-0788
(Registrant’s telephone number, including
area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of Each Exchange on Which Registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒. NO ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $11.07, the price per share as of June 28, 2002, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $1,315,728,636.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2003 was 118,855,342.

OVERSEAS PARTNERS LTD.

INDEX 10-K

PART I

Item 1.             Business

GENERAL

Overseas Partners Ltd. (“OPL” or the “Company”) is a company headquartered in Bermuda. Unless the context otherwise indicates, the term “Company” refers to one or more of OPL and its consolidated subsidiaries.

The Company was organized as a corporation under the laws of Bermuda in 1983 as a subsidiary of United Parcel Service of America, Inc. (“UPS”). On December 31, 1983, the Company ceased to be a subsidiary of UPS when UPS paid a special dividend to its shareowners of one share of OPL Common Stock for each UPS share then outstanding to its shareowners of record as of November 18, 1983.

OPL’s primary business segment is reinsurance. OPL’s other business segment is ownership and management of United States real estate and property leasing.

OPL was originally formed to provide reinsurance against loss or damage to packages carried by UPS (the “shipper’s risk business”). Although the Company diversified into other lines of reinsurance, this remained OPL’s largest single reinsurance program until it was cancelled effective October 1, 1999. The shipper’s risk business was significant to the Company, not only because of the magnitude of the underwriting income that it generated, but also because its unique characteristics influenced our strategic and operational decision making. Our long-term investment philosophy, our underwriting risk tolerance and our real estate diversification were all functions of the profitability, stability and liquidity of the shipper’s risk business as were our dividend and share repurchase programs.

On February 13, 2002, the Board of Directors of OPL announced its decision to restructure OPL and to begin an orderly runoff of its operations. The Board concluded that OPL’s then existing capital structure would not allow it to continue to grow and compete effectively in the reinsurance market while at the same time satisfying the desire of many of OPL’s 98,000 shareowners to have greater liquidity for their investment in OPL, for which there is no trading market and no prospect of such a market. OPL’s capital requirements have constrained its ability to purchase shares from its shareowners since the end of 1999. See “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” for further discussion about our dividend policy and share repurchase rights.

During the runoff of our operations we will continue to pay losses as they become due and collect outstanding receivables. OPL’s reinsurance operations are still exposed to new losses on unexpired policies and adverse development on prior year accrued loss and loss expense reserves.

The following table provides financial highlights of OPL, broken down by business segments. More information concerning identifiable segment assets, revenues and net income for the years ended December 31, 2002, 2001 and 2000 can be found in Note 12 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

(in thousands U.S.$)	2002	2001	2000

Reinsurance:
Revenue	$319,917	$645,816	$520,555

Net reinsurance loss	$(264,073)	$(279,475)	$(585,009)

Assets	$3,152,686	$3,378,006	$3,278,838

Real estate and leasing:
Revenue	$272,516	$254,912	$361,927

Net real estate and leasing income	$103,315	$57,661	$64,885

Assets	$186,680	$912,968	$1,298,746

REINSURANCE SEGMENT

Reinsurance Overview

Reinsurance is an arrangement in which a reinsurer agrees to indemnify a “primary” or “ceding” company against all or part of the risks assumed by the primary insurer under a policy or policies it has issued. Primary insurers purchase reinsurance for various reasons, including:

•              protection from catastrophes or multiple losses,

•              increased underwriting capacity,

•              ability to write larger individual risks,

•              withdrawal from certain markets or product lines,

•              reduced financial leverage, and

•              stability of operating results.

Reinsurance, however, generally does not discharge the primary insurer from its liability to policyholders.

There are generally two basic types of reinsurance arrangements: treaty and facultative reinsurance. In treaty reinsurance, the ceding company (or cedant) is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company, while facultative reinsurance involves the underwriting of individual risks.

Both treaty and facultative reinsurance can be written on either a pro rata basis or an excess of loss basis. Pro rata (or proportional) reinsurance describes all forms of reinsurance in which the reinsurer shares in a proportional part of the original premiums and losses of the business ceded by the primary insurer. Excess (or non-proportional) reinsurance refers to reinsurance that indemnifies the primary company for that portion of a loss that exceeds an agreed-upon amount, known as the ceding company’s retention or reinsurer’s attachment point.

Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportionate risk. In contrast, premiums that the ceding company pays to the reinsurer for pro rata reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk between the ceding company and the reinsurer. In addition, in pro rata reinsurance the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and miscellaneous administrative expense) and also may include a profit factor for producing the business.

Reinsurers may also purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance.

Reinsurance Activities

OPL’s reinsurance activity began with the shipper’s risk program – the reinsuring of insured packages carried by subsidiaries of UPS. Customers of UPS insured their packages for amounts greater than $100 by paying excess value charges. Insured values were typically limited to a maximum of $25,000 per occurrence.

Until October 1, 1999, OPL received premiums under this reinsurance equal to the excess value charges received by primary insurers, less appropriate ceding commissions, brokerage fees and taxes. OPL reimbursed the primary insurers for the losses they paid on the underlying package insurance policies.

The shipper’s risk reinsurance described above was historically OPL’s largest source of revenue, generating $273.5 million of premiums earned for 1999. The program was cancelled effective October 1, 1999, as UPS decided to provide shipper’s risk reinsurance for its customers through a UPS subsidiary. This followed an August 9, 1999, opinion issued in the United States Tax Court against UPS (United Parcel Service of America, Inc. v. Commissioner of Internal Revenue) concerning the taxation of premiums paid by shippers to UPS for the original insurance against risk of loss or damage to packages carried by them. The decision of the United States Tax Court was subsequently reversed in June 2001 in the United States Court of Appeals for the Eleventh Circuit. However, OPL will not write shipper’s risk reinsurance again.

Over the years OPL diversified into a number of other lines of reinsurance business through subsidiaries based in both Bermuda and Philadelphia, USA.

The Company’s wholly owned subsidiary, Overseas Partners Re Ltd. (“OPRe”), was incorporated in 1995 to diversify into additional lines of treaty business, including accident & health, automobile, financial, marine, property, space & aviation and workers’ compensation. OPRe discontinued writing new business on February 13, 2002.

The Company established a wholly owned subsidiary, Overseas Partners Assurance Ltd. (“OPAL”), during 1998 to enhance and broaden its reinsurance relationships. OPAL provides rent-a-captive facilities to reinsurance clients, allowing them to participate in the underwriting and investment profits associated with their programs. OPAL discontinued writing new business on February 13, 2002.

In November 1999, the Company established another wholly owned subsidiary, Overseas Partners Cat Ltd. (“OPCat”), to further diversify the portfolio of reinsurance risk. OPCat had an underwriting services agreement with RenaissanceRe Holdings Ltd. (“RenRe”) to write worldwide property catastrophe reinsurance business. OPCat discontinued writing new business on February 13, 2002. Effective February 15, 2002, Renaissance Reinsurance Ltd., a subsidiary of RenRe, assumed a 100% quota share of the in-force reinsurance policies written by OPCat. OPL remains liable for adverse development on losses incurred prior to February 13, 2002 and, conversely, is entitled to a profit commission for any favorable development. On May 10, 2002 OPL sold OPCat to RenRe for $25 million, equal to OPCat’s net book value at the date of sale.

In October 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company (“OPUS Holding”), completed the acquisition of Overseas Partners US Reinsurance Company (“OPUS Re”) for $6 million plus its capital and surplus of $28.6 million. OPUS Re is a property & casualty reinsurer and its principal operations are located in Philadelphia. OPUS Re discontinued writing new business in the second quarter of 2002.

The following table provides an analysis of gross premiums written by line of business, both in the aggregate and as a percentage of total premiums, for each of the years ended December 31, 2002, 2001 and 2000:

(in thousands U.S.$ except for percentages)	2002		2001		2000

Gross reinsurance premiums written:
Finite risk	$89,203	20%	$160,344	23%	$62,000	11%
Automobile liability & physical damage	85,733	19%	71,616	10%	2,458	1%
Property catastrophe	79,285	18%	94,149	14%	82,501	15%
Agriculture	52,762	12%	36,271	5%	—	0%
General & professional liability	42,152	9%	38,024	5%	—	0%
Accident & health	39,908	9%	151,517	22%	121,037	21%
Workers’ compensation	34,875	8%	91,372	13%	121,030	21%
Financial reinsurance and other	21,170	5%	16,127	2%	38,946	7%
Property	4,262	1%	21,023	3%	66,276	12%
Marine	(2,185)	(0)%	—	0%	7,121	1%
Aviation	(2,210)	(0)%	13,969	2%	62,184	11%

	$444,955	100%	$694,412	100%	$563,553	100%

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

The Company paid such brokers commissions representing negotiated percentages of the premium it wrote. These commissions constitute part of the Company’s acquisition costs and are included in its underwriting expenses. We have never been obligated to accept any business from any particular broker, and brokers have not had the authority to bind any of our Companies.

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

During 2000 there was a comprehensive review of our operations and we decided to discontinue our marine, property, and financial lines, based on poor profitability and other considerations. For the same reasons, we also terminated a number of programs in our aviation and accident & health lines of business. From 2000 until February 2002 we concentrated on a smaller number of specialty lines in which we could add value to our clients by building on our competitive advantages, which included: our Bermuda domicile, strong capital, “A” (Excellent) financial strength rating from A.M. Best Company, (which has subsequently been removed; see “Item 1 – Business – Ratings”), and our technical approach to underwriting. Our underwriting incorporated a detailed technical analysis of risk and return characteristics through actuarial analysis and financial modeling and required the involvement of underwriting, claims, actuarial, finance and legal professionals. All business written had to meet strict, Board-approved, underwriting standards and minimum risk and return criteria.

We did not separately evaluate each of the individual risks assumed under our treaties and were largely dependent on the original risk underwriting decisions made by the ceding company. This dependence subjected the Company to the possibility that the ceding companies had not adequately evaluated the risks to be reinsured and, therefore, that the premiums ceded in connection therewith may not have adequately compensated the Company for the risk that we assumed.

To mitigate these risks, we focused on those ceding companies that effectively manage the underwriting process through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance were compatible with our profitability objectives. We reviewed treaties for compliance with our general underwriting standards and evaluated certain larger treaties in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses were tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. When appropriate we conducted underwriting audits at the offices of ceding companies to ensure that the ceding companies operated within their guidelines. Underwriting audits focused on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. We also perform claims audits, when appropriate, in order to evaluate the client’s claims handling abilities and practices. We will continue to perform these claim audits as the Company’s operations run off.

For both treaty and facultative business, we also considered factors such as cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

Our reinsurance contracts sometimes included sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, we sometimes also worked with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. We also purchased several layers of excess of loss protection for the aviation and property books of business and entered into a quota share retrocession of our property catastrophe business. The aviation excess of loss protection provides coverage of $87.0 million, in excess of $3.0 million, for a single loss event, for policies written during the period January 1, 2000 to December 31, 2000, $14.5 million, in excess of $0.5 million, for a single loss event, for policies written during the period January 1, 2001 to December 31, 2001 and $12.0 million in excess of $3.0 million for a single loss event for losses occurring up until August 2003. The lower coverage limits for 2001, 2002 and 2003 reflect the reduction in our underlying book of business. However, the number of times that this coverage can be reinstated is limited and much of our excess of loss reinsurance protection limits have been exhausted by the effects of the losses due to the events of September 11, 2001. Replacement reinsurance is not readily available at this time. The property excess of loss protection covers our discontinued property lines of business and provides coverage of 41.5% of $100.0 million in excess of $33.0 million for a single loss event. Reinsurance premiums ceded by the Company totaled $78.6 million, $93.9 million and $62.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Of the reinsurance premiums ceded by the Company in 2002 $77.4 million was for property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002.

United States Reinsurance

OPUS Re’s treaty operation underwrote property and casualty treaty business exclusively in the United States. Additionally, OPUS Re had a casualty facultative underwriting unit that focused on both facultative certificate business for a host of carriers, as well as some automatic facultative facilities in the general and auto liability lines.

The business was sourced exclusively through various intermediaries based in the United States who work on behalf of their cedant account relationships. The underwriting goals were focused towards working layer casualty where the results tend to be more predictable and where OPUS Re could apply its multi-disciplined underwriting analytical processes most effectively. OPUS Re also took advantage of selective opportunities in the proportional agricultural reinsurance and proportional private passenger auto market. The underwriting methodologies used for the United States Reinsurance operations were similar to those described above in the Bermuda Reinsurance section.

Runoff

Despite the decision to restructure OPL and cause its operations to go into runoff, OPL’s reinsurance operations are still exposed to new losses on unexpired policies and to adverse development on prior year accrued loss and loss expense reserves. Some of these policies do not expire for several years and include launch and in-orbit satellite exposures through to 2007, financial guaranty programs that expire in 2005 and a residual value reinsurance program where the Company is exposed to losses until 2013. During the runoff we will continue to pay losses as they fall due and collect outstanding receivables. Approximately 80% of accrued losses and loss expenses are expected to be paid within the next five years. Remaining losses will continue to be paid beyond 2014. OPL will distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. In order to accelerate the distribution of equity to shareowners we may attempt to commute or novate our remaining reinsurance contracts as this reduction in exposure will also reduce the amount of capital we are required to hold to satisfy regulatory requirements.

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

Ratings

Following the announcement of the Board of Directors on February 13, 2002 of its decision to restructure OPL and cause most of its operations to begin an orderly runoff, A.M. Best Company announced that they placed the financial strength ratings of “A” (Excellent) for the reinsurance operating subsidiaries of OPL under review with negative implications.

On May 31, 2002, A.M. Best Company removed the Company’s financial strength ratings from “under review” status and downgraded the financial strength rating of OPL from “A” (Excellent) to “B++” (Very Good). On January 13, 2003, at the Company’s request, A.M. Best Company withdrew the Company’s financial strength rating. A.M. Best Company will no longer formally evaluate OPL or its reinsurance subsidiaries for the purposes of assigning a rating opinion. The lack of financial strength ratings should not significantly affect the operations of OPL and its subsidiaries given their current runoff status.

Claims

Claims are managed by OPL’s professional claims staff, whose responsibilities include the review of initial cession statements, determination of whether further investigation is required, establishment and adjustment of case reserves and payment of claims. In addition, the claims staff conducts comprehensive claims audits of both specific claims and overall claims procedures at the offices of selected brokers and ceding companies.

The Company’s gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from current and prior reinsurance transactions, amounted to approximately $1,510.6 million and $1,831.3 million at December 31, 2002 and 2001, respectively. Accrued losses and loss expenses are carried at the full amount estimated for ultimate expected liabilities, without any discount to reflect the time value of money. This is in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s regulations.

Reinsurance balances receivable included losses recoverable from reinsurers totaling $114.6 million and $191.2 million as of December 31, 2002 and 2001, respectively. OPL remains liable with respect to reinsurance ceded in the event that the reinsurer is unable to meet its obligations. The senior management of OPL re-evaluates the financial condition of reinsurers at least annually and establishes provisions for unrecoverable amounts as necessary. At December 31, 2002 the Company had established a provision of $10 million for unrecoverable amounts.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported (“IBNR”). Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The estimate for IBNR reflects management’s best estimates based on the recommendations of an independent actuary using common actuarial techniques that project ultimate losses from the past loss experience of the Company and relevant industry data. The actuaries utilize two common methods of actuarial evaluation used within the insurance industry, the Loss Development Method and the Bornhuetter-Ferguson Method. The Loss Development Method involves projecting current values of paid and reported losses to their ultimate value based on historical paid and reported loss patterns, adjusted to reflect the changing characteristics of the book of business written by the Company. Because actual paid and reported losses fluctuate over time around the expected pattern, the Bornhuetter-Ferguson Method is employed to stabilize projected ultimate losses from the Loss Development Method. The Bornhuetter-Ferguson Method is essentially an averaging of two estimates of ultimate loss - the Loss Development indicated ultimate losses and an expectation of ultimate losses made independent of actual loss experience. At any point in time, the weights assigned to each estimate are judgmentally determined with greater weight initially assigned to the Bornhuetter-Ferguson Method and then to the Loss Development Method once a greater percentage of ultimate losses have been reported.

Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims are settled. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. For example, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future loss development.

While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for reinsurers such as the Company, due primarily to the length of time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the necessary reliance on the ceding companies for information regarding reported claims, differing reserving practices among ceding companies, and the diversity of loss reporting and payment patterns among different types of reinsurance treaties or facultative contracts. In particular, there are significant uncertainties over the estimates of the ultimate losses on the Company’s satellite reinsurance portfolio. The Company may suffer further losses on various satellites as a result of higher power degradation experienced than was anticipated at the time of underwriting. There are also significant uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred.

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

The “Analysis of Losses and Loss Expenses Development” shown below presents the subsequent development of the estimated year-end liability for accrued losses and loss expenses, (net of reinsurance recoveries), at the end of each of the years in the ten year period ended December 31, 2002. The top line of the table shows the estimated liability for unpaid losses and loss expenses, (net of reinsurance recoveries), recorded at the balance sheet date for each of the indicated periods. This net liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date. The upper portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. This estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “Cumulative (Redundancy) / Deficiency” line represents the aggregate change in the estimates over all prior years. The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Losses and Loss Expenses Development

	Years ended December 31

As at December 31, (In thousands U.S.$)	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

Estimated liability for unpaid losses and loss expenses, net of reinsurance recoveries	254,151	250,325	219,311	214,207	265,166	338,425	461,891	957,161	1,374,123	1,640,129	1,395,950

Liability Re-estimated as of:
1 year later	254,511	250,609	224,149	216,581	278,328	332,893	588,585	1,261,420	1,408,621	1,651,254
2 years later	254,596	252,060	224,861	216,581	271,061	309,921	693,914	1,317,873	1,438,180
3 years later	254,596	252,060	224,861	211,404	245,962	322,253	726,635	1,334,010
4 years later	254,596	252,060	223,162	187,978	247,106	336,623	734,691
5 years later	254,596	252,060	201,409	187,978	253,252	340,853
6 years later	254,596	231,980	201,409	193,470	258,872
7 years later	236,189	231,980	206,339	199,368
8 years later	236,189	235,816	211,464
9 years later	239,472	240,116
10 years later	243,056
Cumulative (Redundancy)/Deficiency	(11,095)	(10,209)	(7,847)	(14,839)	(6,294)	2,428	272,800	376,849	64,057	11,125	—

Cumulative paid losses, net of reinsurance recoveries, as of:
1 year later	50,702	81,059	75,836	94,811	130,802	139,219	146,565	331,474	369,867	515,930
2 years later	134,451	164,156	135,631	133,078	177,156	213,046	439,589	490,454	653,538
3 years later	181,858	197,061	164,616	153,978	202,130	253,791	488,970	650,872
4 years later	205,840	212,526	179,612	166,011	218,924	267,297	560,593
5 years later	216,992	220,993	188,489	173,194	228,564	301,089
6 years later	226,515	225,483	193,323	180,757	246,937
7 years later	231,580	227,658	199,474	187,012
8 years later	233,180	233,076	204,006
9 years later	237,956	236,241
10 years later	239,658

Reconciliation of Unpaid Losses and Loss Expenses

The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

(In thousands U.S.$)	2002	2001	2000

Gross balance as of January 1,	$1,831,255	$1,416,733	$972,201
Less reinsurance recoverable	(191,126)	(42,610)	(15,040)

Net balance as of January 1,	1,640,129	1,374,123	957,161

Incurred related to:
Current year	426,863	673,294	651,027
Prior years	11,125	34,498	304,259

Total incurred	437,988	707,792	955,286

Paid related to:
Current year	(129,357)	(71,919)	(199,820)
Prior years	(519,230)	(369,867)	(331,474)

Total paid	(648,587)	(441,786)	(531,294)

Amortization of life and annuity reserve – net	—	—	(7,030)

Transfer of loss reserves on sale of OP Cat	(33,580)	—	—

Net balance as of December 31,	1,395,950	1,640,129	1,374,123
Plus reinsurance recoverable	114,620	191,126	42,610

Gross balance as of December 31,	$1,510,570	$1,831,255	$1,416,733

The following summarizes the development of incurred losses as depicted in the prior two tables: Prior to 1996 the vast majority of the Company’s reinsurance business was shipper’s risk. The shipper’s risk business was characterized by relatively predictable claim experience as a result of the maximum claim exposure being limited to $25,000 per occurrence. The shipper’s risk was also short-tail business (i.e. claims would be notified and settled quickly). In 1996 the Company started to diversify into other lines of business that were less predictable and generally had a longer-tail than the shipper’s risk business. The diversification came at a time of intense competition in the reinsurance industry resulting in industry pricing that has proven inadequate for the exposures being reinsured. The proliferation of large industry loss events in the late 1990’s also compounded the effects of inadequate pricing.

Prior to 1999 the Company had not experienced any significant adverse loss development, primarily as a result of the stability of the shipper’s risk results and the recentness of the Company’s expansion into other lines of business. However, in the third and fourth quarters of 1999 the Company recorded reserve strengthening adjustments of $223 million relating primarily to two programs written in 1998. We also made significant reserve strengthening adjustments in the second quarter of 2000 relating primarily to accident & health, aviation, multi-line, marine and property programs written during the period from 1997 to 1999. The reserve increases in 2001 related mainly to adverse loss development on the discontinued reinsurance of the workers’ compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business.

Additional information on these matters is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investments

The Company’s reinsurance programs are expected to provide a significant amount of investment income due to the time lag between receiving premiums and paying claims. As such our investment activities are an integral part of our reinsurance operations.

The Company maintains portfolios of highly liquid investments and cash to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. The fair value of such cash and investments was approximately $2.3 billion at December 31, 2002. Investments include U.S. bonds, U.S. equities (primarily issuers in the S&P 500 Index) and investments in multi-manager funds.

For accounting purposes we classify our investments as either trading or available-for-sale; however, we manage the Company’s cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

Our investment objective has historically been to maximize long-term investment income while ensuring that the level of short-term fluctuations in value is within our risk tolerances. Risk and return objectives are incorporated into an asset allocation model that develops an optimal portfolio of specific asset classes that provides for diversification, enhanced returns and lower overall portfolio volatility. We frequently monitor the performance of our investment portfolio, our risk tolerances and future cash flow needs and realign the asset allocation accordingly.

Our risk tolerance has decreased over recent years as a result of the cancellation of the profitable shipper’s risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the reduction in our capital base. Further, following our February 13, 2002 announcement to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return.

The investments of OPL’s United States reinsurance subsidiary, OPUS Re, must comply with the respective laws of the jurisdiction of domicile of that subsidiary and of the other jurisdictions in which it is licensed or authorized to write business. These laws prescribe the kind, quality and concentration of investments which may be made. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate.

Further information concerning the Company’s investment portfolio, including a discussion of the significant market risk associated with the portfolio, can be found in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

Competition

Following the February 13, 2002 decision to put the Company into runoff, it no longer competes in the international property and casualty reinsurance market.

Regulation

Reinsurance companies are generally regulated by the jurisdictions in which they operate:

Bermuda

OPL, OPRe and OPAL conduct their reinsurance business from their principal offices in Bermuda and are subjected to regulation under Bermuda law, which, among other things requires them to register and comply with certain requirements as to capitalization. For purposes of Bermuda insurance law and regulation, each of these reinsurance entities are considered to be engaged in general business; OPL is also licensed to write long-term business.

OPL, OPRe and OPAL must prepare an annual statutory financial return and statutory financial statements in accordance with the requirements of the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”), and an annual audit is also required. Each company must also appoint a loss reserve specialist to review and report on its loss reserves on an annual basis.

The minimum paid up share capital to be maintained by OPL under Bermuda insurance law and regulations is $370,000, while OPRe and OPAL each require $120,000. In addition, these Bermuda reinsurance companies are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or (ii) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions and other general business insurance reserves. The minimum solvency margin for OPL, OPRe and OPAL is approximately $15 million, $177 million and $1 million, respectively. As of December 31, 2002, OPL, OPRe and OPAL had approximately $1.2 billion, $487 million and $25 million respectively, of statutory capital and surplus in excess of these requirements.

Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However OPL, OPRe and OPAL are also required to each maintain a minimum liquidity ratio whereby the value of their relevant assets (mainly cash, investments, receivables and other liquid assets) are not less than 75% of the amount of their relevant liabilities (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe and OPAL met these requirements for the year ended December 31, 2002. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has since been in compliance with the minimum liquidity ratio requirement.

As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPL, OPRe and OPAL. In addition to these regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the ultimate cost of reinsurance liabilities, the potential for significant losses from unexpired policies and the contingencies described in Notes 5 and 15 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” prior to making such distributions.

OPL, OPRe and OPAL are not admitted or authorized to conduct business in any jurisdictions except Bermuda. They do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdictions other than Bermuda and therefore are not subject to the insurance regulatory requirements of jurisdictions other than Bermuda. However, the statutory standards adopted by the jurisdictions that regulate the companies to which OPL, OPRe and OPAL provide life, property and casualty and other reinsurance affect each of these reinsurance entities indirectly. OPL, OPRe and OPAL record all transactions on their statutory accounts in a manner that complies with statutory accounting principles required by the Bermuda Insurance Act of 1978.

From time to time, there have been congressional and other initiatives in the United States regarding the supervision and regulation of the insurance industry, including proposals to supervise and regulate foreign reinsurers, such as OPL. While none of these proposals have been adopted to date on either the federal or state level, there can be no assurance that federal or state legislation will not be enacted subjecting OPL, OPRe and OPAL to supervision and regulation in the United States, which could have a material adverse effect on the Company. In addition, no assurance can be given that if OPL, OPRe and OPAL were to become subject to any laws of the United States or any state thereof or of any other country at any time in the future, they would be compliant with such laws.

United States

OPUS Re is subject to regulation under the insurance laws and regulations of all the jurisdictions where it is licensed or authorized to write reinsurance including Delaware, where it is domiciled. OPUS Re is licensed or otherwise authorized to write reinsurance in all 50 states, the District of Columbia and Puerto Rico. Insurance laws and regulations vary from state to state, but in general grant broad powers to supervisory agencies and officials to examine all insurance and reinsurance companies authorized to do business in their state, enforce rules, and exercise discretion, (and impose fines and penalties for violations of regulatory requirements), touching almost every significant aspect of the conduct of the insurance business. As a general rule, most insurance law and regulation focuses on the conduct of an insurance company’s relationship with the policyholder and permit a ceding insurer and a reinsurer to negotiate, without material regulatory involvement, the terms and conditions of and rates charged under almost all reinsurance contracts with unaffiliated parties except for the criteria for statutory accounting statement credit for the reinsurance provided by a reinsurer to an insurer domiciled in a given state. Thus, in general, state insurance laws and regulations are primarily designed for the protection of solvency and policyholders (insureds) rather than for the benefit of ceding insurers or investors. Nevertheless, state regulatory authorities do monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the net amount of risk that may be retained, deposits of securities for the benefit of insured’s, methods of accounting, and reserves for unearned premium, losses and other purposes. While insurers and reinsurers are principally regulated by the states, most insurance and reinsurance companies remain obligated to comply with applicable federal laws such as the Employee Retirement Income Security Act of 1974 (“ERISA”), the Financial Services Modernization Act (commonly known as “Gramm-Leach-Bliley”), applicable federal securities laws, and the federal anti-trust laws to the extent not preempted by the McCarran-Ferguson Act.

The National Association of Insurance Commissioners (“NAIC”) is an organization which assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. OPUS Re is unable to predict what effect, if any, these developments may have on its operations and financial condition.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that may be inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of total adjusted capital to authorized control level RBC for OPUS Re exceeded all the RBC trigger points at December 31, 2002.

Insurance holding company laws and regulations require insurers/reinsurers that are subsidiaries of holding companies to register and file with the regulatory authorities of their state of domicile certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Additionally, these laws and regulations require that all transactions with affiliates meet certain standards, including that the terms be fair and reasonable, that prior approval be obtained for certain types of transactions between affiliates, and that prior approval be obtained for the declaration and payment of certain kinds of dividends. These Insurance holding company laws and regulations also require prior approval of any change in control of the insurer/reinsurer. In most states, including Delaware, “control” is presumed to exist if 10% or more of the voting securities of the insurer/reinsurer are owned or controlled by a party though the actual existence of control may be established or rebutted where the ownership of voting securities is greater or lesser than that amount.

Dividend payments by OPUS Re are limited by statutory regulations. These dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices (which also require the direct approval of regulatory authorities for any proposed “extraordinary dividend” as defined). OPUS Re’s statutory net loss for 2002 was $4,028,270, and statutory surplus was $73,406,942 as of December 31, 2002. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) ten percent of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) OPUS Re’s net income, excluding realized capital gains, as shown in the preceding year’s annual statement, but shall not include pro rata distributions of any class of OPUS Re’s own securities. The maximum allowable dividend payable in 2003 is $nil unless regulatory authority approval for an “extraordinary dividend” is obtained.

On October 28, 2002 OPUS Re distributed $198.5 million to OPUS Holding following approval from the Delaware Department of Insurance.

REAL ESTATE AND LEASING SEGMENT

An important aspect of the Company’s previous strategy had been the ownership of income-producing real estate and the leasing of assets through subsidiaries of Overseas Partners Capital Corp. (“OPCC”). Prior to 2000, OPCC owned a portfolio of Class A properties in three key United States markets: Atlanta, Boston and Chicago. The portfolio consisted of four large office complexes, one office/retail mixed-use development and a large convention hotel. In addition, OPCC owned two properties and other assets that were leased to major companies. Since August 2000, OPCC and its subsidiaries have sold all of these properties with the exception of a regional distribution facility in Manteno, Illinois, which is leased to Kmart Corporation.

Until January 31, 2002, an OPCC subsidiary, Overseas Capital Co. (“OCC”), leased its Ramapo Ridge Facility (“the Facility”) to United Parcel Service General Services Co., a subsidiary of UPS, for data processing and telecommunications operations. UPS had an option to purchase the building in which the Facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million, yielding a total gain on sale before income taxes of $47.1 million.

Until July 8, 1998, OCC leased five Boeing 757 air package freighters to UPS. The aircraft were sold pursuant to the terms of a purchase option granted to UPS in a May 31, 1990 Aircraft Lease Agreement between the parties.

The acquisition of the aircraft and the Facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), incorporated in Delaware as a special purpose subsidiary of OCC. One series (“Series A Bonds”), in the principal amount of $171.6 million, is due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a single purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. Prior to the scheduled maturity date of each series of bonds, the zero coupon treasury notes will mature in amounts equal to the principal amount of the bonds in that series. In July 1998, OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the Facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds.

Following our February 2002 decision to put our operations into runoff, we have sought to accelerate the settlement of our reinsurance and real estate liabilities. During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale. There remains $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL.

OCC owns all of the limited partnership interests in, and OPCC owns all of the common stock of the corporate general partner of, KMS II Realty Limited Partnership, a Delaware limited partnership (“KMS II”). KMS II owns a 1.5 million square foot regional distribution facility in Manteno, Illinois, which it leases to Kmart Corporation. The initial term of the Kmart lease expires in 2020 and yearly lease payments are approximately $4.2 million. After the initial term, Kmart has the option to extend the lease for ten consecutive terms of five years each. Kmart has the option to purchase the Kmart facility at the end of the initial term of the lease for a price equal to the fair market value of the Kmart facility on that date. On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Kmart Corporation has not to date filed a request to reject our unexpired lease. We believe that any rejection of the unexpired lease by Kmart would not have a material effect on the consolidated financial position or future results of operations of OPL.

Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 2002, 2001 and 2000 can be found in Notes 8 and 12 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data.”

Competition

The commercial real estate industry offers a variety of investment opportunities, each with unique characteristics of type, location, risk and reward. OPCC’s one remaining property is a 1.5 million square foot regional distribution facility in Manteno, Illinois, which it leases to Kmart Corporation. OPCC is not currently actively marketing this property. However, any prospective buyers of the property are likely to be very conservative in their valuations as the Kmart Corporation is currently operating under chapter 11 of the United States Bankruptcy Code.

TAXATION

Under current Bermuda law, OPL and its Bermuda domiciled insurance subsidiaries (“Bermuda insurance subsidiaries”) are not obligated to pay any tax in Bermuda based upon income or capital gains.

Pursuant to the income tax treaty between the United States and Bermuda, a Bermuda insurance company would be subject to United States income tax and United States branch profits tax on its income which is attributable to a United States permanent establishment. Under current law, United States income tax would be imposed at a 35% rate, and the United States branch profits tax would be imposed at a 30% rate. Based on the operations of OPL and its Bermuda insurance subsidiaries, OPL believes that neither it nor its Bermuda insurance subsidiaries have a United States permanent establishment. Moreover, OPL and its Bermuda insurance subsidiaries intend to conduct their activities so that they will not do business in the United States through a permanent establishment. However, as there are no definitive standards provided by the Code, regulations or court decisions concerning what activities constitute a permanent establishment in the United States, and as the determination is essentially factual in nature, there can be no assurance that the United States Internal Revenue Service (“IRS”) will not contend successfully that either OPL or one or more of the Bermuda insurance subsidiaries has income which is attributable to a United States permanent establishment.

On December 22, 1998, the IRS issued a Notice of Deficiency with respect to OPL’s 1988 through 1990 taxable years in which it asserted that OPL is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, OPL filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to OPL’s Petition. The IRS has also asserted that OPL is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. OPL has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS based its challenges for all years on the assertion that OPL was engaged in a U.S. business with respect to two lines of business: (1) the reinsurance of certain shipper’s risk coverage for United Parcel Service of America, Inc. (“UPS”) customers and (2) the reinsurance of certain workers’ compensation coverage for UPS. The IRS has not proposed an assessment for years subsequent to 1994, although a Notice of Proposed Adjustment, reflecting similar positions, has been issued recently by the IRS in connection with the audit of the years 1995 through 1998. The IRS also could take similar positions for the 1999 year.

On January 22, 2003, OPL and the IRS jointly filed a Stipulation of Settled Issues and entered into a Closing Agreement on Final Determination Covering Specific Matters (the “Closing Agreement”) that substantially reduced the liabilities asserted against OPL described above. More specifically, OPL and the IRS agreed that there is no adjustment to OPL’s income deriving from or relating to premiums earned in connection with the shipper’s risk program for the years 1984 through 1999. However, income associated with the workers’ compensation program (including underwriting and investment income) remains subject to dispute for the years 1988 through 1999. At this time, OPL does not have sufficient information to determine how much remains in dispute, although the amounts involved are presumed to be material.

OPL believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It is vigorously contesting the remaining issue in the Notice of Deficiency for 1988 through 1990 and will vigorously contest the remaining proposed assessments for 1991 through 1994 and any future assessments.

OPL has a number of subsidiaries that are incorporated in the United States, including OPCC and OPUS Re. These United States companies are subject to United States income taxes.

Various provisions of the Internal Revenue Code of 1986 (the “Code”) provide rules designed to approximate current taxation at the shareowner level with respect to certain kinds of undistributed earnings of foreign corporations owned in whole or part by United States residents. Among such provisions are those concerned with “passive foreign investment companies” (“PFICs”), and those concerned with “controlled foreign corporations”. If one or more of these provisions were to apply, some or all of the United States shareowners of OPL would be liable for federal income taxes with respect to certain of the earnings of OPL, whether or not an amount equal to such earnings was distributed to such shareowners as a dividend.

Sections 1291 through 1298 of the Code contain special rules applicable to United States shareowners of foreign corporations that are PFICs. In general, a foreign corporation will be a PFIC if 75% or more of its gross income constitutes “passive income” or 50% or more of its assets produce passive income. In general, if a foreign corporation were to be characterized as a PFIC, a United States shareowner of the foreign corporation would be subject to a special tax and an interest charge on the amount of an “excess distribution” with respect to the foreign corporation’s stock or on the amount of any gain recognized on the disposition of such stock. In addition, certain otherwise tax-free transactions by a United States shareowner involving the foreign corporations’ stock would be subject to tax, and any gain recognized generally would be recharacterized as ordinary income. In general, a distribution a shareowner receives from a PFIC is an “excess distribution” if the amount of the distribution is more than 125% of the average of the distributions (other than certain excess distributions) with respect to the stock during the three preceding taxable years (or shorter period during which the taxpayer held the stock).

The special tax and interest charge generally are designed to capture the value of the deferral in the payment of taxes that are deemed due under the PFIC rules during the period that the United States shareowner owned the stock. The special tax is computed by assuming that the excess distribution, (or gain in the case of a sale), with respect to the stock was subject to tax in equal portions throughout the United States shareowner’s period of stock ownership at the highest marginal tax rate, rather than at the time the distribution is received (or gain is recognized). The interest charge is computed using the applicable rate imposed on underpayment of United States federal income tax for such period.

For PFIC purposes, “passive income” generally includes interest, dividends, annuities and other investment income. The PFIC rules contain an exception from the “passive income” definition for income “derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business....” (the “Insurance Company Exception”). This exception does not apply to income attributable to reserves and capital to the extent such reserves and capital exceed the reasonable needs of an insurance business.

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

During 2000, OPL was advised by the IRS of the existence of an internal IRS memorandum that concludes that the shipper’s risk reinsurance premiums, which OPL received in years before 2000, were not income of OPL and that the associated investment income was not “active income” for purposes of the PFIC rules. Based upon the assumptions and conclusions in the IRS memorandum, the IRS could seek to impose the PFIC rules against OPL’s United States shareowners who owned OPL stock in one or more past years. However, in the Closing Agreement recently entered into between OPL and the IRS, OPL and the IRS agreed that, for the years 1984 through 1999, OPL’s shipper’s risk program was part of the active conduct of an insurance business for purposes of the PFIC rules.

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

Under section 951(a) of the Code, each “United States 10% shareowner” (as defined below) who owns shares of a controlled foreign corporation (“CFC”) (as defined below) at the end of the year must include in its gross income for United States federal income tax purposes its pro rata share of the CFC’s “subpart F income” earned during the year, even if that income is not distributed. In addition, the United States 10% shareowners of a CFC may be deemed to have received taxable distributions to the extent the CFC increases the amount of its earnings that are invested in certain types of United States property. “Subpart F income” includes, among other things, (1) “foreign personal holding company income,” such as interest, dividends, and other types of passive investment income and (2) “insurance income,” which is defined to include any income (including underwriting and investment income) that is attributable to the issuing (or reinsuring) of any insurance or annuity contract and which (subject to certain modifications) would be taxed under the insurance company provisions of the Code if such income were the income of a domestic insurance company absent an applicable exception (“Subpart F Insurance Income”).

Under section 951(b) of the Code, any United States person who owns 10% or more of the total combined voting power of all classes of stock of a foreign corporation will be considered to be a “United States 10% shareowner.” In general, a foreign corporation is treated as a CFC only if its United States 10% shareowners collectively own more than 50% of the total combined voting power or total value of the corporation’s stock on any day. However, for purposes only of taking into account Subpart F Insurance Income, a foreign corporation will be treated as a CFC if (1) more than 25% of the total combined voting power or total value of its stock is owned by United States 10% shareowners, and (2) the gross amount of premiums or other consideration in respect of Subpart F Insurance Income exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks. No United States shareowner of OPL should be taxed under the general subpart F rules as long as the shareowner does not purchase more than 10% of OPL’s stock.

A different definition of “controlled foreign corporation” is applicable in the case of a foreign corporation which earns related person insurance income (“RPII”). RPII is defined in section 953(c)(2) of the Code as any “insurance income” attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII Shareholder” (as defined below) of the foreign corporation or a “related person” to such a shareowner. For purposes only of taking into account RPII, a foreign corporation will be treated as a CFC if its “RPII Shareholders” collectively own, directly, indirectly through foreign entities, or by attribution, 25% or more of the total combined voting power or value of the foreign corporation’s shares on any day during the taxable year. The term “RPII Shareholder” includes all United States persons who own, directly or indirectly through foreign entities, any amount of the stock of the foreign corporation. Generally, the term “related person” for purposes of the RPII rules means someone who controls or is controlled by the RPII Shareholder or someone who is controlled by the same person or persons which control the RPII Shareholder.

The RPII rules do not apply if (i) less than 20% of the voting power and less than 20% of the value of the shares of the foreign corporation are owned, directly or indirectly, by United States persons insured or reinsured by the foreign corporation or persons related to such insured’s or reinsured’s or (ii) the RPII of the foreign corporation, determined on a gross basis, is less than 20% of the corporation’s gross income for such taxable year. OPL currently falls within both of these exceptions, and it expects to continue to fall within at least one of these exceptions.

Section 1248 of the Code provides that if a United States person owns 10% or more of the voting shares of a corporation that is a CFC, any gain from the sale or exchange of the shares may be treated as ordinary income to the extent of the CFC’s earnings and profits during the period that the shareowner held the shares (with certain adjustments). Section 953(c)(7) of the Code generally provides that Code section 1248 also will apply to the sale or exchange of any shares in a foreign corporation by any United States person who is treated as a United States shareowner of the foreign corporation under the RPII rules if the foreign corporation would be taxed as an insurance company if it were a domestic corporation. A United States person would be treated as a United States shareowner under the RPII rules only for purposes of taking into account RPII. Therefore, OPL believes that any potential application of section 1248 of the Code should be limited to a shareowner’s proportionate share of any RPII.

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

EMPLOYEES

As of February 28, 2003 OPL, directly and through its subsidiaries, had a total of 41 employees, with 26 in Bermuda, 13 in Philadelphia and 2 in Atlanta.

The Company purchases administrative and other services from a number of suppliers both in the United States and Bermuda. The individuals who provide these outsourced services are not included as employees.

The Company does not have any employees who are represented by a labor union and believes that its employee relations are good.

See “Item 10 – Directors and Executive Officers of the Registrant”.

Financial Information by Geographic Areas

See Note 12 of the Notes to Consolidated Financial Statements of “Item 8 – Financial Statements and Supplementary Data”.

Available Information

Our Internet website address is www.overseaspartners.com. Under the “SEC Filings” tab at this website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Item 2.             Properties

The Company’s conducts its reinsurance business from leased office premises in Bermuda and Philadelphia. The Company’s conducts its real estate & leasing business from leased office premises in Atlanta. These facilities are generally in good condition and are adequate for the requirements of the Company. For a description of the property held by the Company for its leasing activities, see “Item 1 – Business – Real Estate and Leasing Segment”.

Item 3.             Legal Proceedings

OPL was subject to a tax audit by the IRS for the years 1988 through 1994. Information regarding the tax audit is included in Note 5 of the Notes to Consolidated Financial Statements of “Item 8 – Financial Statements and Supplementary Data”. See also “Item 1 – Business – Taxation” for a description of the outcome of past IRS assessments and proposed IRS assessments against the Company.

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, amongst other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York (the “Court”) and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a Racketeer Influenced and Corrupt Organizations (“RICO”) claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit.

The Company filed or joined in motions to dismiss all of the consolidated actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. In orders dated July 30, 2002, the Court granted in part and denied in part the motions to dismiss. Pursuant to the Court’s orders, the claims remaining against the Company are RICO, antitrust, and common law interference with contract claims. On November 8, 2002, the parties presented to the Court a stipulation and proposed order certifying a nationwide class with respect to certain of the claims brought by the plaintiffs, including the RICO and interference with contract claims against the Company. The Court signed the stipulation and proposed order. The stipulation does not certify the antitrust claims brought against the Company. Discovery has commenced. The relief sought by the Plaintiffs includes compensatory (including treble) damages, punitive damages and such other relief as the Court may deem equitable and proper. The Company believes that it has meritorious defenses to all claims asserted against it and intends to defend itself vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

Certain of OPL’s subsidiaries are party to legal proceedings in the investigation and defense of claims arising out of their reinsurance business. We do not believe that the eventual outcome of any such proceedings will have a material effect on their condition or business.

Item 4.             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

Summary of OPL Stock

We are currently authorized to issue 900,000,000 shares of our Common Stock, par value $0.10 per share, of which 127,500,000 shares were issued and 118,855,342 outstanding as of February 28, 2003. We are also authorized to issue 200,000,000 shares of preference stock of par value $.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any shares of preference stock in the foreseeable future.

Our Common Stock is not listed on a securities exchange and is not traded in the organized over-the-counter markets. Prior to July 21, 1999, units of our Common Stock had been bundled with shares of UPS Common Stock and sold and provided as stock compensation awards to UPS employees under the UPS Managers’ Incentive and UPS Stock Purchase Plans (the “UPS Plans”). On July 21, 1999, we suspended the sale of our Common Stock under the UPS Plans following the announcement by UPS of an initial public offering.

There were approximately 98,000 record holders of our Common Stock as of February 28, 2003.

Voting Rights

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

Transferability of Common Stock - Our Right of First Refusal

Our Bye-Laws provide that no outstanding shares of our voting stock, including shares of our Common Stock, may be transferred, except by operation of law, including a bona fide gift or inheritance, unless the shares shall have first been offered, by written notice, for sale to us at the lower of their fair value or the price at which they are to be offered to the proposed transferee and on the same terms upon which they are to be offered to the proposed transferee. Notices of proposed transfers must be sent to our Treasurer, must set forth the number of shares proposed to be sold, the proposed price per share, the name and address of the proposed transferee and the terms of the proposed sale and must contain a statement by the proposed transferee that the information contained in the notice is true and correct. We have the option, within 30 days after receipt of the notice, to purchase all or a portion of the offered shares. If we fail to exercise or waive the option, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares that were previously offered to us and not purchased by us pursuant to our option, for the price and on the terms described in the notice. All transferees of shares hold their shares subject to the same restrictions. Shares previously offered to us but not transferred within the 20-day period remain subject to the initial restrictions.

Under our Bye-Laws, we have the right to purchase shares of our Common Stock that may be issued as stock dividends, or in stock splits, re-capitalization’s or reorganizations similar to the rights that we have to purchase the shares on which the dividend, split, re-capitalization’s or reorganization shares were issued. We also have the right to purchase our Common Stock in a number of other circumstances under our Bye-Laws.

Shares of our Common Stock may be pledged, but they may not be transferred upon foreclosure unless they have first been offered to us in the manner described above.

In addition, any shareowner who is our “affiliate” for purposes of the Securities Act of 1933, may effect a public resale of their shares to a purchaser other than us only upon delivery of an effective prospectus applicable to the resale as permitted by applicable securities laws or upon other compliance with applicable securities laws.

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

Our Purchase Rights - Recall

We have the right under our Bye-Laws to purchase (or “recall”) shares of our Common Stock from shareowners following their retirement, death or other termination of employment with UPS, OPL, or any of their respective subsidiaries. We may exercise this right to recall all or a portion of the shares of a former employee at any time within a period of three years or thirteen years following the holder’s termination of employment. The purchase price will be the fair value of the shares at the time of purchase.

Until January 1999, the Company had exercised this right of recall each year and held such purchased shares in treasury, pending future distributions as incentive awards to current employees of UPS and OPL. Given our runoff status it is unlikely that we will recall any shares in the future.

Dividend Policy

The declaration and payment of dividends is at the discretion of the Board of Directors and depends on many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and legal and regulatory considerations.

We declared and paid two cash dividends in the amounts of $0.45 and $0.25 per share in 2001 and two cash dividends each in the amount of $0.60 per share in 2000. No dividends were paid during 2002.

Dividends paid by us on shares of our Common Stock to persons residing in the United States will be subject to United States federal income taxes to the same extent that the dividends would be taxable if paid by a domestic corporation, but without the dividend received deduction available to corporations. Similar treatment is likely to be accorded under applicable state law. There are currently no applicable tax treaties or Bermuda laws, decrees or regulations that would adversely affect our payment or remittance of dividends, require withholding for tax purposes or restrict the export or import of capital.

Our Ability to Purchase Shares and Make Dividend and Other Distributions

As the Company continued its transformation into a respected specialty reinsurance company, it became increasingly difficult to balance the short-term liquidity demands of our shareowners with our need to retain a large and stable capital base to support our growth to remain truly competitive in our industry.

On November 23, 1999, following the cancellation of the shipper’s risk business, the Board announced that it would limit the number of shares of our Common Stock that we were willing to purchase from any shareowners seeking to sell such shares between November 23, 1999 and November 1, 2000. During such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 23, 1999. On November 1, 2000 the Board announced that it would similarly limit the number of shares that we would be willing to purchase from any shareowners seeking to sell such shares between November 1, 2000 and December 31, 2001. Accordingly, during such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. These limits were necessary to preserve the Company’s strong capital base while the Company implemented its specialty reinsurance growth strategy with the aim of providing both long-term value and liquidity to all shareowners.

Between November 23, 1999 and November 1, 2000 the Company purchased 2.9 million shares from 3,020 shareowners for a total cost of $55.9 million. Between November 1, 2000 and August 7, 2001 the Company purchased 3.1 million shares from 5,479 shareowners for a total cost of $52.1 million.

On August 8, 2001, following a further decline in our capital base as result of poor underwriting and investment performance, we announced that it was now necessary to suspend the share repurchase program entirely. Following this action, and recognizing the desire of many of OPL’s shareowners to have greater liquidity for their investment in OPL, the Board of Directors initiated a comprehensive review of strategic alternatives to provide future liquidity, which resulted in our announcement on February 13, 2002 that we would begin an orderly runoff.

The ultimate goal of the runoff is to distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return shareowners’ equity. See Note 13 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for a more detailed discussion of this issue.

We expect that such distributions to shareowners will be in the form of liquidating distributions rather than as share repurchases or dividends. If the distributions are liquidating distributions for U.S. federal income tax purposes, they will be treated as payments in exchange for stock. Accordingly, an OPL shareowner would recognize capital gain or capital loss on the difference between (i) the value of the consideration received in a liquidating distribution for each share of OPL stock and (ii) such shareowner’s adjusted tax basis in each share. Any such capital gain or loss would be long-term capital gain or loss if the shareowner held the shares for more than one year on the date of distribution and short-term capital gain or loss if the shareowner held the shares for less than one year on the date of distribution. If there are a series of liquidating distributions, amounts paid are first applied to basis; distributions are only taxed as capital gain once the aggregate amount of the distributions exceeds such basis. Capital losses on a series of liquidating distributions may be recognized only when a shareowner receives the final liquidating distribution with respect to his shares. Notwithstanding the foregoing, in any OPL shares were determined to be shares of a PFIC, any gain realized by a shareowner with respect to such shares as a result of a liquidating distribution would be treated as ordinary income and would be subject to an interest charge. See “Item 1 – Business – Taxation.”

Determination of Fair Value

We currently value our shares of Common Stock at their fair value as determined by the Board of Directors. The current fair value of $10.16 per share was determined by our Board of Directors at their meeting on February 25, 2003.

In determining the fair value, the Board has considered a variety of factors, including past and current earnings and cash flow, the present value of discounted projected future earnings and cash flow, the stock price, earnings and book value of comparable companies, industry considerations, liquidity, debt-to-equity ratios and industry multiples as well as opinions furnished from time to time by investment counselors acting as independent appraisers. In its determination of the fair value of our stock, the Board has not followed any predetermined formula, although more recently it has placed significant weight on the Company’s current Book Value, recognizing the runoff status of the Company. The Board has considered a number of formulas commonly used in the evaluation of securities of closely held and publicly held companies, but its decisions have been based primarily on the judgment of the Board as to our long-range prospects rather than what the Board considers to be short-range trends relating to our Company or to the values of comparable companies. The Board does consider factors generally affecting the market prices of publicly traded securities within the reinsurance market, and prolonged changes in those prices could have an effect on the prices offered by us. One factor in determining the price at which securities trade in the organized securities markets is that of supply and demand. When demand is high in relation to the shares that investors seek to sell, prices tend to increase, while prices tend to decrease when demand is low in relation to shares being sold. Our Board of Directors does not give significant weight to supply-demand considerations in determining the fair value for our shares.

The Board will evaluate the fair value of our Common Stock on a semi-annual basis, with evaluations occurring in February and August of each year.

The following table reflects the price at which we have purchased shares of Common Stock since August 10, 2000:

Date	Price

August 10, 2000 to August 8, 2001	$17.00

The Company has not repurchased shares of common stock since August 8, 2001. The fair value per share, as determined by our board of directors since that date has been as follows:

August 9, 2001 to February 12, 2002	$14.50
February 13, 2002 to August 6, 2002	$11.07
August 7, 2002 to February 25, 2003	$10.88
February 26, 2003 to present	$10.16

Custody Arrangements for Certificates of OPL Common Stock

Each shareowner may elect to have Wachovia Bank hold his or her certificates as custodian without cost to the shareowner. Wachovia’s Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

Wachovia Bank
Employee Shareholder Services Corporate
Trust Department
P.O. Box 41784
123 South Broad Street
Philadelphia, PA
19101-1784

Phone: (215) 875-1144
Toll Free: (877) 223-6966

If a shareowner elects to have Wachovia hold the shares of Common Stock in custody, Wachovia will have the shares registered in its name, or that of a nominee, and will sell or otherwise dispose of the shares only upon the shareowner’s instruction and in conformity with our Bye-Laws. Distributions on Common Stock held in custody will be promptly remitted by Wachovia to the shareowner. Shareowners will receive periodic statements of the number of shares held by Wachovia for their account and of distributions paid on those shares. Notice of any regular or special meeting of our shareowners will be forwarded to shareowners by Wachovia, which will vote the shares as directed by the shareowner in a letter of instruction if returned to Wachovia in a timely fashion, or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting.

Item 6.             Selected Financial Data

The following selected financial information should be read in conjunction with OPL’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follow this section. Reference is also made to “Item 1–Business–Real Estate and Leasing Segment” for a discussion of the sales and financing of real estate and leasing assets. All currency amounts herein are expressed in U.S. dollars.

Five-Year Selected Financial Data
(In thousands U.S.$, except per share amounts)

Income Statement Data:

Years Ended December 31, (in thousands U.S.$)	2002	2001	2000	1999	1998

Revenue:
Gross reinsurance premiums written	$444,955	$694,412	$563,553	$845,023	$923,623

Reinsurance premiums earned	457,317	609,412	586,016	807,709	746,918
Reinsurance commission income	6,934	12,125	5,621	5,574	6,090
Real estate and leasing	83,837	196,980	273,822	273,136	255,075
Gain on disposal of assets	139,902	41,767	49,496	—	11,795
Investment (loss) income	(95,557)	40,444	(32,473)	314,933	245,211

Total revenue	592,433	900,728	882,482	1,401,352	1,265,089

Net (loss) income	(216,591)	(260,758)	(557,916)	232,795	488,297

Basic and diluted net (loss) income per share	(1.82)	(2.19)	(4.53)	1.85	3.87

Cash dividends per share	—	0.70	1.20	1.20	1.04

Balance Sheet Data:

December 31, (in thousands U.S.$)	2002	2001	2000	1999	1998

Cash and investments	$2,455,966	$2,662,281	$2,866,743	2,942,913	2,609,444

Assets:
Reinsurance	3,152,686	3,378,006	3,278,838	3,389,636	2,860,571
Real estate and leasing	186,680	912,968	1,298,746	1,525,646	1,507,772

Total assets	3,339,366	4,290,974	4,577,584	4,915,282	4,368,343

Short-term debt	—	—	135,000	—	—

Long-term debt	100,322	556,099	761,943	866,144	875,684

Members’ equity	1,208,065	1,318,921	1,778,005	2,547,383	2,524,669

Net book value per share	10.16	11.07	14.70	20.48	19.84

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If actual events or results differ materially from management’s underlying assumptions or estimates, there could be a material effect on our results of operations and financial condition and liquidity.

We believe that the following critical accounting policies affect significant estimates used in the preparation of our consolidated financial statements:

•         reserving for accrued losses and loss expenses,

•         the recognition of premiums written and ceded,

•         the deferral and recognition of acquisition expenses,

•         the recognition of other-than-temporary impairments to our available-for-sale investment portfolio.

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported (“IBNR”). Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The estimate for IBNR reflects management’s best estimates based on the recommendations of an independent actuary using common actuarial techniques that project ultimate losses from the past loss experience of the Company and relevant industry data. The actuaries utilize two common methods of actuarial evaluation used within the insurance industry, the Loss Development Method and the Bornhuetter-Ferguson Method. The Loss Development Method involves projecting current values of paid and reported losses to their ultimate value based on historical paid and reported loss patterns, adjusted to reflect the changing characteristics of the book of business written by the Company. Because actual paid and reported losses fluctuate over time around the expected pattern, the Bornhuetter-Ferguson Method is employed to stabilize projected ultimate losses from the Loss Development Method. The Bornhuetter-Ferguson Method is essentially an averaging of two estimates of ultimate loss - the Loss Development indicated ultimate losses and an expectation of ultimate losses made independent of actual loss experience. At any point in time, the weights assigned to each estimate are judgmentally determined with greater weight initially assigned to the Bornhuetter-Ferguson Method and then to the Loss Development Method once a greater percentage of ultimate losses have been reported.

Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims are settled. During the claim settlement period, which may be many years, additional facts regarding individual claims may become known. For example, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future loss development.

While the reserving process is difficult and subjective for the ceding companies, the inherent uncertainties of estimating such reserves are even greater for reinsurers such as the Company, due primarily to the length of time between the date of an occurrence and the reporting of any attendant claims to the reinsurer, the necessary reliance on the ceding companies for information regarding reported claims, differing reserving practices among ceding companies, and the diversity of loss reporting and payment patterns among different types of reinsurance treaties or facultative contracts. In particular, there are significant uncertainties over the estimates of the ultimate losses on the Company’s satellite reinsurance portfolio. The Company may suffer further losses on various satellites as a result of higher power degradation experienced than was anticipated at the time of underwriting. There are also significant uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred.

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

Premiums written and ceded are recorded based on estimates of ultimate amounts at inception of the contract. Such estimates are based on information received from brokers, ceding companies and insureds, and are regularly reviewed with adjustments, if any, recorded in the period in which they are determined. Adjustments to original premium estimates, without a corresponding adjustment in expenses and incurred claims, could be material. The subjectivity of these estimates is demonstrated by the decrease in premium estimates of approximately $45.3 million for the year ended December 31, 2001. Further adjustments in premium estimates could adversely affect net income in future periods.

Premiums written and ceded are recognized as earned on a pro-rata basis over the period the coverage is provided. Contracts written on a policies attaching basis cover losses which attach to the underlying insurance policies written during the terms of the contracts. Premiums earned on a policies attaching basis usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24 month period rather than the traditional 12 month period. The selection of the expected coverage period is subject to significant management judgment. Unearned premiums and acquisition expenses, primarily commissions and taxes, applicable to the unexpired periods of the policies in force are deferred.

Policy acquisition expenses, which include commissions, taxes and certain other expenses that vary with and are primarily associated with acquiring business, are deferred and amortized over the estimated lives of the reinsurance contracts. The deferred expenses are recorded as an asset commonly referred to as deferred acquisition costs. The deferral of acquisition expenses is limited to their realizable value by giving consideration to losses and expenses expected to be incurred as premiums are earned and to the anticipated future investment income related to such premiums. If, after limiting the deferral of acquisition expenses, the remaining unearned premium and anticipated future investment income is insufficient to cover anticipated future losses and loss expenses then the premium deficiency is recorded as part of incurred losses and loss expenses. The deferral of acquisition expenses is reviewed on a program-by-program basis.

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. The fair value of securities is based on quoted market prices. On a quarterly basis the Company reviews the available-for-sale portfolio for any impairment in value that is considered to be other-than-temporary. Any such impairments are recorded as a write down in the cost basis with a corresponding realized loss recorded in income. The primary factors considered in evaluating whether a decline in value for securities is other than temporary include: (a) the length of time and the extent to which the fair value has been less than cost, (b) the financial condition and near-term prospects of the issuer and (c) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. The identification of potentially impaired investments and the assessment of whether any decline in value is other than temporary involves significant management judgment.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Reinsurance

(In thousands U.S.$)	2002	2001

Gross premiums written	$444,955	$694,412
Premiums ceded	(78,634)	(93,932)

Net premiums written	366,321	600,480
Change in unearned premiums	90,996	8,932

Premiums earned	457,317	609,412
Commission and fee income	6,934	12,125

	464,251	621,537

Losses and loss expenses	(437,988)	(707,792)
Commissions, taxes and underwriting expenses	(141,549)	(211,387)

	(579,537)	(919,179)

Underwriting loss	(115,286)	(297,642)

Investment (loss) income	(148,787)	12,203

Gain on sale of Parcel Insurance Plan (PIP)	—	5,964

Reinsurance loss	$(264,073)	$(279,475)

Underwriting

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. During the second quarter of 2002 we made the decision to place our United States subsidiary, OPUS Re, into runoff and to cease writing any further reinsurance business in that subsidiary. These decisions mean that OPL will not write any new reinsurance business. Premiums will continue to be earned, and losses will be incurred, on business written prior to the runoff decisions. Some of these policies do not expire for several years and include launch and in-orbit satellite exposures through to 2007, financial guaranty programs that expire in 2005 and a residual value reinsurance program where the Company is exposed to losses until 2013.

Prior to the runoff decision the Company focused on a small number of specialized products including finite risk, accident & health and property catastrophe in Bermuda and working layer casualty in the United States through OPUS Re.

Following the decision to place the Company into runoff, we have completed the early commutation (i.e. negotiated settlement and cancellation) or novation (i.e. transfer of our rights and obligations to another reinsurer) of several multi-year reinsurance programs, particularly in our finite risk division, which had significant exposure to future loss and / or cash flow needs. Loss reserve settlements that are structured as commutations are recorded as an increase or decrease in incurred claims whereas the commutation of unexpired risks and novations are recorded as a return of the original premium income and attendant claims and expenses.

Gross premiums written for the year ended December 31, 2002 reflect $0.8 million of new business written in Bermuda (net of the effect of subsequent novations) and $203.7 million of renewals compared with $139.7 million and $427.9 million, respectively, for the year ended December 31, 2001. In addition, OPUS Re wrote $235.9 million of gross premiums in the year ended December 31, 2002 compared to $172.1 million for the year ended December 31, 2001. Gross premiums written for the year ended December 31, 2002 also reflect an increase in premium estimates of approximately $4.5 million compared with a decrease of $45.3 million for the year ended December 31, 2001.

Premiums earned for the year ended December 31, 2002 decreased to $457.3 million compared to $609.4 million for the year ended December 31, 2001. This decrease was primarily due to decreases in premiums earned on our workers’ compensation, property catastrophe, accident & health and finite risk lines of business following the runoff decision. The decreases in these lines were partially offset by an increase in premiums earned by OPUS Re reflecting the fact that OPUS Re continued to increase its book of business from when it first commenced writing business in the first quarter of 2001 until the date it was placed into runoff.

Commission and fee income decreased to $6.9 million for the year ended December 31, 2002 compared with $12.1 million for the corresponding period in 2001. Approximately $3.4 million of the decrease is due to a decrease in the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. This decrease was primarily due to the runoff decision. The remainder of the decrease was due to commission income earned by Parcel Insurance Plan, Inc. (“PIP”), our subsidiary, prior to its sale in May 2001.

For the year ended December 31, 2002 premiums ceded decreased to $78.6 million compared to $93.9 million for the year ended December 31, 2001. Premium ceded for the year ended December 31, 2002 primarily related to:

•         $77.4 million of property catastrophe premiums ceded to Renaissance Reinsurance Ltd., including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002;

•         $3.4 million of premiums ceded relating to our purchase of several layers of excess of loss protection for our aviation book of business. The reinsurance protection provides coverage of $12.0 million in excess of $3.0 million for a single loss event for losses occurring up until August 2003. Each layer of this excess of loss protection can be reinstated a maximum of either one or two times; and

•         A reduction in estimated premiums ceded of $3.0 million relating to our accident & health programs primarily due to the commutation of a contract originally written in 2001 and a significant reduction in premium estimates for another contract.

Commissions, taxes and underwriting expenses for the year ended December 31, 2002 decreased by $69.8 million from $211.4 million for the year ended December 31, 2001. This decrease was related to the decrease in premiums earned and the change in the mix of business.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums, was 126.7% for the year ended December 31, 2002, and we experienced a net underwriting loss of $115.3 million. The underwriting loss was primarily due to:

•         Incurred losses of $46.7 million as a result of credit default events on two multi-year financial lines programs;

•         Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs;

•         Internal underwriting expenses and runoff costs of $28.5 million;

•         Incurred losses of approximately $14.8 million relating to OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income; and

•         Adverse development in the estimate of ultimate losses on a number of programs, primarily a marine contract and two multi-year contracts in our property and accident & health lines of business, respectively.

Our combined ratio was 150.8% for the year ended December 31, 2001, when we experienced an underwriting loss of $297.6 million. The underwriting loss and combined ratio for the year ended December 31, 2001 were affected by the following factors:

•         Estimated losses incurred of $130 million as a result of the terrorist attacks that occurred on September 11, 2001 at the World Trade Center and other locations within the United States. Losses incurred are net of reinsurance recoverables of $176.7 million. The estimated losses consist of the following:

(In thousands U.S.$)

Reinstatement premiums ceded	$(46,394)
Losses and loss expenses incurred	(73,606)
Provision for non-collectible reinsurance	(10,000)

(130,000)

The estimated incurred losses of $130.0 million due to the events of September 11, 2001 emanated from three major sources:

•          $73.5 million relating to aviation business written in 1999, 2000 and 2001,

•          $28.2 million arising from our accident & health, finite risk and property catastrophe business,

•          $28.3 million arising from several contracts in our discontinued property, marine and financial lines that were written on a multi year basis.

•         $27.9 million of losses in respect of reported deterioration on the UPS California workers’ compensation program.

•         Incurred losses of $19.4 million as a result of credit default events during 2001 on a multi-year financial lines program written in 1998.

•         Incurred losses of approximately $14.0 million in relation to the crash of American Airlines flight AA587 in the fourth quarter of 2001.

•         Incurred losses of $10.0 million in respect of two satellites for which constructive total losses have been advised. We also booked a $20.0 million provision for premium deficiency relating to increased loss potential on various satellites covered by our satellite programs, as a result of higher power degradation experienced than was anticipated at the time of underwriting.

•         Underwriting losses of $18.6 million recorded on several long tail workers’ compensation programs and OPUS Re casualty business.

•         An increase in overhead costs following the acquisition of OPUS Re in October 2000 and the hiring of a team of finite risk underwriters in November 2000.

The Company provided retrocessional reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable. Thus, if the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and is not scheduled for completion until December 2004 at the earliest. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer’s favor and therefore benefit OPL as its retrocessionaire. The Company continues to reserve for losses and loss expenses without regard to any possibility that the reinsurer’s contract will be rescinded.

The Company was involved in a complex reinsurance program that covered the worldwide property risks of a large oil company. As part of the program, a portion of the Company’s risks were retroceded to a reinsurer (“our reinsurer”), which in turn ceded all of its risk to a retrocessionaire. This retrocessionaire has commenced litigation against our reinsurer alleging fraud and misrepresentation on the part of one or more of the other program participants. In the event that the retrocessionaire is successful in the litigation it may be relieved of any obligation to pay losses under its reinsurance contract to our reinsurer. In the first quarter of 2003 we have completed the commutation of this contract and assigned our rights to the reinsurance to the cedant company and therefore have no further exposure to losses from this program.

The Company is engaged in several other ongoing disputes, including arbitration and litigation that have arisen in the ordinary course of business. The Company continues to reserve for losses and loss expenses based on the terms of contractual arrangements currently in force.

Reinsurance Investment Loss

(In thousands U.S.$)	Income (Loss) 2002	Other Comprehensive Income 2002	Total Return 2002	Income (Loss) 2001	Other Comprehensive (Loss) Income 2001	Total Return 2001

U.S. equities	$(201,609)	$84,442	$(117,167)	$(38,252)	$(69,731)	$(107,983)
Emerging market equities	(491)	—	(491)	(3,196)	—	(3,196)
Fixed income	36,754	21,108	57,862	37,250	(9,385)	27,865
Multi-manager funds	15,407	—	15,407	13,827	—	13,827
Other	5,605	(39)	5,566	8,686	26	8,712
Expenses	(4,453)	—	(4,453)	(6,112)	—	(6,112)

	$(148,787)	$105,511	$(43,276)	$12,203	$(79,090)	$(66,887)

As discussed below in the Liquidity and Capital Resources section, the asset allocation of our reinsurance investment portfolio changed significantly between December 31, 2001 and December 31, 2002, as a result of the decision to put the reinsurance operations into runoff. The revised asset allocation reflects our lower risk tolerance and provides more short-term liquidity. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide equity and bond markets.

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income.

Our reinsurance portfolio generated a loss of $43.3 million for the year ended December 31, 2002. This consisted of a net loss of $148.8 million recorded in income and a change in net unrealized gains of $105.5 million that were recorded in other comprehensive income compared to a total negative return of $66.9 million consisting of net income of $12.2 million and net unrealized losses of $79.1 million for the year ended December 31, 2001.

For the year ended December 31, 2002 our equity portfolio generated a loss of 31.9%, or $117.2 million, consisting of a loss of $201.6 million that was recorded in income and a change in net unrealized gains of $84.4 million that was recorded in other comprehensive income. These results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and our investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the year ended December 31, 2002 the amount of the write-down was $177.5 million. Our investment in the Bermuda based life reinsurer has generated a total negative return of $41.7 million for the year ended December 31, 2002 compared to a total negative return of $13.0 million for the year ended December 31, 2001. The rest of our equity portfolio closely tracks the S&P 500 index. On January 1, 2002 the S&P 500 index closed at 1,148 and fell to 880 at closing on December 31, 2002. During the year ended December 31, 2001, our equity portfolio generated a negative return of 13.3%, or $108.0 million, consisting of a loss of $38.3 million that was recorded in income and net unrealized losses of $69.7 million that were recorded in other comprehensive income.

For the year ended December 31, 2002 our fixed income portfolios generated a gain of 5.9%, or $57.9 million, consisting of $36.8 million that was recorded in income and net unrealized gains of $21.1 million recorded in other comprehensive income. For the year ended December 31, 2001 our fixed income portfolios generated a gain of 3.6%, or $27.9 million, consisting of $37.3 million that was recorded in income and net unrealized losses of $9.4 million recorded in other comprehensive income.

As a result of our change in asset allocation our emerging markets equity portfolio was less than $3 million at December 31, 2001 and was further reduced during the year ended December 31, 2002. Our multi-manager funds, which utilize primarily a combination of fixed income strategies, gained $15.4 million for the year ended December 31, 2002 compared to $13.8 million for the year ended December 31, 2001. For both our emerging markets equity portfolio and multi-manager funds we record unrealized gains and losses in income. Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 1.9% for the year ended December 31, 2002 compared to 5.0% for the year ended December 31, 2001.

For the year ended December 31, 2002 investment expenses decreased by $1.7 million to $4.5 million from $6.1 million for the year ended December 31, 2001. This decrease was primarily due to the change in the asset allocation of our reinsurance investment portfolio. The Company now has a significant proportion of restricted investments that are used to collateralize obligations to our cedants. The management fees for these collateral accounts are substantially lower than the fees for our equity and global bond portfolios that were sold in 2002.

Real Estate and Leasing

(In thousands U.S.$)	2002	2001

REVENUE:
Office buildings	$39,605	$83,831
Hotel	37,222	91,024
Leasing	7,010	22,125
Gain on sale of real estate assets	139,902	35,803

	223,739	232,783
EXPENSES:
Operating expenses	(51,522)	(118,742)
Interest expense	(28,615)	(53,166)
Premium on debt repurchase	(78,001)	—
Depreciation expense	(9,038)	(21,272)
Minority interest in earnings	(2,025)	(4,071)

	(169,201)	(197,251)

Operating income	54,538	35,532

Investment income:
Real estate investment trust certificates	—	3,767
Amortization of zero-coupon notes	11,824	14,874
Gain on sale of zero-coupon notes	34,803	—
Other	2,150	3,488

Investment income	48,777	22,129

Real estate and leasing income	$103,315	$57,661

For the year ended December 31, 2002 office building revenue decreased by $44.2 million to $39.6 million from $83.8 million for the year ended December 31, 2001. This decrease was mainly attributable to property sales. Following the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001 we had only one remaining office building, a two-thirds partnership interest in the Copley Place retail center and office complex. Copley Place was sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of $35.0 million. The purchaser of the property assumed the associated existing debt of $184.6 million.

For the year ended December 31, 2002 hotel revenue, which relates to the Marriott Copley Hotel located in Boston, decreased by $53.8 million to $37.2 million from $91.0 million for the year ended December 31, 2001. The decrease was primarily due to the sale of the property on June 13, 2002, although revenue was also adversely affected by a rooms renovation which resulted in fewer rooms being available from April 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.8 million. The purchaser of the property assumed the associated existing debt of $96.7 million.

Leasing revenue for the year ended December 31, 2002 decreased by $15.1 million to $7.0 million when compared to the year ended December 31, 2001. The decrease was mainly attributable to the sale of the data processing facility to UPS and the termination of the lease by UPS in January 2002. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of its election to terminate the data processing facility lease and its election to exercise its option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million.

Of the $7.0 million leasing revenue for the year ended December 31, 2002, $3.4 million relates to a finance lease with the Kmart Corporation. On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. Kmart Corporation has not to date filed a request to reject our unexpired lease. However, there can be no assurance that it will not file this request or default on its future payments. We believe that any rejection of the unexpired lease by Kmart would not have a material effect on the consolidated financial position or future results of operations of OPL as we believe that the facility would be available for other uses. To date Kmart Corporation has not defaulted on any of its lease payments.

The gain on sale of assets for the year ended December 31, 2001 related to the sales of Madison Plaza in February 2001 and the Atlanta Financial Center in April 2001. Madison Plaza was sold for net cash proceeds of $30.5 million. The purchaser of the property assumed the associated existing debt of $122.2 million and the pre-tax gain on sale was $4.7 million. However, this gain was after recording a $37.3 million impairment expense in the year ended December 31, 2000. The Atlanta Financial Center was sold for net cash proceeds of $72.8 million, the purchaser of the property assumed the associated existing debt of $76.2 million and the pre-tax gain on sale was $30.6 million.

For the year ended December 31, 2002 operating expenses, interest expense and depreciation decreased to $51.6 million, $28.6 million and $9.0 million, respectively, compared to $118.7 million, $53.2 million and $21.3 million, respectively, for the year ended December 31, 2001. These decreases were primarily due to the timing of our property sales. The minority interest in earnings relates to the one-third partnership interest in Copley Place.

In 1989 a subsidiary of OPCC acquired a data processing facility, which was sold in January 2002, as described above, and five 757 aircraft. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), a special purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million, is due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a special purpose subsidiary of OPL, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. Such securities were classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

When the aircraft were sold in July 1998, OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft in United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the data processing facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds and were also classified as held-to-maturity, consistent with our stated intent and ability and also the non-callable status of the bond obligations.

Following our February 2002 decision to put our operations into runoff we have sought to accelerate the settlement of reinsurance and real estate liabilities. During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds and subsequently reclassified the collateral securities relating to these outstanding bonds from the held-to-maturity category to the available-for-sale category. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

There remain $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL. As at December 31, 2002 the remaining collateral securities relating to these outstanding bonds had an amortized cost of $90.7 million and a fair value of $114.2 million. An amount corresponding to the unrealized gains of $23.5 million is recorded in Accounts Payable and Other Liabilities to reflect the bondholder’s interest in the underlying collateral securities.

Net Income

(In thousands U.S.$)	2002	2001

NET (LOSS) INCOME BEFORE TAXES
Reinsurance	$(264,073)	$(279,475)
Real estate and leasing	103,315	57,661
Other operating expenses	(27,610)	(16,667)

Consolidated net loss before taxes	(188,368)	(238,481)
Income taxes	(28,223)	(22,277)

Net loss	$(216,591)	$(260,758)

For the year ended December 31, 2002, we experienced a net loss $216.6 million compared to a net loss of $260.8 million for the year ended December 31, 2001. This decrease in loss was due primarily to the higher underwriting losses in the year ended December 31, 2001 incurred as a result of the terrorist attacks on September 11, 2001, which was offset in part by the other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio during the year ended December 31, 2002. There were also larger net gains made on the sale of real estate assets in 2002 than on the real estate assets sold in 2001, offset by the premium paid on debt repurchase. Other operating expenses increased in 2002 primarily due to severance payments and a goodwill write-off of $2.5 million following the runoff decision. The tax charge for the year ended December 31, 2002 was $28.2 million compared to $22.3 million for the year ended December 31, 2001. This increase of $5.9 million was due to the gains on sales of real estate assets in the year ended December 31, 2002 although this was partially offset by the tax credits pertaining to the premium paid on the debt repurchase. Basic and diluted net loss per share was $1.82 for the year ended December 31, 2002 compared to a loss per share of $2.19 for the year ended December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Reinsurance

(In thousands U.S.$)	2001	2000

Gross premiums written	$694,412	$563,553
Premiums ceded	(93,932)	(62,868)

Net premiums written	600,480	500,685
Change in unearned premiums	8,932	85,331

Premiums earned	609,412	586,016
Commission and fee income	12,125	5,621

	621,537	591,637

Losses and loss expenses	(707,792)	(955,286)
Commissions, taxes and underwriting expenses	(211,387)	(145,341)

	(919,179)	(1,100,627)

Underwriting loss	(297,642)	(508,990)

Investment income (loss)	12,203	(76,019)

Gain on sale of Parcel Insurance Plan (PIP)	5,964	—

Reinsurance loss	$(279,475)	$(585,009)

Underwriting

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

For the year ended December 31, 2001 premiums ceded increased by $31.1 million to $93.9 million from $62.9 million for the year ended December 31, 2001. This increase was primarily due to $43.4 million for the cost of reinstatement premiums in respect of the utilization of our per occurrence aviation excess of loss covers following the events of September 11, 2001, offset by the lower cost of aviation coverage for the 2001 underwriting year. A further $3.0 million of the increase relates to expected reinstatement premiums on the accident & health and property programs that we also expect to be impacted by the losses of September 11, 2001. Of the reinsurance premiums ceded by the Company in 2001, $31.8 million was for the quota share retrocession of our property catastrophe business, $44.1 million was for excess of loss protection and $18.0 million was for common account protection.

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

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums, was 150.8% for the year ended December 31, 2001, and we experienced an underwriting loss of $297.6 million.

The combined ratio for the year ended December 31, 2000 was 187.8% when we experienced a net underwriting loss of $509.0 million. The significant contributor to the loss in the year ended December 31, 2000 was a charge to earnings totaling $460 million, representing reserve strengthening and the write-off of irrecoverable deferred acquisition costs, relating primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999.

Reinsurance Investment Loss

(In thousands U.S.$)	Income (Loss) 2001	Other Comprehensive (Loss) Income 2001	Total Return 2001	Income (Loss) 2000	Other Comprehensive (Loss) Income 2000	Total Return 2000

U.S. equities	$(38,252)	$(69,731)	$(107,983)	$(69,731)	$—	$(69,731)
Emerging market equities	(3,196)	—	(3,196)	(71,535)	—	(71,535)
Fixed income	37,250	(9,385)	27,865	29,048	77	29,125
Multi-manager funds	13,827	—	13,827	22,492	—	22,492
Other	8,686	26	8,712	18,645	(11)	18,634
Expenses	(6,112)	—	(6,112)	(4,938)	—	(4,938)

	$12,203	$(79,090)	$(66,887)	$(76,019)	$66	$(75,953)

Our reinsurance portfolio generated a loss of $66.9 million for the year ended December 31, 2001. This consisted of income of $12.2 million and net unrealized losses of $79.1 million that were recorded in other comprehensive income compared to a loss of $76.0 million that was recorded in income and net unrealized gains of $0.1 million for the year ended December 31, 2000.

For the year ended December 31, 2001 our U.S. equity portfolios generated a loss of 13.3%, or $108.0 million, consisting of $38.3 million that was recorded in income and net unrealized losses of $69.7 million that were recorded in other comprehensive income. Our U.S. equity portfolios closely track the S&P 500 index. During 2000, our U.S. equity portfolio lost 9.2% or $69.7 million that was all recorded in income.

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

Real Estate and Leasing

(In thousands U.S.$)	2001	2000

REVENUE:
Office buildings	$83,831	$144,615
Hotel	91,024	107,055
Leasing	22,125	22,152
Gain on sale of real estate assets	35,803	49,496

	232,783	323,318

EXPENSES:
Operating expenses	(118,742)	(150,680)
Interest expense	(53,166)	(69,563)
Depreciation and impairment expense	(21,272)	(72,931)
Minority interest in earnings	(4,071)	(3,867)

	(197,251)	(297,041)

Operating income	35,532	26,277

Investment income:
Real estate investment trust certificates	3,767	17,598
Zero coupon notes	14,874	14,755
Other	3,488	6,255

Investment income	22,129	38,608

Real estate and leasing income	$57,661	$64,885

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

Net Income

(In thousands U.S.$)	2001	2000

NET (LOSS) INCOME BEFORE TAXES
Reinsurance	$(279,475)	$(585,009)
Real estate and leasing	57,661	64,885
Other operating expenses	(16,667)	(17,695)

Consolidated net loss before taxes	(238,481)	(537,819)
Income taxes	(22,277)	(20,097)

Net loss	$(260,758)	$(557,916)

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

LIQUIDITY AND CAPITAL RESOURCES

(In thousands US$)	2002	2001

CASH FLOWS
Operating activities	$(247,058)	$1,531,949
Investing activities	510,624	(1,289,510)
Financing activities	(257,310)	(271,696)

Net increase (decrease) in cash and cash equivalents	$6,256	(29,257)

Cash and cash equivalents increased due to the following:

Operating activities

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its reinsurance operations to begin an orderly runoff. This means that no new reinsurance contracts will be written and there will therefore be a significant reduction in the cash generated from reinsurance operations. Claim payments are likely to exceed premium receipts in future periods.

Reinsurance operations used $242.6 million of cash for the year ended December 31, 2002 compared to using $9.8 million of cash for the year ended December 31, 2001. This significant increase is due to the effect of commutations and novations of reinsurance contracts, the timing of premium receipts and the payment of claims.

Real estate operations used $45.3 million of cash for the year ended December 31, 2002 compared to generating $11.1 million of cash for the year ended December 31, 2001. The net cash outflow was due to increased payments of tax following the sales of the Ramapo Ridge data processing facility, Copley Marriott Hotel and the Copley Place office building, reduced cash flows following the sales of two office buildings in 2001, and reduced cashflows due to the rooms renovation and sale of the Copley Marriott Hotel and the sale of Copley Place.

We received $63.2 million of interest and dividends during the year ended December 31, 2002 compared to $74.3 million for the year ended December 31, 2001. During the year ended December 31, 2002 we purchased $1.3 million of investments and sold $4.1 million of investments in our trading portfolio compared to $1,428.7 million and $2,901.9 million, respectively, for the year ended December 31, 2001. The magnitude of the cash flows for the year ended December 31, 2001 was primarily as a result of selling our U.S. S&P 500 equity and our global bond trading portfolios during March 2001 to reduce our income statement volatility.

During the year ended December 31, 2002 we used $25.1 million for the payment of other operating expenses compared to using $15.3 million for the year ended December 31, 2001. The increased outflow was primarily as a result of severance payments following the runoff decision.

Investing activities

Our risk tolerance has decreased over recent years as a result of the cancellation of the profitable shipper’s risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the reduction in our capital base. Following our February 13, 2002 announcement to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, we have been reducing the duration of our investment portfolio and increasing our cash and short-term investment positions to ensure that we will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

Throughout both 2002 and 2001 we continued to realign our investment portfolios to reflect our lower risk tolerances and increased liquidity needs. During the year ended December 31, 2002 we purchased $1,357.4 million and sold $1,971.9 million of available-for-sale investments compared to $3,038.0 million and $1,605.6 million, respectively for the year ended December 31, 2001.

During the year ended December 31, 2002 sales from our available-for-sale investment portfolios exceeded purchases by $614.5 million. This was primarily due to the sale of our global bond portfolios (to eliminate foreign currency exposure) and the sale of one of our S&P 500 portfolios (to reduce equity price risk), with the proceeds being held in cash and cash equivalents. Following our decision to runoff our reinsurance operations, our banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. At December 31, 2002 the Company had $875.5 million of assets collateralizing obligations to our cedants, of which $355.4 million was restricted cash and cash equivalents. The collateral includes $197.4 million held in trust accounts.

In the year ended December 31, 2001 we acquired new portfolios of equity and fixed income securities, which were classified as available-for-sale.

During the year ended December 31, 2002 our real estate investing activities generated net cash flow of $361.1 million which primarily related to the sales of the data processing facility, the land on which it is located, the Marriott Copley Hotel and Copley Place. From the sale proceeds of the data processing facility and the land on which it is located we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds. During the year ended December 31, 2001 our real estate investing activities generated net cash flow of $104.6 million. This primarily consisted of $30.5 million from the sale of Madison Plaza and $72.8 million from the sale of the Atlanta Financial Center. The purchasers of both properties assumed the associated existing debt of $122.2 million and $76.2 million, respectively.

Financing activities

During the year ended December 31, 2002 the Company paid $252.5 million to repay and repurchase debt, primarily due to the repurchase and cancellation of Series A and B bonds. During the same period in 2001 there was a repayment of debt of $142.5 million of which $135.0 million was unsecured short-term debt that was repaid with net proceeds from the sale of Madison Plaza and the Atlanta Financial Center.

During the year ended December 31, 2001 we paid total dividends of $0.70 per share, which resulted in a cash outflow of $83.8 million. We did not pay a dividend during the year ended December 31, 2002. As a result of the decision to restructure OPL and cause most of its operations to begin an orderly runoff, we amended our dividend policy. Our historical dividend policy relied on the highly profitable and predictable cash flow characteristics of the shipper’s risk program. It is unlikely that the Company will pay ordinary dividends in the future.

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company’s Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company’s customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. During the year ended December 31, 2001 we purchased $38.7 million of shares from our shareowners. During this period we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. During the year ended December 31, 2002 the Company repurchased $2.6 million of shares. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our February 13, 2002 announcement to go into runoff.

We expect that all future returns of capital to our shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support the runoff of our accrued loss and loss expense liabilities, our contingent liabilities, regulatory requirements and availability of unrestricted liquid assets.

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Our reinsurance operations have historically provided significant liquidity in that premiums are received in advance, generally substantially in advance, of the time claims are paid. However, more recently, our current premium receipts have been less than our loss and loss expense payments as claims on business written in prior years have accelerated faster than premiums due on current business. We expect this trend to continue as a result of our decision to stop writing new business.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business and to runoff our reinsurance operations, the banks required that these facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At December 31, 2002 the Company had $875.5 million of cash and investments collateralizing obligations to our cedants, including $197.4 million held in trust accounts.

At December 31, 2002 the reinsurance segment had $2.3 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims, including those related to the events of September 11, 2001, and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities. See Note 6 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the composition, value and scheduled maturities of our investment portfolio.

As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its liquid assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has since been in compliance with the minimum liquidity ratio requirement. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by applicable law and OPUS Re requires regulatory approval to pay a dividend. See Note 13 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the restrictions on distributions and Item 1 for a further discussion of regulations impacting our reinsurance segment.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause most of its operations to begin an orderly runoff, the Company will seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital. At their meeting on February 26, 2003 the Board of Directors resolved to seek approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners during 2003.

Credit Risk Disclosures

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

In addition, the Company’s finite reinsurance business includes two financial guarantee contracts that expose the Company to underwriting loss in the event of credit defaults. These policies are due to expire by the end of 2005. The Company controls this exposure to credit risk by establishing limits on the amount of risk to any one underlying credit and through aggregate limits in each reinsurance contract.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risk arising from the potential change in the value of its various financial instruments. These changes may be due to fluctuations in interest rates, equity prices and foreign currency rates. The Company does not use derivatives to hedge market risk. Equity price fluctuations represent the largest market risk factor affecting the Company’s financial position due to the significant level of investment in equity securities and, compared to other asset classes, the relatively higher level of volatility of equity securities.

The Company’s financial instruments that are exposed to market risks as of December 31, 2002 and December 31, 2001 are:

	FAIR VALUE

(In thousands U.S.$)	2002	2001

Trading portfolio:
Investment in equity securities:
Emerging markets	$169	$2,515
Multi-manager funds	524,583	513,559

	524,752	516,074
Available-for-sale portfolio:
Investment in equity securities	294,901	596,167
Investment in fixed income securities	673,938	826,221

	968,839	1,422,388

Cash and cash equivalents	463,842	427,292
Restricted cash and cash equivalents	355,388	—

	819,230	427,292

Total reinsurance cash and investments	2,312,821	2,365,754

Total real estate cash and investments	143,145	296,527

Total cash and investments	2,455,966	2,662,281

These invested assets pertain primarily to the Company’s reinsurance segment, and are classified in trading and available-for-sale portfolios, comprising both fixed income and equity securities. The Company’s real estate invested assets comprise restricted US zero-coupon treasury notes that collateralize the Series A Bonds and the Series B Bonds, as described above. The real estate portfolio does not expose the Company to material market risk. Although the zero-coupon securities’ market values are exposed to adverse long-term interest rate fluctuations, the Company cannot sell the securities as they collateralize the related debt. Therefore, although the Company may experience temporary declines in the fair value of such instruments, there would be no detrimental impact on the Company’s earnings as a result of such fluctuations. The Company’s debt is issued at fixed rates. As such, interest rate movements would not impact interest expense. The remaining discussion about Market Risk therefore pertains only to the reinsurance segment of our operations.

The Company records its trading securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Income. The Company records its available-for-sale securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Comprehensive Income.

Despite the different accounting treatment of the trading and available-for-sale portfolios, we manage the Company’s cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

The trading portfolio and available-for-sale portfolio comprise both equity and fixed income securities as follows:

•         The trading equity securities portfolio includes an investment in a strategic income multi-manager fund. The fund is benchmarked to a weighted average of the Lehman Intermediate Government/Corporate, Credit Suisse First Boston Leveraged Loan, Merrill Lynch All Convertible and Merrill Lynch High Yield Master II Indices.

•         The Company’s trading equity securities portfolio also includes an investment in a market-neutral multi-manager fund. The fund combines different investment styles and techniques whereby long, or bought, positions are matched with short, or sold, positions in an attempt to neutralize the effect of the broader market’s overall direction, thereby offering investors an increased likelihood of realizing a return in all types of market conditions.

•         The available for sale equity portfolio is highly correlated with the S&P 500 Index.

•         The fixed income investments include securities issued by the U.S. governments and government agencies. The Company’s fixed income portfolio correlates closely with the Merrill Lynch U.S. Corporate and Government Bond Index (1-3 years, A rated and above).

The Company has historically used financial modeling and asset allocation techniques to optimize risk and return over the long term (typically up to 10 years). Individual asset classes are selected based on characteristics such as yield, credit quality, currency, liquidity, duration, historical volatility and correlation with other asset classes. Independent investment managers are appointed to execute management-approved investment guidelines. The performance of the investment managers is evaluated at least monthly, including the appropriateness of investments and the acceptability of risk and returns relative to the Company’s investment objective.

Our risk tolerance has decreased over the last several years as a result of the cancellation of the profitable shipper’s risk reinsurance program in October 1999, the increase in accrued losses and loss expenses due to be paid in the next five years and the decision to put the Company’s reinsurance operations into runoff. Further, following our February 13, 2002 announcement to go into runoff, our investment objective has been more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As a result, our allocation to equity securities has decreased from 60% as of December 31, 2000 to 36% at December 31, 2002. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

The asset allocation for the combined reinsurance trading and available-for-sale portfolios as of December 31, 2002, 2001 and 2000 was as follows:

Asset Class	2002	2001	2000

U.S. Equities	13%	25%	33%
Emerging market equities	0%	0%	7%
Multi-manager funds	23%	22%	20%
Total equities	36%	47%	60%
Cash	35%	19%	17%
Fixed income securities	29%	34%	23%
	100%	100%	100%

The following paragraphs address the significant market risks associated with the Company’s trading and available-for-sale portfolios as of December 31, 2002 and 2001.

Interest Rate Risk

The primary exposure to interest rate risk in the available-for-sale portfolio relates to fixed income investments. In the trading portfolio, multi-manager funds include a $469 million investment in a strategic income mutual fund that is also exposed to interest rate risk. Changes in market interest rates directly impact the market value of such securities. The Company’s primary risk exposures are interest rates on fixed rate intermediate-term instruments in the United States. Additionally, the creditworthiness of the issuer, relative values of alternative investments, liquidity and general market and economic conditions may affect fair values of interest rate sensitive instruments.

The Company’s general strategy with respect to fixed income securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations to individual issuers and industry segments. Interest rate risk is managed by maintaining an intermediate duration band. The Company’s fixed income securities have an average duration of approximately two years. This duration reflects the Company’s need to fund loss payments, including commutations.

In past years, the Company has not matched the duration of assets to meet maturing reinsurance liabilities. However, more recently, the Company has considered the increased accrued loss and loss expense obligations in the updated asset allocation models.

Equity Price Risk

OPL invests in equity securities to diversify its exposure to interest rate risk and to enhance total return. The Company’s S&P 500 portfolio is subject to changes in value due to movements in equity prices. In addition, a portion of the strategic income multi-manager fund is invested in convertible debt securities, whose values are exposed to equity price risk. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee or its country of operation, liquidity, the relative price of alternative investments or general market conditions.

OPL attempts to manage this exposure by avoiding concentrations of exposure to individual issuers and industry segments. However, dramatic downturns in one sector or market can have a knock-on effect on another, resulting in higher positive correlations and an accumulation of significant losses.

In general, equity securities have more year-to-year price volatility than intermediate high-grade fixed income securities. However, equity returns over longer time frames have been consistently higher than fixed income returns. As an ongoing entity OPL was not necessarily concerned with short-term price volatility, so long as the portfolio remained well-diversified and overall risk remained within our tolerance, as the Company had adequate capital to absorb short-term equity price volatility. However, following the decision to put OPL’s operations into runoff, we realigned our portfolio to reflect the shorter-term objectives of the Company and consequently reduced our S&P portfolios by $180 million in the first quarter of 2002. Further reductions in equity price risk are expected in 2003 as we realign our portfolio further. Nevertheless, there may still be periods in which the Company records an investment loss as a result of equity price movements.

Foreign Currency Risk

Following the decision to put OPL’s operations into runoff, we eliminated the Company’s investment portfolio exposure to foreign currency investment risk through the sale of the foreign currency denominated element of our bond portfolio in the second quarter of 2002. Prior to the sale, OPL’s global fixed income portfolio was exposed to foreign currency risk arising from foreign exchange rate fluctuations against the United States dollar.

OPL’s reinsurance operations have exposure to foreign currency rates, particularly the United Kingdom pound sterling and the euro. This exposure is mitigated by the fact that the Company’s reinsurance premiums and related receivables are partially offset by claims incurred and claims liabilities, respectively, denominated in the same currency.

OPL and its reinsurance subsidiaries are exempt from Bermuda’s currency exchange controls. Our assets are located and our operations are conducted in countries in which, in management’s opinion, the risks of expropriation are not substantial.

Value-at-Risk

Potential gains or losses from changes in market conditions can be estimated through statistical models that attempt to predict, within a specified confidence level, the maximum loss that could occur over a defined period of time. For example: for an investment portfolio with a Value-at-Risk (“VaR”) of $10 million for a one-year time horizon and a 95% probability, there is a 5% chance that the portfolio will lose more than $10 million over a one year period.

The Company has performed a VaR analysis to estimate the maximum amount of potential loss in fair value of the Company’s cash and investments over a one-year time horizon and at a 95% confidence level. The estimate has been prepared separately for each of the Company’s market risk exposures in the trading and available-for-sale portfolios. VaR related to the real estate portfolio has been excluded from this analysis and not reported separately because the amounts were not material.

The estimates of VaR were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and foreign currency exchange rates and equity prices for the 60 months ended December 31, 2002 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a proxy for risk measurement. Mean assumptions include no change in annual interest and foreign currency rates. The VaR at December 31, 2001 was calculated assuming a 6.0% return on equity securities and a 4.0% return on fixed income securities. Due to the current volatility in the markets the VaR at December 31, 2002 has been calculated excluding any return assumptions. Comparatives for December 31, 2001 have been recalculated excluding any return assumptions. VaR is a statistical estimate and should not be viewed as predictive of the Company’s future financial performance. There can be no assurance that the Company’s actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years. Indeed, the negative investment returns and volatility experienced in 2002, 2001 and 2000 demonstrate that we may exceed the VaR amounts more frequently than the analysis would suggest.

Limitations in the analysis include:

•         the market risk information is limited by the assumptions and parameters established in creating the related models;

•         the analysis is based on historical data;

•         the analysis excludes other significant real estate and reinsurance assets and liabilities; and

•         the model assumes that the composition of the Company’s assets and liabilities remains unchanged throughout the year.

Therefore such models are tools and do not substitute for the experience and judgment of management.

The VaR for each component of the Company’s market risk in the trading portfolio as of December 31, 2002 and December 31, 2001 was:

Trading portfolio (in millions U.S.$) :	2002	2001

Interest rate risk	$31.8	$31.7
Equity price risk	23.9	23.9
Foreign exchange rate risk	0.0	0.1
Diversification benefit	(20.1)	(17.1)

	$35.6	$38.6

Estimated changes in fair value associated with the trading portfolio would have a direct effect on net income. The portfolio’s total VaR includes a diversification benefit since interest rate, equity and currency risks are only partially correlated.

The VaR for each component of the Company’s market risk in the available-for-sale portfolio as of December 31, 2002 and December 31, 2001 was:

Available-for-sale portfolio (in millions U.S.$) :	2002	2001

Interest rate risk	$22.6	$44.8
Equity price risk	92.0	190.1
Foreign exchange rate risk	0.0	46.7
Diversification benefit	(26.6)	(87.3)

	$88.0	$194.3

Estimated changes in fair value associated with the available-for-sale portfolio would have a direct effect on other comprehensive income. The significant decrease in VaR of the available-for-sale portfolio at December 31, 2002 compared to December 31, 2001 reflects the reduction in the size of the equity portfolio and the sale of the global fixed income portfolio, which has eliminated the foreign exchange rate risk.

The VaR for each component of the Company’s market risk in the combined trading and available-for-sale portfolios as of December 31, 2002 and December 31, 2001 was:

Total portfolio (in millions U.S.$) :	2002	2001

Interest rate risk	$52.9	$75.3
Equity price risk	111.5	209.9
Foreign exchange rate risk	0.0	46.7
Diversification benefit	(56.7)	(112.5)

	$107.7	$219.4

The Company has taken actions during 2002 to reduce the overall risk of the total portfolio by reducing the exposure to global equity securities and eliminating the exposure to foreign currency risk, through the sale of the global fixed income portfolio.

The distribution of VaR for each component of the Company’s market risk in the combined trading and available-for-sale portfolio for the year ended December 31, 2002 was:

Total portfolio (in millions U.S.$) :	March 31	June 30	September 30	December 31

Interest rate risk	$76.0	$47.1	$59.1	$52.9
Equity price risk	147.3	127.0	104.1	111.5
Foreign exchange rate risk	44.3	0.0	0.0	0.0
Diversification benefit	(107.6)	(40.5)	(57.8)	(56.7)

	$160.0	$133.6	$105.4	$107.7

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•          the uncertainties of the reserving process

•          the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•          future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2007, financial guaranty programs that expire in 2005 and a residual value reinsurance program where the Company is exposed to losses until 2013

•          our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•          the occurrence of catastrophic events with a frequency or severity exceeding our estimates

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

Item 8.             Financial Statements and Supplementary Data

The Consolidated Financial Statements of OPL are filed together with this Report: see pages [F-1 to F-23], which are incorporated herein by reference.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.           Directors and Executive Officers of the Registrant

Directors

Set forth below is certain biographical information concerning each of the directors.

Mark R. Bridges	Age 43	Director since 2002

Mr. Bridges was appointed President and Chief Executive Officer of OPL effective April 15, 2002. He has also served as Chief Financial Officer and Treasurer of OPL since May 1998. He also serves as a Director of all OPL subsidiaries. He joined OPL from KPMG Peat Marwick in Bermuda, where he had been a partner since 1988. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Robert J. Clanin	Age 59	Director since 1994

Prior to becoming a director, Mr. Clanin served as Vice President of OPL from June 1990 to August 1994. He served as Senior Vice President, Treasurer and Chief Financial Officer of UPS from 1994 until his retirement on January 8, 2001. Mr. Clanin also served on the UPS Management Committee until retiring on January 8, 2001. He served on the UPS Board of Directors from 1996 until his retirement on January 8, 2001. He also serves as a director of Caraustar Industries Inc, which produces recycled packaging, CP Ships Limited, which is one of the world’s largest container shipping companies, and John H. Harland Co., a financial services company.

Mark B. Cloutier	Age 47	Director since 2002

Mr. Cloutier was appointed President and Chief Executive Officer of OPRe during May 2002. Mr. Cloutier has also served as Executive Vice President and Chief Claims Officer since November 20, 2000. Prior to joining OPL, Mr. Cloutier held senior management positions at E.W. Blanch Holdings, Inc. from 1999 until 2000 and TIG Holdings from 1995 until 1999. Prior to these positions he was at Brouwer and Company from 1986 until 1995 and Lindsey Morden Claim Services from 1978 until 1986. Additionally, Mr. Cloutier was founder and president of an independent claim service company in British Columbia.

D. Scott Davis	Age 51	Director since 1999

Mr. Davis served as President and as Chief Executive Officer of OPL from January 7, 1999 until his resignations on January 4, 2000 and March 30, 2000, respectively. After his resignation as Chief Executive Officer, Mr. Davis accepted the position of Vice President of Finance for UPS and on January 8, 2001 was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Davis also serves as a member of the UPS Management Committee, which oversees the day-to-day management of UPS. From May 1985 until January 1999, he served as Vice President - Finance and Accounting for UPS, where his responsibilities for several years included banking, investments, financial reporting and shareowner relations. Mr. Davis serves on the Finance Committee of the Georgia Council on Economic Education.

Joseph M. Pyne	Age 55	Director since 1995

Mr. Pyne has served as Senior Vice President of Corporate Development for UPS since 1996. In this capacity, he directs UPS’s worldwide marketing, electronic commerce, advertising, public relations, the UPS Logistics Group, UPS Capital Corporation and other subsidiaries that enable global commerce. From 1995 to 1996, he was the Vice President of Marketing at UPS and served as UPS National Marketing Planning Manager from 1989 to 1995. Mr. Pyne is a member of the Conference Board and the Council of Logistics Management. He is also a member of the Board of Trustees for the UPS Foundation.

Cyril E. Rance	Age 68	Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He is a director of XL Capital Ltd., and of several other international companies registered in Bermuda.

Executive Officers

Listed below is certain information relating to the executive officers of OPL.

Name	Age	Officers

Mark R. Bridges	43	President, Chief Executive Officer and Chief Financial Officer

Michael J. Cascio	47	President and Chief Executive Officer of OPUS Re

Mark B. Cloutier	47	Chief Claims Officer, President and Chief Executive Officer of OPRe

Lynda A. Davidson Leader	44	Senior Vice President, Director of Operations and Shareowner Relations

Campbell McBeath	47	Senior Vice President, Treasury and Investments

Executive Officer Biographical Information

For biographical information on Mr. Bridges and Mr. Cloutier, see above section on “Directors”.

Prior to his appointment on February 1, 2001 as President and Chief Executive Officer of OPUS Re Mr. Cascio served as Chief Underwriting Officer of OPL from January 1, 2000 until January 31, 2001. Mr. Cascio is also a member of the Board of Directors of OPUS Re. Prior to his appointment at OPL in January 2000, Mr. Cascio was one of the co-founders of Stockton Re, a Bermuda based finite risk reinsurer, and from 1994 until 1997, he served as one of the Managing Directors. Mr. Cascio has also held senior underwriting and management positions with Centre Re, Pinnacle Reinsurance, KPMG and Travelers Insurance Company. Mr. Cascio is a Fellow of the Casualty Actuarial Society (FCAS), a member of the American Academy of Actuaries and Founder and first President of CABER (Casualty Actuaries of Bermuda).

Ms. Davidson Leader joined OPL as Finance Manager in February 2000. In March 2002 she was promoted to Senior Vice President, Director of Operations and Shareowner Relations. Prior to joining OPL Ms. Davidson Leader spent fourteen years working in the Bermuda captive insurance industry. She is a member of the Institute of Chartered Accountants in England and Wales.

Mr. McBeath joined OPL as Treasury Manager in December 1997. In March 2001 he was promoted to Senior Vice President, Treasury and Investments. Prior to joining OPL Mr. McBeath was Managing Director of a Bermuda deposit company and has 22 years experience in the financial services industries in Bermuda and the United Kingdom.

The officers of OPL serve at the pleasure of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the review of the forms required by Section 16(a) of the Securities Exchange Act of 1934 that have been filed, and written representation that no other forms are required, OPL believes that all filing requirements applicable to its officers and directors have been complied with. There are no beneficial owners known to the Company that own more than 10% percent of the outstanding shares of the Company’s Common Stock.

Item 11.           Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by OPL and its subsidiaries, to or on behalf of the following executive officers (collectively the “Named Executive Officers”) in all capacities in which they served for the years ended December 31, 2002, 2001 and 2000:

		Annual Compensation			Long-term Compensation

Name and Principal Position	Year	Salary	Bonus (8)	Other Annual Compensation (9)	Restricted Stock Awards (10)	Shares Underlying Options / SARs	All Other Compensation (11)

Mary R. Hennessy (1)	2002	$163,333	$700,000	$45,500	$—	—	$1,388,167
President and Chief	2001	$560,000	$550,000	$189,333	$1,664,441	262,646	$6,800
Executive Officer	2000	$400,000	$—	$156,000	$—	84,311	$—

Mark R. Bridges (2)	2002	$341,667	$375,000	$150,000	$—	—	$35,833
President, Chief	2001	$300,000	$329,300	$96,000	$1,235,052	70,352	$30,965
Executive Officer and Chief Financial Officer	2000	$240,000	$—	$96,000	$—	36,414	$12,000

Michael J. Cascio (3)	2002	$434,000	$693,000	$—	$—	—	$44,808
President and Chief	2001	$420,000	$315,000	$10,000	$1,171,890	82,077	$6,800
Executive Officer, OPUS Re	2000	$280,000	$—	$120,000	$—	49,181	$14,000

Mark B. Cloutier (4)	2002	$291,665	$237,500	$126,000	$—	—	$258,000
President and Chief	2001	$250,000	$27,000	$84,000	$65,627	48,855	$6,800
Executive Officer, OPRe	2000	$24,615	$—	$29,567	$—	—	$100,000

Lynda A. Davidson Leader (5)	2002	$119,166	$48,000	$64,000	$—	—	$8,358
SVP Director of Operations

D. Campbell McBeath (6)	2002	$122,833	$62,900	$70,000	$—	—	$9,289
SVP Treasury and	2001	$111,500	$41,000	$56,000	$121,916	13,500	$7,625
Investments

Jed E. Rhoads (7)	2002	$116,667	$400,000	$58,333	$—	—	$2,273,289
President of OP	2001	$400,000	$28,100	$205,369	$334,211	125,070	$6,800
Finite	2000	$25,000	$—	$17,115	$125,001	44,429	$—

   (1)    Ms. Hennessy commenced employment with OPL in January 2000 and terminated her position effective April 15, 2002 pursuant to the terms of her employment contract.

   (2)    Mr. Bridges was appointed President & Chief Executive Officer effective April 15, 2002. Prior to that he was Executive Vice President and Chief Financial Officer.

   (3)    Mr. Cascio commenced employment with OPL in January 2000 as Chief Underwriting Officer. On February 1, 2001 Mr. Cascio was appointed President and Chief Executive Officer of OPUS Re.

   (4)    Mr. Cloutier commenced employment with OPL in November 2000 as Executive Vice President and Chief Claims Officer of OPRe. He was appointed President & Chief Executive Officer of OPRe effective April 15, 2002.

   (5)    Ms. Davidson Leader was appointed to the position of Senior Vice President, Director of Operations, effective March 1, 2002.

   (6)    Mr. McBeath was appointed to the position of Senior Vice President, Treasury and Investments, effective March 1, 2001.

   (7)    Mr. Rhoads commenced employment with OPL in December 2000 and terminated his position effective April 15, 2002 pursuant to the terms of his employment contract.

   (8)    Amounts shown for 2002 reflect awards determined and paid in 2002 in relation to 2001 performance, except for Mr. Cascio who also received a pro-rata bonus for the period January 1, 2002 through August 15, 2002 in relation to an extension of his employment contract. Amounts awarded in 2003 in relation to 2002 performance will be recorded in 2003.

   (9)    Other annual compensation consists of housing allowances.

 (10)    The terms of the Restricted Stock awards granted in 2001 to the Named Executive Officers are described in detail in the footnotes to the table “Restricted Stock Awards”. Amounts reflect number of shares granted multiplied by the OPL Common Stock fair value on the date of the grant.

 (11)    “All Other Compensation” payments for Ms. Hennessy and Mr. Rhoads in 2002 comprise severance payments in accordance with their individual contracts of employment. Mr. Cloutier received a signing bonus of $100,000 in 2000 and a re-signing bonus of $250,000 in 2002 in connection with the issuance of a replacement employment contract effective April 15, 2002. Mr Cascio was reimbursed for accrued vacation and moving expenses during 2002. Payments made in 2001 and 2002 also include the following: (i) contributions to OPL’s 401(k) Plan and (ii) contributions to OPL’s pension plan. None of the Named Executive Officers received fees as a director or committee member.

Restricted Stock Awards

The following table sets forth information concerning the aggregate value of Restricted Stock held by the Named Executive Officers at December 31, 2002:

Name (7)	Restricted Stock (6)	Number of Restricted Ordinary Shares

Mark R. Bridges (1)	$392,735	36,097
Michael J. Cascio (2)	$345,342	31,741
Mark B. Cloutier (3)	$49,243	4,526
Lynda A. Davidson Leader (4)	$32,466	2,984
D. Campbell McBeath (5)	$91,479	8,408

   (1)    Restricted Stock grants totaling 49,079 shares vested 100% on December 31, 2002. Restricted Stock grants totaling 20,690 shares vest 100% on March 31, 2003. Restricted Stock grants totaling 15,407 shares vest 100% on March 31, 2004.

   (2)    Restricted Stock grants totaling 49,079 shares vested 100% on December 31, 2002. Restricted Stock grants totaling 24,138 shares vest 100% on March 31, 2003. Restricted Stock grants totaling 7,603 shares vest 100% on March 31, 2004.

   (3)    Restricted Stock grants totaling 4,526 shares vest 100% on March 31, 2004.

   (4)    Restricted Stock grants totaling 2,234 shares vest 100% on March 31, 2003. Restricted Stock grants totaling 750 shares vest 100% on March 31, 2004.

   (5)    Restricted Stock grants totaling 4,365 shares vest 100% on March 31, 2003. Restricted Stock grants totaling 4,043 shares vest 100% on March 31, 2004.

   (6)    Amounts reflect number of shares granted multiplied by the OPL Common Stock fair value of $10.88 per share at December 31, 2002.

   (7)    Pursuant to the terms of the OPL’s Incentive Compensation Plan, Plan participants fully vest in their Restricted Stock Awards to the extent their employment is terminated without “Good Reason”. The participant then has 45 days to exercise a put option, requesting that OPL purchase his or her shares at current fair value. Ms. Hennessy and Mr. Rhoads exercised a put option on their fully vested restricted stock grants in June 2002. Ms Hennessy exercised a put option on 114,789 shares valued at $1,270,714. Mr. Rhoads exercised a put option on 30,402 shares valued at $336,550.

Stock Option / SAR Grants in 2002

There were no stock option grants or SAR grants during 2002.

Stock Options and Stock Appreciation Rights Exercises and Holdings

No Stock Options or SARs were exercised by any Named Executive Officers during 2002. The following table contains information on unexercised Stock Options and SARs held by the Named Executive Officers on December 31, 2002.

	Aggregated Stock Option / SAR Value at December 31, 2002

	Number of Unexercised Rights		Value of Unexercised Rights (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Mary R. Hennessy (2)	—	—	$—	$—

Mark R. Bridges	—	113,787	$—	$0

Michael J. Cascio	—	131,258	$—	$0

Mark B. Cloutier	—	48,855	$—	$0

Lynda A. Davidson Leader	—	6,500	$—	$0

D. Campbell McBeath	—	13,500	$—	$0

Jed E. Rhoads (2)	—	—	$—	$—

   (1)    Based on the fair value per share of OPL Common Stock, as determined by the Board of Directors, as of December 31, 2002 minus the fair value per share of OPL Common Stock at the time of grant of the SAR or Stock Option. As a result of OPL’s decision to runoff its operations, it is unlikely that the unexercised Stock Options or SARs will have any value in the future.

   (2)    Pursuant to the terms of OPL’s Incentive Compensation Plan, Plan participants fully vest in their Stock Option and SAR Awards if their employment is terminated without “Good Reason” or there is a Change in Control. The participants then have 30 days to exercise their Awards. Stock Options / SARs totaling 346,957 and 169,499 for Ms. Hennessy and Mr. Rhoads, respectively, expired without exercise during 2002.

Employment Contracts and Termination of Employment Arrangements

This section discusses the employment contracts and termination agreements for the Chief Executive Officer and those other Named Executive Officers that have employment contracts.

In the employment contracts and termination agreements of each of the Named Executive Officers, “Good Reason” means (a) the sale or other disposition by the Company of all or substantially all of its reinsurance operations, (b) the change in control of the Company through the acquisition of any interest in any shares, if, upon completion of such acquisition the third party, together with persons acting in concert with the third party, would hold more than 50% of the Common Share Capital of the Company, (c) repeated violations by the Company of its obligations under the employment contracts, (d) without the Executive’s consent, the Company reduces the Executive’s current base salary, reduces the Executive’s then current target total annual compensation, reduces the Executive’s housing allowance, or reduces any of the benefits provided to the Executive, (e) a diminution in the Executive’s duties or responsibilities or the assignment to the Executive of any duties inconsistent in any adverse respect with the Executive’s then current duties and responsibilities or (f) the work permit of the Executive is terminated by the Government of Bermuda. Clause (f) does not apply to Mr. Cascio’s employment contract.

In the employment contracts and termination agreements of each of the Named Executive Officers, “Cause” means (a) an act or acts of personal dishonesty taken by the Executive and intended to result in the material personal enrichment of the Executive at the expense of the Company and its Associated Companies, excluding for this purpose any isolated, insubstantial or inadvertent action not taken in bad faith which is remedied by the Executive in a reasonable period of time after receipt of reasonably prompt written notice thereof from the Company, (b) repeated violations by the Executive of his or her obligations under his or her employment agreement which are demonstrably willful and deliberate and which are not remedied in a reasonable period of time by the Executive after receipt of reasonably prompt written notice thereof from the Company, or (c) the Executive’s conviction of a felony involving moral turpitude.

Effective January 1, 2000, the Company entered into an Employment Agreement with Mary R. Hennessy which provided that she serve as the President and Chief Executive Officer of the Company, set her annual base salary effective March 1, 2001 at $560,000 (subject to annual review), set her target annual incentive at 125% of base salary for 2001 and subsequent years (subject to annual review), set her target long-term incentive opportunity at not less than 236% of base salary as of April 1, 2000, and provided for the terms of payment of salary and benefits in the event of her death or disability, termination or a Change in Control (as defined in the Employment Agreement). Pursuant to the agreement, Ms. Hennessy received bonuses in accordance with the Company’s compensation program, was provided the right to participate in the Company’s retirement plan and received a monthly housing allowance of $13,000, as well as certain additional benefits provided executive officers (including those provided to all employees generally), as detailed in the “Summary Compensation” section above. The Board of Directors also agreed to nominate Ms. Hennessy to the Board of Directors.

On March 14, 2002, pursuant to the terms of her Employment Agreement with the Company, Ms. Hennessy gave formal notice of her intention to terminate her employment for “Good Reason” no later than April 15, 2002. In accordance with the terms of her Employment Agreement Ms. Hennessy received 1) two times her annual base salary, 2) the pro rata target annual incentive amount for the year of termination, and 3) two times the monthly housing allowance. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vested and benefits were extended for one year after termination, ceasing earlier if Ms. Hennessy receives equivalent benefit coverage.

Effective January 1, 2000, the Company entered into an Employment Agreement with Mark R. Bridges that provided that he serve as Executive Vice President and Chief Financial Officer of the Company.

That agreement was replaced following the Board of Directors’ February 13, 2002 announcement of its decision to put OPL’s operations into runoff. The replacement contract provides that he serve as President and Chief Executive Officer of the Company, effective April 15, 2002. The agreement sets his annual base salary effective March 1, 2002 at $350,000 (subject to annual review), sets his target annual incentive at 100% (subject to a minimum of 50% and a maximum of 150%) of base salary for 2002 and subsequent years (subject to annual review), and provided for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control (as defined in the agreement).

Mr. Bridges was also provided the right to participate in the Company’s retirement plan and a monthly housing allowance of $12,500 subject to increase by $500 per month on each subsequent January 1, as well as certain additional benefits which are provided to all employees generally.

In addition, Mr. Bridges shall be entitled to a minimum bonus of $1,666,667, payable as of the earliest of (i) April 15, 2005, (ii) a Change of Control, (iii) the Executive’s termination without Cause or (iv) the Executive’s termination of employment for Good Reason. The final amount of the bonus payable under the agreement will be determined at the sole discretion of the Compensation Committee in accordance with the provisions of the Overseas Partners Ltd. Retention and Incentive Award Plan. No bonus will be paid if Mr. Bridges’ employment is terminated for Cause or if he terminates his employment without Good Reason.

The scheduled termination date for this agreement is April 14, 2005 unless this agreement is terminated: (i) by the Company with or without Cause, (ii) terminated by Mr. Bridges with or without Good Reason or (iii) due to the death or total and permanent disability of Mr. Bridges in accordance with the applicable long-term policies of the Company. The agreement can also be automatically extended so as to terminate on the first annual anniversary of each renewal date after the initial term, unless either the Company or Mr. Bridges gives the other written notice. If Mr. Bridges’ employment is terminated by OPL without Cause or by Mr. Bridges with Good Reason during the term of the agreement, he is entitled to receive in addition to accrued salary and benefits 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) the monthly housing allowance and medical benefits for twenty-four months after termination, which shall cease if he obtains full-time employment or resides outside of Bermuda. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest. Mr. Bridges will also be entitled in these circumstances (within 45 days) to exercise a put option, requesting that OPL purchase his shares at current fair value.

Effective January 1, 2000, the Company entered into an Employment Agreement with Michael J. Cascio which provides that he serve as President and Chief Executive Officer of OPUS Re, set his annual base salary effective February 1, 2001 at $420,000 (subject to annual review), set his target annual incentive at 100% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 125% of base salary, and provided for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control. Pursuant to the agreement, Mr. Cascio will receive bonuses in accordance with the Company’s compensation program.

Mr. Cascio was also provided the right to participate in the Company’s retirement plan, as well as certain additional benefits provided executive officers (including those provided to all employees generally), as detailed in the “Summary Compensation” section above.

If Mr. Cascio’s employment is terminated by OPL without Cause or by Mr. Cascio with Good Reason during the term of the agreement, he is entitled to receive 1) two times his annual base salary, 2) the pro rata target annual incentive amount for the year of termination, and 3) payment of actual expenses (up to $30,000) incurred in relocating to Bermuda, provided such relocation occurs within six months after termination. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest.

Following the Board of Directors’ February 13, 2002 announcement of its decision to put OPL’s operations into runoff, Mr. Cascio’s employment contract was extended effective August 16, 2002 through to August 15, 2003 on the same terms and conditions except that his annual incentive and target long-term incentive opportunities were replaced by a combined target incentive and retention bonus for the period August 15, 2002 to August 15, 2003 of between $250,000 and $400,000 based on the discretion of the Compensation Committee.

The extended agreement terminates August 15, 2003, unless automatically extended annually thereafter or terminated at an earlier time pursuant to its terms. At the time of termination Mr. Cascio is entitled to receive two times his annual base salary plus the combined target incentive and retention bonus for the period August 15, 2002 to August 15, 2003. In addition, he shall receive payment of actual expenses (up to $30,000) incurred in relocating to Bermuda, provided such relocation occurs within six months after termination.

Effective December 1, 2000, the Company entered into an Employment Agreement with Jed E. Rhoads which provided that he serve as Executive Vice President-Reinsurance of Overseas Partners Re Ltd. and President of OP Finite, set his annual base salary effective March 1, 2001 at $400,000 (subject to annual review), set his target annual incentive at 100% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 200% of base salary, and provided for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control (as defined in the Employment Agreement). Pursuant to the agreement, Mr. Rhoads was entitled to receive bonuses in accordance with the Company’s compensation program and to receive a bonus of $500,000 upon the earlier of (i) July 1, 2002 or (ii) the date of the consummation of an acquisition that constitutes a Change in Control, provided that Mr. Rhoads remains continuously employed by the Company through and including the applicable date.

Mr. Rhoads was also provided the right to participate in the Company’s retirement plan and a monthly housing allowance of between $16,667 and $20,667, based on actual housing cost, as well as certain additional benefits provided executive officers (including those provided to all employees generally), as detailed in the “Summary Compensation” section above.

The agreement had a term through November 30, 2003. However, effective April 15, 2002, Mr. Rhoads’ employment with the Company was terminated as a consequence of the Company’s announcement to put OPL’s operations into runoff. Pursuant to the terms of his Employment Agreement, Mr. Rhoads’ termination was treated as a termination for “Good Reason” and he received 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata annual incentive amount earned for the year of termination, and 3) the monthly housing allowance for twenty-four months after termination, which ceased when he obtained full-time employment. In addition, all grants of Restricted Stock and Stock Options immediately vested.

Effective November 14, 2000, the Company entered into an Employment Agreement with Mark B. Cloutier which provides that he serve as Executive Vice President and Chief Claims Officer of OPRe.

Following the Board of Directors February 13, 2002 announcement of its decision to put OPL’s operations into runoff, Mr. Cloutier and the Company signed a replacement contract that provides that he serve as President and Chief Executive Officer of Overseas Partners Re Ltd, effective April 15, 2002. The contract sets his annual base salary effective March 1, 2002 at $300,000 (subject to annual review), sets his target annual incentive at 100% (subject to a minimum of 50% and a maximum of 150%) of base salary for 2002 and subsequent years (subject to annual review) and provides for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control.

Mr. Cloutier was also provided the right to participate in the Company’s retirement plan and a monthly housing allowance of $10,500, which increases by $500 per month on each subsequent January 1. In addition, the Company will reimburse Mr. Cloutier for the cost of one round-trip business class airline ticket between Bermuda and Dallas, Texas each month and provide certain additional benefits, which are provided to all employees generally.

Mr. Cloutier received a signing bonus of $250,000 when the replacement agreement was signed. In addition, Mr. Cloutier is entitled to a minimum bonus of $750,000, payable as of the earliest of (i) April 15, 2005, (ii) a Change of Control, (iii) Mr. Cloutier’s termination without Cause or (iv) Mr. Cloutier’s termination of employment for Good Reason. The final amount of the bonus will be determined at the sole discretion of the Compensation Committee in accordance with the provisions of the Overseas Partners Ltd. Retention and Incentive Award Plan. No bonus will be paid if Mr. Cloutier’s employment is terminated for Cause or Mr. Cloutier terminates his employment without Good Reason.

The scheduled termination date for this agreement is April 14, 2005 unless the agreement is terminated: (i) by the Company with or without Cause, (ii) by Mr. Cloutier with or without Good Reason or (iii) due to the death or total and permanent disability of Mr. Cloutier in accordance with the applicable long-term policies of the Company. The agreement can also be automatically extended so as to terminate on the first annual anniversary of each renewal date after the initial term, unless either the Company or Mr. Cloutier gives the other written notice. If Mr. Cloutier’s employment is terminated by OPL without Cause or by Mr. Cloutier with Good Reason during the term of the agreement, he is entitled to receive in addition to accrued salary and benefits 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) two times the monthly housing allowance 4) medical benefits for twenty-four months after termination, which shall cease if he obtains full-time employment and 5) the expense cost (up to $30,000) of relocating from Bermuda, provided such relocation occurs within six months following termination. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest. Mr. Cloutier will also be entitled in these circumstances (within 45 days) to exercise a put option, requesting that OPL purchase his shares at current fair value.

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION

Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board of Directors (the “Committee”) has provided the following report on Executive Compensation:

Philosophy and Composition of Committee

The Committee is comprised entirely of the following non-management directors: Cyril E. Rance, Chairman, Robert J. Clanin and D. Scott Davis. The Committee has responsibility for determining the compensation of the Chief Executive Officer (“CEO”) and for approving the compensation of the other officers of OPL and its subsidiaries upon the recommendation of the CEO.

The objectives of the Committee are to (i) achieve fair compensation for the individuals; (ii) enhance shareowner value by attracting and retaining qualified executives who are creative, motivated and dedicated; and (iii) align the financial rewards of management with those of the Company’s shareowners.

Establishment of Executive Compensation Program and Procedures

The executive compensation program had been amended over the last couple of years to reflect the new strategic direction of the Company after the cancellation of the shipper’s risk program in late 1999 and, during 2002, the February 13, 2002 announcement to put OPL’s operations into runoff.

The Company’s current compensation program reflects the fact that the reinsurance industry is very competitive, high risk and complex. Successful companies differentiate themselves from their competitors by the talent deployed to meet their customer needs. These factors continue to be true for a company in runoff, although the required skill sets tend to be more claims and finance related rather than underwriting and marketing. The current compensation program also reflects the unique circumstances that relate to the attraction and retention of superior executives in Bermuda.

The Committee utilized the services of Gough Management Company, a compensation consultant, to assist in the development of the current compensation philosophy and to make recommendations regarding OPL’s executive compensation program.

As an overall evaluation tool in determining levels of compensation and compensation opportunity (e.g., base salary, annual incentive targets and stock-based compensation grant levels), for the Company’s executive officers, the Committee reviews the compensation policies and levels of pay opportunity of other reinsurance and insurance companies based in Bermuda. The Committee also reviews published reinsurance and insurance industry compensation surveys, both for Bermuda and U.S. companies, as they are applicable to officers and other employees. Although the Committee has not defined or established a specific comparison group of reinsurance companies for determination of compensation, those listed in the salary surveys that share one or more common traits with OPL, such as asset size, geographic location, and similar lines of business, are given more weight.

The Company generally targets the median to second quartile of comparable companies in establishing cash based compensation and long-term incentives.

Components of the Named Executive Officer Compensation for 2002

For 2002, the executive compensation program for the Named Executive Officers consisted of the following components:

Base Salary: The Named Executive Officers’ base salaries and performance are reviewed annually. The base salaries are primarily determined by evaluating the individual officers’ level of responsibilities for their position, the strategic importance of their position, their position relative to other positions within OPL, and by comparing salaries detailed in the salary surveys for executives with similar experience and responsibilities outside of OPL. Bermuda-based officers are compared using surveys for Bermuda-based companies, while U.S.-based officers are compared using surveys for U.S.-based companies. Consideration is also given to the views of the CEO regarding how the Named Executive Officer has performed during prior years. The Committee does not place specific weight on any of the above-listed factors.

Housing allowance: Allowances for Bermuda based executives are intended to subsidize the executive officers’ rental costs given the high cost of living in Bermuda. Such allowances are determined at the sole discretion of the Committee based on their assessment of prevailing market rates.

Annual incentive compensation: Each Executive Officer has a target and a maximum bonus available based upon a percentage of his/her base salary. Actual incentive awards are payable in cash based on the achievement of both individual and corporate financial and strategic goals. Individual goals, both qualitative and quantitative, are established annually for each officer and differ depending upon each officer’s job responsibilities.

The annual incentive awards approved by the Committee and paid in 2002 relate to 2001 performance, except for Mr. Cascio who also received a pro-rata bonus for the period January 1, 2002 through August 15, 2002 in relation to an extension of his employment contract. In assessing individual performance, the Committee considered a number of achievements in relation to, among other things, capital management, development of people, systems and infrastructure, the production of new reinsurance business and the ongoing strategic evaluation of liquidity alternatives for our shareowners. The Committee also considered the Company’s financial performance, in particular the volume and profitability of new business written. The Committee placed little weight on actual net earnings for the performance period recognizing that such results were adversely impacted by underwriting losses on business written prior to the recruitment of the new executive team.

Long-term incentive compensation: In prior years OPL had granted Stock Options, SARs and Restricted Stock in order to encourage key employees to remain with the Company by providing them with a long-term interest in the Company’s overall performance and an incentive to create long-term shareowner value. There were no Stock Option, SAR or Restricted Stock grants during 2002 as a result of the Board’s February 13, 2002 decision to put OPL into runoff. Instead the Company adopted the Overseas Partners Ltd. Retention and Incentive Award Plan to incent all remaining Bermuda Executives and employees to remain with the Company for an extended period and to achieve certain objectives that are aligned with the interest of our shareowners. The amount of award payable to the remaining Named Executive Officers is at the discretion of the Compensation Committee taking into account the financial performance of the Company through to their termination dates.

Determination of the CEO’s Compensation for 2002

Mary R. Hennessy served as the CEO of the Company from April 1, 2000 to April 15, 2002. Mark R. Bridges has served as the CEO from April 15, 2002 to the present. Ms. Hennessy’s and Mr. Bridges’ compensation packages are detailed under the tables and descriptive paragraphs of this section entitled “Executive Compensation and Other Information.”

In evaluating the CEO’s performance, the Committee reviews the financial performance of the Company and other performance assessment areas uniquely determined for the CEO, as determined by the Committee.

Base salary: Ms. Hennessy’s annual base salary for 2002 of $560,000 remained at the same level as 2001. Mr. Bridges’ annual base salary for 2002 of $350,000 was determined by the Committee after an assessment of competitive salary levels for CEO’s of similar-sized reinsurance companies, the scope and nature of runoff activities relative to ongoing reinsurance companies and his overall prior performance with the Company.

Housing allowance: Ms. Hennessy’s housing allowance remained at $13,000 per month, consistent with the prior year. Mr. Bridges’ housing allowance was increased to $12,500 per month to reflect competitive market rates in Bermuda for similar positions.

Annual incentive compensation: The annual incentive for both Ms. Hennessy and Mr. Bridges paid in 2002 and earned for 2001 performance, was determined at the discretion of the Committee. The Committee considered both the performance of the Company and the individual performances, although significantly more weight was given to the latter criteria reflecting the transitional status of the Company and fact that actual net earnings for the performance period were adversely impacted by underwriting losses on business written prior to their assuming the CEO position. The individual performance weightings for both Executives reflected, amongst other things, the implementation of the Company’s strategic plan to become one of the world’s largest specialty reinsurance companies, marketing and production of profitable reinsurance business for our new OPFinite and OPUS operations, ongoing development of new specialty reinsurance products and identification of skilled underwriting teams consistent with our growth strategy, ongoing development of key systems and infrastructure, the sales of real estate assets to enable redeployment of capital to our reinsurance segment and the ongoing review of strategic alternatives to provide short-term liquidity to our shareowners.

Long-term incentive compensation: No awards for long-term incentive compensation were provided during 2002 as a result of the February 13, 2002 decision to put OPL into runoff. Mr. Bridges will participate in the Company’s Retention and Incentive Award Plan to the extent he remains with the Company until the termination of his contract (unless he is terminated for Cause). The amount of award payable is at the discretion of the Compensation Committee taking into account the financial performance of the Company through to the termination date.

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

See Item 13 for disclosure of Common Relationships with UPS.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Certain Beneficial Owners and Management

Set forth below is information relating to the beneficial ownership of OPL Common Stock by (i) each director (ii) the Chief Executive Officer and the other Named Executive Officers and (iii) all directors and executive officers as a group. All shares are owned of record and beneficially, and each person and group identified has sole voting and investment power with respect to such shares, except as otherwise indicated.

No individual or group known to the Company beneficially owns more than five percent of the outstanding shares of OPL Common Stock.

	Common Stock Held as of February 28, 2003(1)

Name	Shares Beneficially Owned (2)	Additional Shares in which the Director has, or Participates in, the Voting or Investment Power (3)	Total Shares and Percent of Class

Mark R. Bridges	94,142	—	94,142 (0.08%)
Cumberland House
One Victoria Street
P.O. Box 1581
Hamilton, HM GX, Bermuda

Michael J. Cascio	80,820	—	80,820 (0.07%)
1700 Market Street
27th Floor
Philadelphia, PA 19103

Robert J. Clanin	35,715	5,362,472	5,398,187 (4.54%)
55 Glenlake Parkway
NE Atlanta, GA 30328

Mark B. Cloutier	4,526	—	4,526 (0.00%)
Cumberland House
One Victoria Street
PO Box 1581
Hamilton, HM GX, Bermuda

Lynda A. Davidson Leader	2,984	—	2,984 (0.00%)
Cumberland House
One Victoria Street
Hamilton, HM GX, Bermuda

D. Scott Davis	17,791	—	17,791 (0.01%)
55 Glenlake Parkway
NE Atlanta, GA 30328

D. Campbell McBeath	8,492	—	8,492 (0.01%)
Cumberland House
One Victoria Street
Hamilton, HM GX, Bermuda

Joseph M. Pyne	21,977	—	21,977 (0.02%)
55 Glenlake Parkway
NE Atlanta, GA 30328

Cyril E. Rance	2,000	—	2,000 (0.00%)
Blue Anchorage
No. 6 Agars Hill - Point Shares
Pembroke, HM 05, Bermuda

All directors and executive officers as a group (9 persons) (4)	268,447	5,362,472	5,630,919 (4.74%)

(1)      These holdings are calculated in accordance with regulations of the SEC requiring the disclosure of shares as to which directors and officers hold voting or dispositive power, notwithstanding the fact that they are held in a fiduciary, rather than a personal, capacity and that the power is shared among a number of fiduciaries including, in several cases, corporate trustees, directors or other persons who are neither officers nor directors of OPL.

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

(4)      All directors and officers as a group are totaled as of February 28, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information about our equity compensation plans as of December 31, 2002:

	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for issuance (1)

Equity compensation plans approved by shareholders	417,729	$14.50	4,378,700
Equity compensation plans not approved by shareholders	—	—	—

Total	417,729	$14.50	4,378,700

   (1)    Other than securities to be issued upon exercise of outstanding options.

Item 13.           Certain Relationships and Related Transactions

Common Relationships With UPS

OPL was organized under Bermuda law in June 1983 by UPS. On December 31, 1983, prior to commencing operations, OPL was spun off when UPS paid a special dividend to its shareowners of one share of Common Stock for each share of UPS Common Stock outstanding as of November 18, 1983, resulting in the distribution of approximately 97% of OPL’s outstanding Common Stock.

OPL was organized to reinsure shipper’s risks relating to packages carried by subsidiaries of UPS as a common carrier as well as to underwrite other reinsurance for insureds unaffiliated with UPS. Since commencing operations on January 1, 1984, OPL’s primary reinsurance business was reinsuring insurance issued by United States-based insurance companies unaffiliated with UPS or OPL. On August 31, 1999, the primary insurer notified OPL that effective October 1, 1999 UPS intended to provide shipper’s risk reinsurance for its customers through a UPS subsidiary. With the cancellation of the shipper’s risk reinsurance, OPL no longer receives revenue from this program.

OPL’s reinsurance business has also included reinsurance of workers’ compensation insurance written by Liberty Mutual Insurance Company for employees of UPS. This business was not renewed in 2002.

Two members of OPL’s Board of Directors served as officers of UPS during 2002. Mr. Joseph M. Pyne serves as Senior Vice President - Corporate Marketing of UPS and Mr. D. Scott Davis serves as Vice President, Treasurer and Chief Financial Officer of UPS. As such these individuals had an interest in transactions occurring between the Company and UPS in 2002. OPL does not have any formal conflict resolution procedures.

In December 1989, OCC acquired from UPS the Ramapo Ridge facility. From July 1990 until January 31, 2002 (when it was sold to UPS) the Facility was leased to a subsidiary of UPS, through OCC, for an initial term due to expire in 2019. UPS uses the Facility as a data processing, telecommunications and operations center. OPL had guaranteed OCC’s performance of the leasing arrangements described below.

The lease payments had fixed and variable components. OCC irrevocably assigned the right to receive the fixed component of rentals on the Facility lease to its subsidiary, OPL Funding, a Delaware corporation. OPL Funding pledged its interest in these payments to secure bonds issued to finance the acquisition of the leased assets. UPS’s obligation to pay the fixed rentals to OPL Funding was absolute and unconditional during the initial term of the lease. The variable component of the lease payments was based on the number of customer accounts maintained by UPS.

UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of its election to terminate the data processing facility lease and its election to exercise its option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million. From the sale proceeds a termination payment of $84.2 million was made to the Trustee for the bondholders. This was sufficient to defease all remaining interest payments due on the bonds.

In 2002 OCC received rental payments of $3.6 million in the aggregate from UPS pursuant to the lease described above.

Item 14.           Controls and Procedures

(a)       Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President & Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President & Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       1. Financial Statements.

    - See Index to Financial Statements and Financial Statement Schedules at page F-1

2. Financial Statement Schedules.

    - See Index to Financial Statements and Financial Statement Schedules at page F-1

3. List of Exhibits.

    - See Exhibit Index at page E-1

(b)      Reports on Form 8-K.

- On November 13, 2002, OPL filed a report on Form 8-K containing the following information:
Item 5 — Other Events. OPL issued a letter to shareowners representing a summary of the Company’s third quarter 2002 results and news.
Item 7— Financial Statements, Pro forma Financial Information And Exhibits.
- On January 28, 2003 OPL filed a report on Form 8-K containing the following information:

Item 5 — Other Events. OPL announced that it and the IRS jointly filed a Stipulation of Settled Issues and entered into a Closing Agreement on Final Determination Covering Specific Matters that substantially reduced the tax liabilities asserted against OPL.

- On January 28, 2003 OPL filed a report on Form 8-K containing the following information:

Item 5 — Other Events. OPL announced that, at the Company’s request, A.M. Best Company has withdrawn the Company’s financial strength rating and will no longer formally evaluate OPL for the purposes of assigning a rating opinion.

- On February 28, 2003 OPL filed a report on Form 8-K containing the following information:
Item 5 — Other Events. OPL issued an announcement updating shareowners of decisions taken at the Company’s recent Board of Directors meeting.
Item 7— Financial Statements, Pro forma Financial Information And Exhibits.

(c)       Exhibits required by Item 601 of Regulation S-K.

- See Exhibit Index at page E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Overseas Partners Ltd. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

OVERSEAS PARTNERS LTD.
Date: March 19, 2003	By:	/s/ MARK R. BRIDGES

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of Overseas Partners Ltd. and in the capacities and on the dates indicated, have signed this Report below:

Signature	Title	Date

/s/ MARK R. BRIDGES	President, Chief Executive Officer and Director	March 19, 2003

(Mark R. Bridges)

/s/ ROBERT J. CLANIN	Chairman of the Board of Directors and Director	March 19, 2003

(Robert J. Clanin)

/s/ MARK B. CLOUTIER	Chief Executive Officer of OPRe and Director	March 19, 2003

(Mark B. Cloutier)

/s/ D. SCOTT DAVIS	Director	March 19, 2003

(D. Scott Davis)

/s/ CHRIS FLEMING	Chief Accounting Officer	March 19, 2003

(Chris Fleming)

/s/ JOSEPH M. PYNE	Director	March 19, 2003

(Joseph M. Pyne)

/s/ CYRIL E. RANCE	Director	March 19, 2003

(Cyril E. Rance)

CERTIFICATIONS

I, Mark R. Bridges, certify that:

1.        I have reviewed this annual report on Form 10-K of Overseas Partners Ltd.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ MARK R. BRIDGES

Mark R. Bridges President and Chief Executive Officer

CERTIFICATIONS

I, Chris Fleming, certify that:

1.        I have reviewed this annual report on Form 10-K of Overseas Partners Ltd.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	By:	/s/ CHRIS FLEMING

Chris Fleming Chief Accounting Officer

OVERSEAS PARTNERS LTD.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES COMPRISING ITEMS 8
AND 15(a) OF THE ANNUAL REPORT
ON FORM 10-K TO THE SECURITIES
AND EXCHANGE COMMISSION

#TOC#

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Page Number

Item 8.	Financial Statements

	Independent Auditors’ Report	F – 2

	Consolidated Balance Sheets as of December 31, 2002 and 2001	F – 3

	Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000	F – 4

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2002, 2001, and 2000	F – 5

	Consolidated Statements of Members’ Equity for the years ended December 31, 2002, 2001, and 2000	F – 6

	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000	F – 7

	Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001, and 2000	F – 8 to F – 23

Item 15(a).	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members
of Overseas Partners Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Hamilton, Bermuda
February 20, 2003

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Balance Sheets December 31, 2002 and 2001 (In thousands U.S.$, except share and per share amounts)

	2002	2001

ASSETS:
Investments:
Trading, at fair value-
Equity securities (cost 2002 – $450,193, 2001 – $453,523)	$524,752	$516,074
Available-for-sale, at fair value-
Debt securities (amortized cost 2002 – $153,096, 2001 – $835,962)	154,389	826,221
Restricted debt securities (amortized cost 2002 – $599,749, 2001 – $nil)	634,378	—
Equity securities (cost 2002 – $280,191, 2001 – $665,898)	294,901	596,167
Held-to-maturity, at amortized cost
Restricted debt securities (fair value 2002 – $nil, 2001 – $279,581)	—	237,917

	1,608,420	2,176,379
Cash and cash equivalents	492,158	485,902
Restricted cash and cash equivalents	355,388	—
Reinsurance balances receivable	475,369	661,781
Funds withheld	270,518	200,771
Deferred acquisition costs	20,681	60,218
Unearned premiums ceded	2,065	14,272
Real estate & leasing:
Operating lease with UPS	—	93,843
Finance lease	41,239	42,122
Hotel	—	150,111
Office building	—	305,355
Other assets:
Goodwill	3,333	5,816
Insurance licenses	5,813	5,813
Other	64,382	88,591

Total assets	$3,339,366	$4,290,974

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,510,570	$1,831,255
Unearned premiums	182,851	287,301
Reinsurance balances payable	298,386	201,431
Accounts payable and other liabilities	38,467	42,159
Deferred income taxes	705	12,738
Long-term debt	100,322	556,099
Minority interest	—	41,070

Total liabilities	$2,131,301	$2,972,053

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:

Common Stock, par value, $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,855,342 shares (2001: 119,093,919 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	1,289,475	1,506,066
Treasury stock (2002 – 8,644,658 shares, 2001 – 8,406,081 shares), at cost	(158,047)	(155,406)
Deferred compensation	(310)	(3,115)
Accumulated other comprehensive income (loss)	26,547	(79,024)

Total members’ equity	1,208,065	1,318,921

Total liabilities and members’ equity	$3,339,366	$4,290,974

Net book value per share	$10.16	$11.07

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Income Years Ended December 31, 2002, 2001 and 2000 (In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

	2002	2001	2000

Revenues:
Gross reinsurance premiums written	$444,955	$694,412	$563,553
Reinsurance premiums ceded	(78,634)	(93,932)	(62,868)

Net reinsurance premiums written	366,321	600,480	500,685
Change in unearned premiums	90,996	8,932	85,331

Reinsurance premiums earned	457,317	609,412	586,016
Commission and fee income	6,934	12,125	5,621
Operating lease with UPS	3,645	18,674	18,509
Finance leases	3,365	3,451	3,643
Hotel	37,222	91,024	107,055
Office buildings	39,605	83,831	144,615
Gain on sale of real estate assets and PIP	139,902	41,767	49,496
Interest	51,674	61,102	64,104
Realized (loss) gain on securities	(168,258)	150,898	57,737
Unrealized gain (loss) on trading securities	11,985	(199,388)	(180,192)
Amortization of fixed income securities	4,573	12,650	14,655
Dividends	4,469	15,182	11,223

	592,433	900,728	882,482

Expenses:
Reinsurance losses and loss expenses	437,988	707,792	955,286
Reinsurance commissions, taxes and other expenses	141,549	211,387	145,341
Depreciation and impairment expense	9,038	21,272	72,931
Real estate and leasing operating expenses	51,522	118,742	150,680
Interest expense	106,616	53,166	69,563
Minority interest in earnings	2,025	4,071	3,867
Investment expenses	4,453	6,112	4,938
Impairment / amortization of goodwill	2,484	1,355	2,973
Other operating expenses	25,126	15,312	14,722

	780,801	1,139,209	1,420,301

Loss before income taxes	(188,368)	(238,481)	(537,819)

Income taxes - current	(43,036)	(19,492)	(30,620)
- deferred	14,813	(2,785)	10,523

	(28,223)	(22,277)	(20,097)

Net loss	(216,591)	$(260,758)	$(557,916)

Basic and diluted net loss per share	$(1.82)	$(2.19)	$(4.53)

Weighted average number of shares outstanding	118,967	119,098	123,112

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income Years Ended December 31, 2002, 2001 and 2000 (In thousands U.S.$)

	2002	2001	2000

Net loss	$(216,591)	$(260,758)	$(557,916)

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available-for-sale securities	(94,679)	(52,566)	108
Less: reclassification adjustment for losses (gains) included in net income	201,260	(27,015)	—

Other comprehensive income (loss) before income tax	106,581	(79,581)	108

Income tax (payable) receivable related to other comprehensive income (loss) items	(1,010)	491	(42)

Other comprehensive income (loss)	105,571	(79,090)	66

Comprehensive loss	$(111,020)	$(339,848)	$(557,850)

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Members’ Equity Years Ended December 31, 2002, 2001 and 2000 (In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity

	Shares	Amount	Shares	Amount

Balance, January 1, 2000	127,500	$12,750	$(3,109)	$(62,132)	$—	$39,991	$2,556,774	$—	$2,547,383
Net loss	—	—	—	—	—	—	(557,916)	—	(557,916)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	66	66
Dividends paid ($1.20 per share)	—	—	—	—	—	—	(148,281)	—	(148,281)
Purchase of treasury stock	—	—	(3,454)	(63,247)	—	—	—	—	(63,247)

Balance, December 31, 2000	127,500	$12,750	(6,563)	$(125,379)	$—	$39,991	$1,850,577	$66	$1,778,005
Net loss	—	—	—	—	—	—	(260,758)	—	(260,758)
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(79,090)	(79,090)
Dividends paid ($0.70 per share)	—	—		—	—	—	(83,753)	—	(83,753)
Purchase of treasury stock	—	—	(2,279)	(38,732)	—	—	—	—	(38,732)
Treasury shares issued for restricted common stock compensation, net of forfeitures	—	—	436	8,705	(6,364)	(2,341)	—	—	—
Amortization of restricted common stock compensation	—	—	—	—	3,249	—	—	—	3,249

Balance, December 31, 2001	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921
Net loss	—	—	—	—	—	—	(216,591)	—	(216,591)
Net unrealized gain on available- for-sale securities, net of tax	—	—	—	—	—	—	—	105,571	105,571
Restricted shares forfeited	—	—	(1)	(19)	19	—	—	—	—
Purchase of treasury stock	—	—	(238)	(2,622)	—	—	—	—	(2,622)
Amortization of restricted common stock compensation	—	—	—	—	2,786	—	—	—	2,786

Balance, December 31, 2002	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows Years Ended December 31, 2002, 2001 and 2000 (In thousands U.S.$)

	2002	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(216,591)	$(260,758)	$(557,916)
Adjustments to reconcile net loss to net cash (expended) provided by operating activities:
Deferred income taxes	(14,813)	2,785	(10,523)
Depreciation and impairment expense	9,038	21,272	72,931
Minority interest in earnings	2,025	4,071	3,867
Realized loss (gain) on securities	168,258	(150,898)	(57,737)
Unrealized (gain) loss on trading securities	(11,985)	199,388	180,192
Amortization of fixed income securities	(4,573)	(12,650)	(14,655)
Amortization of restricted common stock compensation	2,786	3,249	—
Gain on sale of real estate assets and PIP	(139,902)	(41,767)	(49,496)
Premium on debt repurchase	78,001	—	—
Other	(145)	2,443	(371)
Changes in assets and liabilities:
Reinsurance balances receivable	140,415	(212,472)	(18,855)
Funds withheld	(69,747)	(10,838)	44,352
Deferred acquisition costs	39,537	(7,143)	34,071
Unearned premiums ceded	(66,311)	10,154	(7,158)
Other assets	26,428	2,612	(2,000)
Accrued losses and loss expenses	(271,433)	414,522	444,532
Unearned premiums	(25,932)	(14,271)	(75,173)
Reinsurance balances payable	132,332	124,343	33,622
Accounts payable and other liabilities	(27,215)	(15,269)	8,796
Proceeds from sales and maturities of trading investments	4,115	2,901,948	1,005,143
Purchase of trading investments	(1,346)	(1,428,772)	(942,707)

Net cash flow (expended) provided by operating activities	(247,058)	1,531,949	90,915

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	1,971,862	1,605,562	49,909
Purchase of available-for-sale investments	(1,357,373)	(3,038,053)	(86,349)
Proceeds from maturities of held-to-maturity investments	13,297	20,873	20,146
Purchase of held-to-maturity investments	(84,192)	(1,773)	(4,769)
Purchase of restricted cash and cash equivalents, net	(355,388)	—	—
Net cash outflow from sale of Overseas Partners Cat Ltd.	(38,632)	—	—
Net proceeds from sales of real estate assets and PIP	372,567	126,918	123,224
Acquisition of business, net of cash	—	—	(16,678)
Additions to real estate and leasing assets	(11,517)	(3,037)	(20,926)

Net cash flow provided (expended) by investing activities	510,624	(1,289,510)	64,557

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,622)	(38,732)	(63,247)
Repayment and repurchase of debt	(252,473)	(142,511)	(9,784)
Borrowings	—	—	135,000
Distributions to minority interest	(2,215)	(6,700)	(4,337)
Dividends paid	—	(83,753)	(148,281)

Net cash flow expended by financing activities	(257,310)	(271,696)	(90,649)

Net increase (decrease) in cash and cash equivalents	6,256	(29,257)	64,823
Cash and cash equivalents:
Beginning of year	485,902	515,159	450,336

End of year	492,158	$485,902	$515,159

Supplemental disclosures of cash flow information:
Amount of cash paid during the year for:
U.S. income taxes	$41,124	$25,574	$29,341
Interest	$28,733	$51,027	$71,653
Assignment of debt in partial consideration for sale of fixed assets	$281,304	$198,389	$94,473

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

1.         ORGANIZATION

The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has continued to dispose of its real estate assets such that as of December 31, 2002 OPL has only one remaining leased asset.

The decision to put the reinsurance operations into runoff will significantly change the future results of OPL’s operations and the associated cash flows. There will be no new business written, therefore the cash received from premiums will significantly decrease. The Company has become cash flow negative in its reinsurance operations and expects this to continue over the next few years. Nevertheless, OPL management believes that the Company’s current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management’s best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed periodically and adjustments are made in the period in which they become known. Although management believes the reserve is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. There are also significant uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred.

The Company recognizes reinsurance recoveries when the associated loss is incurred. The Company remains liable to the extent that the reinsurance companies fail to meet their obligations and consequently allowances are established for amounts deemed uncollectible. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of credit risk to minimize its exposure to significant losses from reinsurer insolvencies.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As at December 31, 2002 and 2001, reinsurance balances payable included deposit liabilities of $79.5 million and $81.4 million, respectively. These deposit liabilities relate to finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. The fees earned in relation to these contracts are included in the Consolidated Statements of Income within commission and fee income. The Company recognizes fee income over the period that the related services are provided.

All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash, cash equivalents, investments, reinsurance balances receivable and funds withheld. Investments are maintained with high-quality institutions, and the composition and maturities of investments are regularly monitored by management. Generally, these securities are traded in a highly liquid market and bear minimal credit risk. At December 31, 2002 the Company’s cash and cash equivalents included deposits of $233.9 million with one Bermuda based bank. At December 31, 2002, premiums receivable of $85.2 million and funds withheld of $56.4 million were associated with a single ceding company.

Trading securities are carried at fair value with any unrealized gains and losses included in net income. Available-for-sale securities are carried at fair value with any unrealized gains and losses included in other comprehensive income. The cost of securities sold is calculated using the specific identification method. Non-U.S. dollar securities are translated into U.S. dollars at year-end rates.

Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments and the assessment of whether any decline in value is other than temporary involves significant management judgment. If available-for-sale investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined.

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

Goodwill represents the difference between the purchase price paid and the estimated fair value of net assets acquired. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This Statement made significant changes to the accounting for goodwill and intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators are encountered. The Company has adopted this standard effective January 1, 2002 and the impact on its financial statements was not material. The Company tests goodwill and intangible assets for impairment on an annual basis and between annual tests if certain indicators are encountered. During the year ended December 31, 2002 the Company reviewed goodwill for impairment, resulting in a $2.5 million write-off of goodwill included in the Consolidated Statement of Income.

As per the provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company measures compensation cost for stock compensation plans using the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation expense for Stock Option Grants and Stock Appreciation Rights is only recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Financial Accounting Standards Board (FASB) has released its Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). The Interpretation requires a company to disclose many of the guarantees or indemnification agreements it issues and, in certain cases, to recognize a liability at the time it enters into the guarantee. FIN 45 applies to interim and year end financial statements ending after December 31, 2002 and applies prospectively to guarantees issued or modified starting January 1, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or its results of operations.

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

Income from the finance lease is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease.

Long-lived assets held for use are assessed for impairment under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) whenever a trigger event occurs. The impairment test is based on whether estimated future undiscounted cash flow from such assets on an individual basis will be less than their net carrying value. If an asset is impaired, its basis is adjusted to fair market value (net of expected costs to sell), and any such adjustment is recorded as part of depreciation and impairment expense in the consolidated statement of income. No such impairment was booked in the year ended December 31, 2002.

3.         ACQUISITION

On October 2, 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company, completed the acquisition of Overseas Partners US Reinsurance Company (OPUS Re) for $6 million plus its capital and surplus of $28.6 million. OPUS Re is a property & casualty reinsurer and its principal operations are located in Philadelphia. The acquisition was accounted for using the purchase method and the results of operations of OPUS Re have been consolidated since the date of acquisition.

4.         SALE OF SUBSIDIARY

On May 10, 2002 OPL sold its wholly owned subsidiary Overseas Partners Cat Ltd. (OPCat) to Renaissance Re Holdings Ltd for $25 million, equal to OPCat’s net book value at the date of sale. Prior to, and in anticipation of, the sale, OPCat returned approximately $420 million of capital. At the date of sale OPCat’s assets included $63.6 million of cash, therefore the sale resulted in a net cash outflow of $38.6 million. OPL remains liable for adverse development on losses incurred prior to February 13, 2002 and, conversely, is entitled to a profit commission for any favorable development.

5.         TAXES

OPL and certain of its subsidiaries are incorporated under the laws of the Islands of Bermuda. OPL believes that neither it nor its Bermuda subsidiaries carries on business through a permanent establishment in the United States. Therefore, it does not expect itself or its Bermuda subsidiaries to be subject to United States income taxes. Under current Bermuda law, OPL and its Bermuda subsidiaries are not obligated to pay any tax in Bermuda based upon income or capital gains.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

5.         TAXES (continued)

On December 22, 1998, the United States Internal Revenue Service (“IRS”) issued a Notice of Deficiency with respect to OPL’s 1988 through 1990 taxable years in which it asserted that OPL is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, OPL filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice. On May 18, 1999, the IRS filed its Answer to OPL’s Petition. The IRS has also asserted that OPL is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. OPL has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS based its challenges for all years on the assertion that OPL was engaged in a U.S. business with respect to two lines of business: (1) the reinsurance of certain shipper’s risk coverage for United Parcel Service of America, Inc. (“UPS”) customers and (2) the reinsurance of certain workers’ compensation coverage for UPS. The IRS has not proposed an assessment for years subsequent to 1994, although a Notice of Proposed Adjustment, reflecting similar positions, has been issued recently by the IRS in connection with the audit of the years 1995 through 1998. The IRS also could take similar positions for the 1999 year.

On January 22, 2003, OPL and the IRS jointly filed a Stipulation of Settled Issues and entered into a Closing Agreement on Final Determination Covering Specific Matters that substantially reduced the liabilities asserted against OPL described above. More specifically, OPL and the IRS agreed that there is no adjustment to OPL’s income deriving from or relating to premiums earned in connection with the shipper’s risk program for the years 1984 through 1999. However, income associated with the workers’ compensation program (including underwriting and investment income) remains subject to dispute for the years 1988 through 1999. At this time, OPL does not have sufficient information to determine how much remains in dispute, although the amounts involved are presumed to be material.

OPL believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It is vigorously contesting the remaining issue in the Notice of Deficiency for 1988 through 1990 and will vigorously contest the remaining proposed assessments for 1991 through 1994 and any future assessments.

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and OPUS Re. These subsidiaries are subject to United States income taxes.

The components of income tax expense related to earnings for those subsidiaries engaged in business in the United States, as indicated above, were as follows:

(In thousands U.S.$)	2002	2001	2000

Current:
Federal	$33,321	$14,484	$24,789
State	9,715	5,008	5,831

	43,036	19,492	30,620
Deferred:
Federal	(12,984)	2,328	(8,478)
State	(1,829)	457	(2,045)

	(14,813)	2,785	(10,523)

	$28,223	$22,277	$20,097

A reconciliation of income tax benefit provided at the United States Federal statutory rate (35% in 2002, 2001 and 2000) to income tax expense follows:

	2002	2001	2000

Income tax benefit at United States Federal statutory rate	$(65,929)	$(83,468)	$(188,237)
State taxes	7,886	5,465	3,786
Bermuda operations not subject to United States taxation	88,932	102,306	207,592
Other	(2,666)	(2,026)	(3,044)

Income tax expense	$28,223	$22,277	$20,097

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

5.         TAXES (continued)

The components of deferred income taxes as of December 31, 2002 and 2001 are as follows:

(In thousands U.S.$)	2002	2001

Expenses not currently deductible	$(636)	$(1,438)
Unearned premium reserves	(431)	(483)
Discounted unpaid losses	(4,578)	(2,018)
Excess of book over tax amortization	(513)	—
Net unrealized holding loss on securities	—	(449)

Total deferred tax assets	(6,158)	(4,388)

Excess of tax over book depreciation	56	11,778
Deferred acquisition costs	88	386
Net unrealized holding gain on securities	561	—
Other	—	574

Total deferred tax liabilities	705	12,738

Net deferred income tax (asset) liability	$(5,453)	$8,350

There were no valuation allowances for deferred tax assets as of December 31, 2002 and 2001 since it is management’s belief that it is more likely than not that the deferred tax assets will be realized.

6.         INVESTMENTS

Amortized cost and fair value of investments in trading and available-for-sale securities are as follows:

(In thousands U.S.$) December 31, 2002:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE

Trading equities:
Emerging markets	$753	$—	$(584)	$169
Multi-manager funds	449,440	75,143	—	524,583

	450,193	75,143	(584)	524,752

Available-for-sale debt:
U.S. government bonds	506,905	30,346	(49)	537,202
Corporate and other bonds	245,940	5,942	(317)	251,565

	752,845	36,288	(366)	788,767

Available-for-sale equities:
U.S. equities	280,191	23,964	(9,254)	294,901

	$1,483,229	$135,395	$(10,204)	$1,608,420

(In thousands U.S.$) December 31, 2001:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE

Trading equities:
Emerging markets	$ 4,083	$ 87	$ (1,655)	$ 2,515
Multi-manager funds	449,440	64,119	—	513,559

	453,523	64,206	(1,655)	516,074

Available-for-sale debt:
U.S. government bonds	177,526	1,136	(2,045)	176,617
Foreign government bonds	360,344	1,813	(9,889)	352,268
Corporate and other bonds	298,092	1,982	(2,738)	297,336

	835,962	4,931	(14,672)	826,221

Available-for-sale equities:
U.S. equities	665,898	9,591	(79,322)	596,167

	$ 1,955,383	$ 78,728	$ (95,649)	$ 1,938,462

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

6.         INVESTMENTS (continued)

The amortized cost and estimated fair value of debt securities, by contractual maturities, are as follows:

	2002

(In thousands U.S.$)	AMORTIZED COST	FAIR VALUE

Available-for-sale securities:
Within 1 year	$100,053	$100,310
After 1 year through 5 years	539,214	553,619
After 5 years through 10 years	56,504	74,324
After 10 years	57,074	60,514

	$752,845	$788,767

Included in the available-for-sale debt securities at December 31, 2002 are restricted investments with an amortized cost of $599.7 million and a fair value of $634.4 million. Debt securities with an amortized cost of $509.1 million and a fair value of $520.2 million are used to collateralize obligations to OPL’s cedants and debt securities with an amortized cost of $90.7 million and a fair value of $114.2 million are used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing.

Multi-manager funds consist of two funds listed on the Irish and Cayman Islands Stock Exchanges. One is a strategic income multi-manager fund with underlying securities including high grade bonds, floating rate loans, convertible securities and high yield bonds. The underlying securities are all issued in the U.S. with the average credit quality of the fund not falling below investment grade. The second is a multi-manager, long-short market-neutral fund whereby long, or bought, positions in securities believed to be undervalued are matched with short, or sold, positions in securities believed to be overvalued in an attempt to neutralize the effect of the broader markets’ overall direction, thereby offering investors an increased likelihood of realizing a return in all types of market conditions.

In 1989 a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), incorporated in Delaware as a single purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million, is due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, is due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a single purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged United States zero-coupon treasury notes as security for the guarantee. Such securities were classified as held-to-maturity, consistent with Overseas Credit’s stated intent and ability and also the non-callable status of the bond obligations.

The aircraft were sold in July 1998 and the data processing facility was sold in January 2002. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the data processing facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds and were also classified as held-to-maturity, consistent with OPL Funding’s stated intent and ability and also the non-callable status of the bond obligations.

Following the February 2002 decision to put OPL’s operations into runoff the Company has sought to accelerate the settlement of reinsurance and real estate liabilities. During June 2002 OPL Funding approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds and subsequently reclassified the collateral securities relating to these outstanding bonds from the held-to-maturity category to the available-for-sale category. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

6.         INVESTMENTS (continued)

There remain $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL. As at December 31, 2002 the remaining collateral securities relating to these outstanding bonds had an amortized cost of $90.7 million and a fair value of $114.2 million. An amount corresponding to the unrealized gains of $23.5 million is recorded in Accounts Payable and Other Liabilities to reflect the bondholder’s interest in the underlying collateral securities.

Held-to-maturity securities had an estimated fair value of $279.6 million as of December 31, 2001. Gross unrealized holding gains as of December 31, 2001 were $41.7 million. There were no unrealized holding losses at December 31, 2001.

The components of realized gains and losses were as follows:

(In thousands U.S.$)	2002	2001	2000

Trading:
U.S. equities	$—	$174,385	$93,644
Emerging markets	(1,281)	(35,272)	2,782
Fixed income	—	(17,933)	(39,142)
Real estate investment trust certificates	—	2,563	2,361
Other	—	140	(1,908)

	(1,281)	123,883	57,737
Available-for-sale:
Equities	(205,468)	23,027	—
Fixed income	4,313	3,988	—
Zero-coupon notes	34,803	—	—
Other	(625)	—	—

	(166,977)	27,015	—

	$(168,258)	$150,898	$57,737

Investment income for 2002 includes gross realized gains from the sales of available-for-sale securities of $59.5 million and gross realized losses of $226.5 million. Investment income for 2001 includes gross realized gains from the sales of available-for-sale securities of $54.8 million and gross realized losses of $27.8 million.

For the year ended December 31, 2002 realized losses included a write down of $177.5 million in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and OPL’s investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with SFAS 115, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities.

7.         FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments is as follows:

	2002		2001

(In thousands U.S.$)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE

Investments (Note 6)	$1,608,420	$1,608,420	$2,176,379	$2,218,043
Debt (Note 10)	$100,322	$142,734	$556,099	$671,572

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

8.         REAL ESTATE AND LEASING

Real estate and leasing assets consist of the following:

(In thousands U.S.$)	2002	2001

Operating lease with UPS:
Data processing facility – including land	$—	$118,100
Accumulated depreciation	—	(24,257)

	—	93,843

Finance lease:
Lease rents receivable	74,348	78,598
Estimated residual value	6,000	6,000
Unearned and deferred income	(39,109)	(42,476)

	41,239	42,122

Hotel:
Building and improvements	—	152,076
Furniture, fixtures and equipment	—	25,767
Air rights, leasehold interest	—	18,128

	—	195,971
Accumulated depreciation	—	(45,860)

	—	150,111

Office building:
Building and improvements	—	326,318
Furniture, fixtures and equipment	—	103
Tenant improvements	—	23,058
Land	—	662

	—	350,141
Accumulated depreciation	—	(44,786)

	—	305,355

Total	$41,239	$591,431

United Parcel Service of America, Inc. (UPS) had an option to purchase the building in which the data processing facility is located at the higher of fair market value or settlement value prevailing at that time. On September 21, 2001 UPS notified the Company of its election to terminate the data processing facility lease and its election to exercise its option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million resulting in a total pre-tax gain on sale of $47.1 million. From the sale proceeds a termination payment of $84.2 million was made to the Trustee for the bondholders. This is sufficient to defease all remaining interest payments due on the Series B bonds.

During 2002 the Company sold its hotel and one remaining office building, a two-thirds partnership interest in the Copley Place retail center and office complex. The Copley Marriott Hotel was sold on June 13, 2002 for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.8 million. The purchaser of the property assumed the associated existing debt of $96.7 million. Copley Place was sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of $35.0 million. The purchaser of the property assumed the associated existing debt of $184.6 million.

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

In August 2000 the Company sold two office buildings. The net cash proceeds received were $123.2 million. The purchasers of each property assumed the associated debt totaling $94.5 million. For 333 West Wacker Drive net proceeds were $76.1 million and for One Buckhead Plaza net proceeds were $47.1 million. This resulted in pre-tax gains on sale of $25.2 million and $24.3 million, respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

8.         REAL ESTATE AND LEASING (continued)

Fixed minimum rentals relating to the finance lease are as follows:

(In thousands U.S.$)	FINANCE LEASE

2003	$4,248
2004	4,248
2005	4,248
2006	4,248
2007	4,248
After 2007	53,108

$74,348

9.         ACCRUED LOSSES AND LOSS EXPENSES

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands U.S.$)	2002	2001	2000

Gross balance as of January 1,	$1,831,255	$1,416,733	$972,201
Less reinsurance recoverable	(191,126)	(42,610)	(15,040)

Net balance as of January 1,	1,640,129	1,374,123	957,161

Incurred related to:
Current year	426,863	673,294	651,027
Prior years	11,125	34,498	304,259

Total incurred	437,988	707,792	955,286

Paid related to:
Current year	(129,357)	(71,919)	(199,820)
Prior years	(519,230)	(369,867)	(331,474)

Total paid	(648,587)	(441,786)	(531,294)

Amortization of life and annuity reserve – net	—	—	(7,030)

Transfer of loss reserves on sale of OP Cat	(33,580)	—	—

Net balance as of December 31,	1,395,950	1,640,129	1,374,123
Plus reinsurance recoverable	114,620	191,126	42,610

Gross balance as of December 31,	$1,510,570	$1,831,255	$1,416,733

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $11.1 million, $34.5 million and $304.3 million in 2002, 2001 and 2000, respectively. The 2001 increase related mainly to adverse loss development on the reinsurance of the workers’ compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business. The increase in 2000 related primarily to accident & health, aviation, multi-line, marine and property programs written during 1997 to 1999. The increase reflected significant additional claims reported to the Company and management’s assessment of prevailing conditions in the reinsurance market, including industry announcements that indicated deterioration in loss estimates for 1999 storms and other large industry events.

Losses recoverable from reinsurers of $114.6 million and $191.2 million as of December 31, 2002, and 2001, respectively are included in reinsurance balances receivable in the consolidated balance sheets. Losses recoverable are due from a number of different reinsurers including several Lloyds of London syndicates. Following the terrorist attacks of September 11, 2001 OPL’s management conducted a thorough review of the claims paying ability of the Company’s reinsurers and subsequently made a provision for non-collectible reinsurance receivables of $10 million. Losses incurred are net of $(49.7) million, $189.3 million and $39.7 million of losses recoverable from reinsurers for the years ended December 31, 2002, 2001 and 2000 respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

9.         ACCRUED LOSSES AND LOSS EXPENSES (continued)

As of December 31, 2002 and 2001, there were no amounts due from any individual reinsurer in excess of 10% of OPL’s members’ equity.

10.       DEBT AND COMMITMENTS

OPL has issued or assumed certain long-term debt obligations, as follows:

(In thousands U.S.$)	2002	2001

Operating leases:
9 7/8% Series A Bonds due 2012	$60,000	$171,600
9 7/8% Series B Bonds due 2019	15,000	73,400

	75,000	245,000
Unamortized discount	(199)	(732)

	74,801	244,268
Finance lease:
7.53% non-recourse note through 2008	15,451	17,621
8.10% non-recourse note through 2011	10,070	10,070

	25,521	27,691
Hotel:
8.39% non-recourse note due through 2006	—	98,095

Office building:
7.44% non-recourse note due through 2007	—	186,045

Total long-term debt	$100,322	$556,099

Principal payments under debt obligations are as follows: (In thousands U.S.$)

2003	$2,339
2004	2,521
2005	2,718
2006	2,930
2007	3,158
After 2008	86,855

100,521
Unamortized discount	(199)

$100,322

The related leased asset collateralizes the finance lease debt. During the year ended December 31, 2002 the Company complied with all debt covenants.

As discussed in Note 8, during 2002 the Company sold Copley Marriott Hotel and Copley Place. The purchaser of each property assumed the associated existing debt of $96.7 million and $184.6 million respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

10.       DEBT AND COMMITMENTS (continued)

In 1989 a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding, incorporated in Delaware as a single purpose subsidiary of Overseas Capital Co. The Series A Bonds, in the principal amount of $171.6 million, are due in 2012; the Series B Bonds, in the principal amount of $73.4 million, are due in 2019. Overseas Credit, a single purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee.

The aircraft were sold in July 1998 and the data processing facility was sold in January 2002. OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the data processing facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds.

Following the February 2002 decision to put OPL’s operations into runoff the Company has sought to accelerate the settlement of reinsurance and real estate liabilities. During June 2002 OPL Funding approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale. There remain $60 million of Series A Bonds and $15 million of Series B Bonds outstanding, all held by one bondholder, an insurance company unrelated to OPL.

In the normal course of reinsurance business, OPL’s bankers have issued letters of credit totaling $474.3 million and $715.5 million as of December 31, 2002 and 2001, respectively, to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. The Company has historically obtained unsecured letter of credit facilities from its banks. Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that these facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At December 31, 2002 the Company had $678.2 million of cash and investments collateralizing our letter of credit facilities. In addition the Company had $197.4 million of cash and cash equivalents held in trust accounts to collateralize obligations to certain reinsureds.

The Company has commitments to private equity funds to invest a total of $65 million of which $18.7 million had been invested at December 31, 2002.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

11.       STOCK INCENTIVE PLAN

Under the 2000 OPL Incentive Compensation Plan (the “Plan”) the Company may issue, among others, Restricted Stock Grants (“RSG’s”), Incentive Stock Options (“ISO’s”) and Non-statutory Stock Options (“NQSO’s”). Under the plan there are 5,000,000 Ordinary Shares of the Company available for issuance. The number of shares available for grants reserved for issuance to participants under the Plan at December 31, 2002 was 4,378,700. As a result of OPL’s decision to runoff most of its operations, it is unlikely that any further awards of RSG’s, ISO’s or NQSO’s will be made.

During the year ended December 31, 2001 the Company issued 446,749 RSG’s at fair values of $14.50 per share. Under the Plan these grants generally vest over a three-year period from the date of grant, although the shares fully vest if employment is terminated without cause. These shares contain restrictions relating to forfeiture in the event of termination of employment and transferability. As the stock is issued, deferred compensation equivalent to the fair market value of the RSG’s on the date of the grant is charged to members’ equity and subsequently amortized as compensation expense over the period that the service is provided. As at December 31, 2002 there were 105,411 unvested RSG’s outstanding.

Options under the plan may be exercised for Common Shares of the Company upon vesting. The Options generally vest three years after the award date. Under the plan the Options expire seven years after vesting. Below is a summary of Options activity:

	2002		2001

	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE

Outstanding balance at January 1	1,474,831	$14.50	—
Granted	—		1,501,831	$14.50
Exercised	—		—
Forfeited	(1,057,102)	$14.50	(27,000)	$14.50

Outstanding balance at December 31	417,729	$14.50	1,474,831	$14.50

Options exercisable at December 31	—		—

At December 31, 2002 the weighted-average remaining contractual life of options outstanding was 8.25 years. As a result of OPL’s decision to runoff most of its operations, it is unlikely that these Stock Options will have any value in the future.

If the Company had adopted the fair value based method of accounting as per the provisions of SFAS 123, compensation costs would have been determined based on the estimated fair value of the stock options awards at the time of the grant. The effect on net income and earnings per share for the year ended December 31, 2002 would have been as follows:

(In thousands U.S.$ except per share amounts)	2002	2001

Net loss - as reported	$216,591	$260,758
Net loss - pro forma	217,271	261,967
Basic and diluted net loss per share - as reported	1.82	2.19
Basic and diluted net loss per share - pro forma	1.83	2.20

The fair value of each option grant was estimated on the date of the grant using the minimum value method, in which we used the following assumptions:

2001

Dividend yield	0%
Risk free interest rate	4.6%
Expected life	5 years

Total stock based compensation expensed for the years ended December 31, 2002 and 2001 was $2.8 million and $3.2 million, respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

12. BUSINESS SEGMENTS

The Company’s operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from Bermuda and Philadelphia (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers’ compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the years ended December 31, 2002, 2001 and 2000. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 2002, 2001 and 2000.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. At December 31, 2002 the portfolio included $875.5 million (December 31, 2001 $nil) of cash and investments that are restricted and are used to collateralize obligations to OPL’s cedants. Investments relating to real estate and leasing are primarily restricted and used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing. Summary financial information about the Company’s segments is presented in the following table:

(In thousands U.S.$)	2002	2001	2000

REVENUES
Reinsurance:
Premiums earned	$457,317	$609,412	$586,016
Commission and fee income	6,934	12,125	5,621
Gain on sale of PIP	—	5,964	—
Investment (loss) income	(144,334)	18,315	(71,082)

	319,917	645,816	520,555

Real estate and leasing:
Rentals	83,837	196,980	273,822
Gain on sale of assets	139,902	35,803	49,496
Investment income	48,777	22,129	38,609

	272,516	254,912	361,927

Consolidated	$592,433	$900,728	$882,482

NET LOSS BEFORE TAXES
Reinsurance	(264,073)	$(279,475)	$(585,009)
Real estate and leasing	103,315	57,661	64,885
Other operating expenses	(27,610)	(16,667)	(17,695)

Consolidated	(188,368)	$(238,481)	$(537,819)

ASSETS
Reinsurance:
Cash and investments	$2,312,821	$2,365,754	$2,486,330
Other	839,865	1,012,252	792,508

	3,152,686	3,378,006	3,278,838

Real estate and leasing:
Cash and investments	143,145	296,527	380,413
Other	43,535	616,441	918,333

	186,680	912,968	1,298,746

Consolidated	$3,339,366	$4,290,974	$4,577,584

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

12. BUSINESS SEGMENTS – (continued)

Approximately 90% of reinsurance revenues for 2002 and 80% for 2001 and 2000, respectively, were derived primarily from sources located in the United States. Other revenues were derived from customers located primarily in European countries. All of the Company’s leasing and real estate revenues are generated in the United States. For 2002, 2001 and 2000, all of the Company’s long-lived assets were located in the United States.

OPL earned premiums of $17.0 million, $18.6 million and $53.5 million for 2002, 2001 and 2000, respectively for the reinsurance of workers’ compensation insurance, written by Liberty Mutual Insurance Company for employees of UPS. This business was not renewed in 2002.

Until January 31, 2002 OPL’s real estate and leasing segment included a data processing facility leased to a UPS subsidiary. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of its election to terminate the data processing facility lease and its election to exercise its option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million. Total rent from the facility lease was $3.6 million, $18.7 million and $18.5 million in 2002, 2001 and 2000, respectively.

13. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.        In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses, (net of reinsurance recoverables), or a given fraction of net premiums written. At December 31, 2002 the minimum statutory capital and surplus requirements for OPL, OPRe and OPAL was approximately $15 million, $177 million and $1 million, respectively. Each company was in compliance with these requirements for the years ended December 31, 2002 and 2001.

2.        The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe and OPAL met these requirements for the years ended December 31, 2002, 2001 and 2000. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has subsequently been in compliance with the minimum liquidity ratio requirement.

3.        Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable in 2003 is $nil unless regulatory authority approval is obtained.

4.        OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2002, OPUS Re met the RBC requirements.

5.        As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by themselves. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities and the contingencies described in notes 5 and 15 prior to making such distributions.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

14. SUPPLEMENTARY INFORMATION

Reinsurance commissions, taxes and other expenses for 2002, 2001 and 2000 include amortization of acquisition expenses of $113.1 million, $181.4 million and $129.9 million and underwriting and claims related expenses of $28.5 million, $30.0 million and $15.6 million, respectively.

15. CONTINGENCIES

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, among other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York (the “Court”) and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a Racketeer Influenced and Corrupt Organizations (“RICO”) claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit.

The Company filed or joined in motions to dismiss all of the consolidated actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. In orders dated July 30, 2002, the Court granted in part and denied in part the motions to dismiss. Pursuant to the Court’s orders, the claims remaining against the Company are RICO, antitrust, and common law interference with contract claims. On November 8, 2002, the parties presented to the Court a stipulation and proposed order certifying a nationwide class with respect to certain of the claims brought by the plaintiffs, including the RICO and interference with contract claims against the Company. The Court signed the stipulation and proposed order. The stipulation does not certify the antitrust claims brought against the Company. Discovery has commenced. The Company believes that it has meritorious defenses to all claims asserted against it and intends to defend them vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years Ended December 31, 2002, 2001 and 2000

16. UNAUDITED QUARTERLY FINANCIAL DATA

2002

(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER

Reinsurance:
Net premiums earned	$205,009	$121,050	$67,680	$63,578
Commission and fee income	1,338	2,222	2,685	689
Investment (loss) income	(2,256)	1,313	(170,923)	27,532

	204,091	124,585	(100,558)	91,799
Real estate and leasing:
Rentals	42,652	35,761	4,590	834
Gain on sale of assets	47,100	58,892	34,211	(301)
Investment income	4,821	39,937	1,914	2,105

	94,573	134,590	40,715	2,638

Total revenues	298,664	259,175	(59,843)	94,437

Income (loss) before income taxes	23,700	(6,690)	(196,542)	(8,836)

Net income (loss)	4,454	(4,413)	(210,852)	(5,780)

Basic and diluted net income (loss) per share	$0.04	$(0.04)	$(1.77)	$(0.05)

2001

(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER

Reinsurance:
Net Premiums earned	$121,382	$184,266	$140,085	$163,679
Commission and fee income	2,343	947	361	8,474
Gain on sale of PIP	—	5,964	—	—
Investment (loss) income	(61,492)	60,633	(30,541)	49,715

	62,233	251,810	109,905	221,868
Real estate and leasing:
Rentals	57,023	51,033	45,618	43,306
Gain on sale of assets	5,161	30,641	—	1
Investment income	715	11,131	3,020	7,263

	62,899	92,805	48,638	50,570

Total revenues	125,132	344,615	158,543	272,438

(Loss) income before income taxes	(80,309)	89,002	(183,055)	(64,119)

Net (loss) income	(82,965)	69,462	(183,640)	(63,615)

Basic and diluted net (loss) income per share	$(0.69)	$0.58	$(1.54)	$(0.54)

EXHIBITS

TO

OVERSEAS PARTNERS LTD.

REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2002

EXHIBIT INDEX

(3)           Articles of Incorporation and Bye-Laws.

3(a)	Certificate of Incorporation	Incorporated by Reference of Exhibit 3(a) of Registration Statement (on Form S-1), No. 2-95460.

3(b)	Bye-Laws as amended and restated	Incorporated by Reference to Exhibit 3(b) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1999

3(c)	Altered Memorandum of Association	Incorporated by Reference to Exhibit 3(c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2000

(4)           Instruments defining the rights of security holders, including indentures.

4(a)	Copy of specimen stock certificate	Incorporated by Reference to Exhibit 99 (c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1996

4(b)	Agreement accepting restrictions on transfer and rights to purchase executed by recipients of shares	Incorporated by Reference of Exhibit 4(b) of Registration Statement (on Form S-1), No. 2-95460.

(10)         Material Contracts.

10(a)	Facultative Reinsurance Agreement between OPL and Liberty Mutual Fire Insurance Company and Amendments.	Incorporated by Reference to Exhibit 10(b) of OPL’s Registration Statement (on Form S-1) No. 2-95460.

10(b)	Series A Loan Agreement and Note between OPL Funding and OPCC dated November 6, 1990.	Incorporated by Reference to Exhibit 10(o) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944

10(c)	Security Agreement between OPL Funding and OPCC dated November 6, 1990.	Incorporated by Reference to Exhibit 10(p) of OPL’s Post Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

10(d)	Series B Loan Agreement and Note between OPL Funding and OPCC dated November 6, 1990	Incorporated by Reference to Exhibit 10(v) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944

10(e)	Mortgage and Security Agreement between OPL Funding and OPCC dated November 6, 1990.	Incorporated by Reference to Exhibit 10(w) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

10(f)	Amended and Restated Trust Indenture and Security Agreement between OPL Funding, Overseas Partners Credit, Inc. (“OPL Credit”) and Continental Bank N.A. as trustee, dated November 6, 1990.	Incorporated by Reference to Exhibit 10(x) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

E-1

10(g)	Bond Purchase Agreement among OPL Funding, UPS, OPL and Salomon Brothers Inc. dated November 6, 1990.	Incorporated by Reference to Exhibit 10(y) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

10(h)	Letter Agreement from OPL Funding, UPS and OPL to each Purchaser of the Bonds dated November 9, 1990.	Incorporated by Reference to Exhibit 10(z) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

10(i)	Indemnification Agreement among OPL, OPL Funding, OPCC and Continental Bank N.A., as Trustee, dated November 6, 1990.	Incorporated by Reference to Exhibit 10(aa) of OPL’s Post-Effective Amendment No. 1 to Registration Statement (on Form S-2) No. 33-30944.

10(j)	The Overseas Partners Ltd. and Subsidiaries Retirement Plan As Amended and Restate Generally Effective January 1, 1997	Incorporated by Reference to Exhibit 10(hhhh) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1997

10(k)	Investment Manager Agreement by and between Oxford Advisors Ltd. and Overseas Partners Ltd.	Incorporated by Reference to Exhibit 10 (uuuu) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998

10(l)	Overseas Partners Ltd. Incentive Compensation Plan	Incorporated by Reference to of OPL’s Employee Benefit Plan Registration Statement on Form S-8 as filed on May 31, 2000

10(m)	Employment agreement between Overseas Partners Ltd. and Mary Rowland Hennessy, dated September 27, 2001.	Incorporated by Reference to Exhibit 10 (b) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001

10(n)	Employment agreement between Overseas Partners Ltd. and Mark Bridges, dated December 20, 2001.	Incorporated by Reference to Exhibit 10 (hhh) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2001

10(o)	Employment agreement between Overseas Partners Ltd. and Mark Cloutier, dated December 5, 2001.	Incorporated by Reference to Exhibit 10 (iii) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2001

10(p)	Employment agreement between Overseas Partners Ltd. and Michael Cascio, dated December 20, 2001.	Incorporated by Reference to Exhibit 10 (jjj) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2001

10(q)	Employment agreement between Overseas Partners Ltd. and Jed Rhoads, dated January 10, 2002.	Incorporated by Reference to Exhibit 10 (kkk) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2001

10(r)	Separation agreement and general release between Overseas Partners Ltd. and Mary R. Hennessy, made as of April 15, 2002.	Incorporated by Reference to Exhibit 10 (a) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002

E-2

10(s)	Separation agreement and general release between Overseas Partners Ltd. and Jed Rhoads, made as of April 15, 2002.	Incorporated by Reference to Exhibit 10 (b) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002

10(t)	Purchase and sale agreement for the Marriott Copley between Copley One LLC, and Host Marriott Corporation, dated June 13, 2002.	Incorporated by Reference to Exhibit 10 (a) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002

10(u)	Purchase and sale agreement for Copley Place between Overseas Capital Co. and Simon Property Group, L.P., dated July 19, 2002.	Incorporated by Reference to Exhibit 10 (b) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002

10(v)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Bridges dated September 1, 2002.	Incorporated by Reference to Exhibit 10 (a) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

10(w)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Cloutier dated September 1, 2002.	Incorporated by Reference to Exhibit 10 (b) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

(21)	Subsidiaries	Filed herewith.

(99)	Additional exhibits:

(99a)	Custody Arrangements for OPL Common Stock.	Incorporated by Reference to Exhibit 28(c) of OPL’s Registration Statement (on Form S-1) No. 2-95460.

E-3