Form 10-Q
period 2003-03-31
OVERSEAS PARTNERS LTD
filed 2003-05-06
CIK 740125

UNITED STATES SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

Commission file Number 0-11538

Overseas Partners Ltd.

(Exact name of registrant as specified in its charter)

Islands of Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Cumberland House, One Victoria Street, Hamilton HM 11, Bermuda

(Address of principal executive offices) (Zip Code)

(441) 295-0788

(Registrant’s telephone number, including area code)

N/A

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

Common Stock, par value $.10 per share

(Title of Class)

118,832,342 Shares

Outstanding at May 6, 2003

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited )	(Audited )
ASSETS:
Investments:
Trading, at fair value –
Equity securities (cost: 2003 – $450,193, 2002 – $450,193)	$534,469	$524,752
Available-for-sale, at fair value –
Debt securities (amortized cost: 2003 – $102,863, 2002 – $153,096)	103,166	154,389
Restricted debt securities (amortized cost: 2003 – $606,708, 2002 – $599,749)	643,260	634,378
Equity securities (cost: 2003 – $272,468, 2002 – $280,191)	283,459	294,901

	1,564,354	1,608,420
Cash and cash equivalents	470,712	492,158
Restricted cash and cash equivalents	307,837	355,388
Reinsurance balances receivable	336,203	360,749
Funds withheld	268,696	270,518
Losses and loss expenses recoverable	115,259	114,620
Deferred acquisition costs	25,488	20,681
Unearned premiums ceded	2,934	2,065
Real estate and leasing:
Finance lease	41,007	41,239
Other assets
Investment in and advances to affiliate	22,111	22,111
Investment in private equity funds, at cost	18,869	18,745
Goodwill	3,333	3,333
Insurance licenses	5,813	5,813
Other	24,834	23,526

Total assets	$3,207,450	$3,339,366

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,402,627	$1,510,570
Unearned premiums	213,971	182,851
Reinsurance balances payable	248,758	298,386
Accounts payable and other liabilities	40,106	38,467
Deferred income taxes	340	705
Long-term debt	99,758	100,322
Distributions payable	237,711	—

Total liabilities	$2,243,271	$2,131,301

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million shares; outstanding 118,855,342 shares	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	1,048,443	1,289,475
Treasury stock (2003 – 8,644,658 shares, 2002 – 8,644,658 shares), at cost	(158,047)	(158,047)
Deferred compensation	(153)	(310)
Accumulated other comprehensive gain	23,536	26,547

Total members’ equity	964,179	1,208,065

Total liabilities and members’ equity	$3,207,450	$3,339,366

Net book value per share	$8.11	$10.16

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Gross reinsurance premiums written	$70,199	$809,006
Reinsurance premiums ceded	(1,965)	(131,412)

Reinsurance premiums written	68,234	677,594
Change in unearned premiums	(30,470)	(472,585)

Reinsurance premiums earned	37,764	205,009
Commission and fee income	238	1,338
Operating lease with UPS	—	3,645
Finance lease	830	848
Hotel	—	20,050
Office building	—	18,109
Gain on sales of real estate assets	—	47,100
Interest	10,318	13,847
Realized loss on trading and available-for-sale securities	(8,877)	(20,929)
Unrealized gain on trading securities	9,718	5,972
Amortization of fixed income securities	(576)	2,626
Dividends	899	1,049

	50,314	298,664

EXPENSES:
Reinsurance losses and loss expenses	26,417	152,087
Reinsurance commissions, taxes and other expenses	20,055	68,022
Depreciation expense	—	4,319
Real estate and leasing operating expenses	135	26,597
Interest expense	2,343	11,904
Minority interest in earnings	—	1,130
Investment expenses	951	2,307
Other operating expenses	3,011	8,598

	52,912	274,964

(Loss) income before income taxes	(2,598)	23,700
Income taxes	(723)	(19,246)

Net (loss) income	$(3,321)	$4,454

Basic and diluted net (loss) income per share	$(0.03)	$0.04

Weighted average number of shares outstanding	118,855	119,093

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net (loss) income	$(3,321)	$4,454
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(10,616)	(23,323)
Less: reclassification adjustment for losses included in net (loss) income	7,384	18,532

Other comprehensive loss before income tax	(3,232)	(4,791)
Income tax recovery related to other comprehensive loss items	221	128

Other comprehensive loss	(3,011)	(4,663)

Comprehensive loss	$(6,332)	$(209)

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Three Months Ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

Deferred

Compensation

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2002	$—	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921

Net income	—	—	—	—	—	—	—	4,454	—	4,454

Restricted shares forfeited	—	—	—	(1)	(19)	19	—	—	—	—

Amortization of restricted common stock compensation	—	—	—	—	—	1,843	—	—	—	1,843

Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(4,663)

Balance, March 31, 2002	$—	127,500	$12,750	(8,407)	$(155,425)	$(1,253)	$37,650	$1,510,520	(4,663)	$1,320,555

Balance, January 1, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065

Net loss	—	—	—	—	—	—	—	(3,321)	—	(3,321)

Distribution declared ($2.00 per share)	—	—	—	—	—	—	—	(237,711)	—	(237,711)

Amortization of restricted common stock compensation	—	—	—	—	—	157	—	—	—	157

Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(3,011)	(3,011)

Balance, March 31, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(153)	$37,650	$1,048,443	$23,536	$964,179

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,321)	$4,454
Adjustments to reconcile net (loss) income to net cash (expended) provided by operating activities:
Deferred income taxes	(738)	(3,188)
Depreciation expense	—	4,319
Minority interest in earnings	—	1,130
Realized loss on securities	8,877	20,929
Unrealized gain on trading securities	(9,718)	(5,972)
Amortization of fixed income securities	576	(2,626)
Amortization of restricted common stock compensation	157	1,843
Gain on sales of real estate assets	—	(47,100)
Other	232	104
Changes in assets and liabilities:
Reinsurance balances receivable	24,546	(494,624)
Losses and loss expenses recoverable	(639)	(7,763)
Funds withheld	1,822	(5,222)
Deferred acquisition costs	(4,807)	(57,940)
Unearned premiums ceded	(869)	(109,666)
Other assets	(838)	3,464
Accrued losses and loss expenses	(107,943)	60,073
Unearned premiums	31,120	582,775
Reinsurance balances payable	(49,628)	62,031
Accounts payable and other liabilities	1,192	13,826
Proceeds from sale of trading investments	—	4,000
Purchase of trading investments	—	(1,629)

Net cash flow (expended) provided by operating activities	(109,979)	23,218

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	170,365	315,001
Purchase of available-for-sale investments	(128,819)	(159,018)
Purchase of held-to-maturity investments	—	(84,192)
Sale of restricted cash and cash equivalents, net	47,551	—
Net proceeds from sales of real estate assets	—	141,517
Additions to real estate and leasing assets	—	(447)

Net cash flow generated by investing activities	89,097	212,861

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of debt	(564)	(1,827)
Distributions to minority interest	—	(1,195)

Net cash flow expended by financing activities	(564)	(3,022)

Net (decrease) increase in cash and cash equivalents	(21,446)	233,057
Cash and cash equivalents:
Beginning of period	492,158	485,902

End of period	$470,712	$718,959

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$4,415	$4,625
Interest	$491	$6,024

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has continued to dispose of its real estate assets such that as of March 31, 2003 OPL has only one remaining leased asset.

The decision to put the reinsurance operations into runoff will significantly change the future results of OPL’s operations and the associated cash flows. There will be no new business written; therefore the cash received from premiums will significantly decrease. The Company has become cash flow negative in its reinsurance operations and expects this to continue over the next few years. Nevertheless, OPL management believes that the Company’s current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

2.	SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

3.    TAXES

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

On December 22, 1998, the United States Internal Revenue Service (“IRS”) issued a Notice of Deficiency with respect to OPL’s 1988 through 1990 taxable years in which it asserted that OPL is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. On March 19, 1999, OPL filed a petition in the United States Tax Court contesting the asserted deficiencies in tax and additions to tax in the Notice of Deficiency. On May 18, 1999, the IRS filed its Answer to OPL’s Petition. The IRS has also asserted that OPL is subject to United States taxation for its 1991 through 1994 taxable years and has proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. OPL has filed a Protest against the proposed assessment with the Appellate Division of the IRS with respect to the years 1991 through 1994. The IRS based its challenges for all years on the assertion that OPL was engaged in a U.S. business with respect to two lines of business: (1) the reinsurance of certain shipper’s risk coverage for United Parcel Service of America, Inc. (“UPS”) customers and (2) the reinsurance of certain workers’ compensation coverage for UPS. The IRS has not proposed an assessment for years subsequent to 1994, although a Notice of Proposed Adjustment, reflecting similar positions, has been issued recently by the IRS in connection with the audit of the years 1995 through 1998. The IRS also could take similar positions for the 1999 year.

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

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS Re). These subsidiaries are subject to United States income and other taxes.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

4.	BUSINESS SEGMENTS

The Company’s operations are presently conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, workers’ compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the three-month periods ended March 31, 2003 and 2002. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three-month periods ended March 31, 2003 and 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. At March 31, 2003 the portfolio included $834.9 million (at December 31, 2002, $875.5 million) of cash and investments that are restricted and are used to collateralize obligations to our cedants. Investments relating to real estate and leasing are primarily restricted and used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing. Summary financial information about the Company’s segments is presented in the following tables:

	Three months ended March 31,

(In thousands)	2003	2002

REVENUES
Reinsurance:
Premiums earned	$37,764	$205,009
Commission and fee income	238	1,338
Investment income (loss)	9,821	(2,256)

	47,823	204,091

Real estate and leasing:
Rentals	830	42,652
Gain on sale of assets	—	47,100
Investment income	1,661	4,821

	2,491	94,573

Consolidated	50,314	298,664

NET INCOME (LOSS) BEFORE TAXES
Reinsurance	400	(18,325)
Real estate and leasing	13	50,623
Other operating expenses	(3,011)	(8,598)

Consolidated	$(2,598)	$23,700

(In thousands)	March 31, 2003	December 31, 2002 (Audited)

ASSETS
Reinsurance
Cash and investments	$2,219,081	$2,312,821
Other	817,865	839,865

	3,036,946	3,152,686

Real estate and leasing
Cash and investments	123,822	143,145
Other	46,682	43,535

	170,504	186,680

Consolidated	$3,207,450	$3,339,366

Substantially all of the Company’s long-lived assets, interest expense and income tax expense relate to the Company’s real estate and leasing operations. The Company’s long-lived assets also include $5.8 million relating to the capitalized cost of insurance licenses owned by OPUS Re and goodwill of $3.3 million relating to the Company’s 22% ownership of a Florida based workers’ compensation insurance company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

4.	BUSINESS SEGMENTS (continued)

For the three-month periods ended March 31, 2003 and 2002 reinsurance revenues were derived primarily from sources located in the United States. All of the Company’s leasing and real estate revenues are generated in the United States. For 2003 and 2002, all of the Company’s long-lived assets were located in the United States.

Until January 31, 2002 OPL’s real estate and leasing segment included a data processing facility leased to a UPS subsidiary. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of their election to terminate the data processing facility lease and their election to exercise their option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equivalent to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million. Total rent from the facility lease was $3.6 million for the three months ended March 31, 2002.

5.	STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the three months ended March 31, 2003 and 2002.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) are not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPRe and OPAL met these requirements for the three months ended March 31, 2003 and 2002. OPL did not meet the minimum liquidity ratio requirement at December 31, 2001 as significantly all of its assets were invested in subsidiaries. In February 2002 OPL received a distribution of cash from OPCC and has subsequently been in compliance with the minimum liquidity ratio requirement.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable in 2003 is $nil unless regulatory authority approval is obtained.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At March 31, 2003 and December 31, 2002, OPUS Re met the RBC requirements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

5.	STATUTORY FINANCIAL INFORMATION (continued)

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities and the contingencies described in Notes 3 and 6 to the Unaudited Consolidated Financial Statements prior to making such distributions. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003.

6.	CONTINGENCIES

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits allege, among other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further allege that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York (the “Court”) and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a Racketeer Influenced and Corrupt Organizations (“RICO”) claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleges violations of United States antitrust laws and state unfair trade practice and consumer protection laws. The allegations in the lawsuits are drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit.

The Company filed or joined in motions to dismiss all of the consolidated actions on a number of grounds, including that the antitrust claim fails to state a claim upon which relief can be granted, and that the remaining claims are preempted by federal law. In orders dated July 30, 2002, the Court granted in part and denied in part the motions to dismiss. Pursuant to the Court’s orders, the claims remaining against the Company are RICO, antitrust, and common law interference with contract claims. On November 8, 2002, the parties presented to the Court a stipulation and proposed order certifying a nationwide class with respect to certain of the claims brought by the plaintiffs, including the RICO and interference with contract claims against the Company. The Court approved the stipulation and proposed order. The stipulation does not certify the antitrust claims brought against the Company. Discovery has commenced. The Company believes that it has meritorious defenses to all claims asserted against it and intends to defend them vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three-months ended March 31, 2003 and 2002. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the audited consolidated financial statements of the Company at and for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Reinsurance:

(In thousands)	2003	2002

Gross premiums written	$70,199	$809,006
Premiums ceded	(1,965)	(131,412)

Net premiums written	68,234	677,594
Change in unearned premiums	(30,470)	(472,585)

Premiums earned	37,764	205,009
Commission and fee income	238	1,338

	38,002	206,347

Losses and loss expenses	(26,417)	(152,087)
Commissions, taxes and underwriting expenses	(20,055)	(68,022)

	(46,472)	(220,109)

Underwriting loss	(8,470)	(13,762)

Investment income (loss)	8,870	(4,563)

Reinsurance income (loss)	$400	$(18,325)

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

Following the decision to place the Company into runoff, we have completed the early commutation (i.e. negotiated settlement and cancellation) and novation (i.e. transfer of our rights and obligations to another reinsurer) of several reinsurance programs, which had significant exposure to future loss and / or cash flow needs. Loss reserve settlements that are structured as commutations are recorded as an increase or decrease in incurred claims whereas the commutation of unexpired risks and novations are recorded as a return of the original premium income and attendant claims and expenses.

Gross premiums written for the three months ended March 31, 2003 of $70.2 million include $80.4 million of premiums written by OPUS Re relating to multi-year accident & health and agricultural reinsurance treaties that OPUS Re had committed to write prior to the decision to place OPUS Re into runoff. During the three months ended March 31, 2003 there was also a reduction in premiums written of $10.2 million due to a decrease in estimates of ultimate premiums relating to our Bermuda reinsurance operations.

Reinsurance: (continued)

Premiums ceded for the three months ended March 31, 2003 decreased to $2.0 million compared to $131.4 million for the three months ended March 31, 2002. Premium ceded for the three months ended March 31, 2003 primarily related to stop loss reinsurance purchased for OPUS Re’s agricultural reinsurance book of business. Premium ceded for the three months ended March 31, 2002 primarily related to:

•	$77.4 million of property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002.

•	$46.8 million of premiums ceded relating to one of our finite risk contracts where we had ceded 48% of our assumed risks to another reinsurer. This contract was subsequently novated to another reinsurer in the second quarter of 2002.

•	$3.4 million of premiums ceded relating to our purchase of several layers of excess of loss protection for our aviation book of business. The reinsurance protection provides coverage of $12.0 million in excess of $3.0 million for a single loss event for losses occurring up until August 2003. Each layer of this excess of loss protection can be reinstated a maximum of either one or two times.

Premiums earned for the three months ended March 31, 2003 decreased to $37.8 million compared to $205.0 million for the three months ended March 31, 2002. This decrease was due to the decision to put our reinsurance operations into runoff. Premiums earned will continue to decrease in future periods.

Commission and fee income decreased to $0.2 million for the three months ended March 31, 2003 compared with $1.3 million for the corresponding period in 2002. This decrease is due to a decrease in fees earned on our finite risk contracts due to the effects of commutations and novations following the decision to put our reinsurance operations into runoff.

Commissions, taxes and underwriting expenses for the three months ended March 31, 2003 decreased by $48.0 million to $20.1 million from $68.0 million for the three months ended March 31, 2002. This decrease was due to the reduction in premiums earned in the three months ended March 31, 2003 and the change in mix of business written.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums, was 123.1% for the three months ended March 31, 2003 and we experienced a net underwriting loss of $8.5 million. The underwriting loss was primarily due to:

•	OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income;

•	Loss adjustment expenses, comprising largely legal fees and internal costs of runoff.

The combined ratio for the three months ended March 31, 2002 was 107.4% and we experienced a net underwriting loss of $13.8 million.

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

Reinsurance Investment (Loss) Income

(In thousands)	(Loss) Income 2003	Other Comprehensive (Loss) Income 2003	Total Return 2003	(Loss) Income 2002	Other Comprehensive Income (Loss) 2002	Total Return 2002

Equities
Available-for-sale	$(7,387)	$(3,720)	$(11,107)	$(18,156)	$12,450	$(5,706)
Trading	10,825	—	10,825	6,270	—	6,270
Fixed income	5,034	831	5,865	9,065	(17,014)	(7,949)
Other	1,349	(62)	1,287	565	(99)	466
Expenses	(951)	—	(951)	(2,307)	—	(2,307)

	$8,870	$(2,951)	$5,919	$(4,563)	$(4,663)	$(9,226)

As discussed below in the Liquidity and Capital Resources section, the asset allocation of our reinsurance investment portfolio changed significantly during the year ended December 31, 2002, as a result of the change in the Company’s business and the decision to put the reinsurance operations into runoff. The revised asset allocation reflects our lower risk tolerance and provides more short-term liquidity. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide equity and bond markets.

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income.

Our reinsurance portfolio generated income of $5.9 million for the three months ended March 31, 2003. This consisted of net income of $8.9 million recorded in income and a change in net unrealized losses of $3.0 million that was recorded in other comprehensive income compared to a total negative return of $9.2 million consisting of a net loss of $4.6 million that was recorded in income and net unrealized losses of $4.7 million for the three months ended March 31, 2002.

For the three months ended March 31, 2003 our available-for-sale equity portfolio has generated a loss of 3.6%, or $11.1 million, consisting of a loss of $7.4 million that was recorded in income and a change in net unrealized losses of $3.7 million that was recorded in other comprehensive income. These results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and our investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the three months ended March 31, 2003 the amount of the write-down was $7.5 million including $6.4 million relating to our investment in the Bermuda based life reinsurer. This investment has generated a total negative return of $3.0 million for the three months ended March 31, 2003 compared to a total negative return of $10.9 million for the same period in 2002. The rest of our available-for-sale equity portfolio closely tracks the S&P 500 index. During the three months ended March 31, 2003, our S&P 500 equity portfolio generated a loss of 2.7% or $8.1 million, consisting of a loss of $1.0 million and net unrealized losses of $7.1 million that were recorded in other comprehensive income. During the three months ended March 31, 2002, our available-for-sale equity portfolio generated a loss of 0.9% or $5.7 million, consisting of a loss of $18.2 million and net unrealized gains of $12.5 million that were recorded in other comprehensive income.

Our trading equities are multi-manager funds, which are primarily a combination of fixed income strategies, and have generated a gain of 2.0%, or $10.8 million for the three months ended March 31, 2003 compared to a gain of 1.2%, or $6.3 million for the three months ended March 31, 2002. We record unrealized gains and losses on our multi-manager funds in income.

For the three months ended March 31, 2003 our fixed income portfolios generated a gain of 1.0%, or $5.9 million, consisting of $5.0 million that was recorded in income and net unrealized gains of $0.8 million recorded in other comprehensive income. For the three months ended March 31, 2002 our fixed income portfolios generated a loss of 0.5%, or $7.9 million, consisting of $9.1 million that was recorded in income and net unrealized losses of $17.0 million recorded in other comprehensive income.

Cash and cash equivalents earn short-term money market rates which equated to an annualized return of 1.8% for the three months ended March 31, 2003 compared to 1.9% for the same period in 2002.

Real Estate and Leasing:

(In thousands)	2003	2002

REVENUE:
Office building	$—	$18,109
Hotel	—	20,050
Leasing	830	4,493
Gain on sale of assets	—	47,100

	830	89,752

EXPENSES:
Operating expenses	(135)	(26,597)
Interest expense	(2,343)	(11,904)
Depreciation expense	—	(4,319)
Minority interest in earnings	—	(1,130)

	(2,478)	(43,950)

Operating (loss) income	(1,648)	45,802

Investment income:
Amortization of zero-coupon notes	1,548	4,345
Other	113	476

Investment income	1,661	4,821

Real estate and leasing income	$13	$50,623

Office building revenue for the three months ended March 31, 2003 was $nil due to the sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston, on July 19, 2002.

Hotel revenue for the three months ended March 31, 2003 was $nil due to the sale of the Marriott Copley Hotel on June 13, 2002.

Leasing revenue of $0.8 million for the three months ended March 31, 2003 related to a finance lease with the Kmart Corporation of a regional distribution facility in Manteno, Illinois. The reduction in leasing revenue from $4.5 million for the three months ended March 31, 2002 was due to the sale to UPS of the data processing facility leased to UPS and the termination of the lease on January 31, 2002.

On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. On April 22, 2003 a judge approved Kmart Corporation’s bankruptcy exit plan with an effective date of May 5, 2003. As part of the exit plan Kmart Corporation assumed the lease on the Manteno distribution facility with the original lease terms intact. To date the Kmart Corporation has not defaulted on any of its lease payments. However, there can be no assurance that it will not default on its future payments.

For the three months ended March 31, 2003 operating expenses, interest expense and depreciation expense decreased to $0.1 million, $2.3 million and $nil, respectively, compared to $26.6 million, $11.9 million and $4.3 million, respectively, for the three months ended March 31, 2002. These decreases were primarily due to the sales of the data processing facility in January 2002, the Marriott Copley Hotel in June 2002 and Copley Place in July 2002 and the repurchase of $170 million of debt in June 2002.

Net (loss) income:

(In thousands)	2003	2002

NET (LOSS) INCOME BEFORE TAXES
Reinsurance	$400	$(18,325)
Real estate and leasing	13	50,623
Other operating expenses	(3,011)	(8,598)

Consolidated net (loss) income before taxes	(2,598)	23,700
Income taxes	(723)	(19,246)

Net (loss) income	$(3,321)	$4,454

The net loss for the three months ended March 31, 2003 was $3.3 million compared to net income of $4.5 million for the same period in 2002. The loss was primarily due to the write down in the cost basis of $7.5 million of investments in our equity portfolio, where the decline in value was considered other than temporary. For the three months ended March 31, 2003 there was a tax charge of $0.7 million compared to a charge of $19.2 million for the same period in 2002. The decrease was primarily due to the tax due on the gain on sale of the data processing facility in the three months ended March 31, 2002. Basic and diluted net loss per share was $0.03 for the three months ended March 31, 2003 compared to net income per share of $0.04 for the same period in 2002.

Liquidity and Capital Resources

(In thousands)	2003	2002

CASH FLOWS
Operating activities	$(109,979)	$23,218
Investing activities	89,097	212,861
Financing activities	(564)	(3,022)

Net (decrease) increase in cash and cash equivalents	$(21,446)	$233,057

Cash and cash equivalents decreased due to the following:

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

Reinsurance operations used $112.7 million for the three months ended March 31, 2003 compared to generating $18.4 million for the three months ended March 31, 2002. This significant increase in cash used is due to the effect of commutations and novations of reinsurance contracts, the timing of premium receipts and the payment of claims.

Real estate operations used $4.3 million for the three months ended March 31, 2003 compared to using $4.7 million for the three months ended March 31, 2002. The net cash outflow was due to payments of tax and reduced cashflows due to the sale of the Copley Marriott Hotel and the sale of Copley Place.

We received $10.0 million of interest and dividends during the three months ended March 31, 2003 compared to $15.8 million for the three months ended March 31, 2002.

During the three months ended March 31, 2003 we used $3.0 million for the payment of other operating expenses compared to using $8.6 million for the three months ended March 31, 2002. The reduced outflow was primarily as a result of the reduction in expenses following the runoff decision.

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

Investing activities – (continued)

During the three months ended March 31, 2003, we purchased $128.8 million and sold $170.4 million of available-for-sale investments compared to $159.0 million and $315.0 million, respectively for the three months ended March 31, 2002. During the first quarter of 2002, sales from our available-for-sale investment portfolios exceeded purchases by $156.0 million. This was primarily due to the sale of one of our S&P 500 portfolios (to reduce equity price risk), with the proceeds being held in cash and cash equivalents.

Following our decision to runoff our reinsurance operations, our banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. At March 31, 2003 the Company had $834.9 million of assets collateralizing obligations to our cedants, of which $307.8 million was restricted cash and cash equivalents. The collateral includes $202.1 million held in trust accounts.

During the three months ending March 31, 2002 our real estate investing activities produced net cash inflow of $141.5 million, which primarily related to the sale of the data processing facility and the land on which it is located. The purchase of the data processing facility by the Company was originally financed, in 1989, by issuing $73.4 million of 9.875% non-callable bonds, (“Series B Bonds”), due 2019. From the sale proceeds of the data processing facility we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds.

Financing activities

During the three months ended March 31, 2003 the Company repaid $0.6 million of debt relating to the finance lease with Kmart Corporation. During the same period in 2002 there was a repayment of debt of $1.8 million.

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

We expect that all future returns of capital to our shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support the runoff of our accrued loss and loss expense liabilities, our contingent liabilities, regulatory requirements and availability of unrestricted liquid assets. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003.

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

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business and to runoff our reinsurance operations, the banks required that these facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At March 31, 2003 the Company had $834.9 million of cash and investments collateralizing obligations to our cedants, including $202.1 million held in trust accounts.

At March 31, 2003 the reinsurance segment had $2.2 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims, including those related to the events of September 11, 2001, and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities.

Sources of capital and liquidity – (continued)

As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by applicable law and OPUS Re requires regulatory approval to pay a dividend. See Note 5 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause its operations to begin an orderly runoff, the Company will seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003.

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

Inflation

Inflation, including damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, however, earn income on the funds retained for a period of time until eventual payment of a claim. Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risks in 2003. The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.    Controls and Procedures

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	the uncertainties of the reserving process
•	the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001
•	future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2007, financial guaranty programs that expire in 2005 and a residual value reinsurance program where the Company is exposed to losses until 2013
•	our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001
•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates
•	loss of the services of any of the Company’s remaining executive officers
•	uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)
•	losses due to interest rate fluctuations
•	volatility in global financial markets which could affect our investment portfolio
•	the resolution of any pending or future tax assessments by the IRS against us, and
•	the resolution of other pending litigation.

We do not undertake to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Notes 3 and 6 to the Financial Statements for discussions of current legal proceedings to which OPL is a party.

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits: None

b)	Reports on Form 8-K:

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

Item 7— Financial Statements, Pro forma Financial Information And Exhibits.

- On April 7, 2003 OPL filed a report on Form 8-K containing the following information:

Item 5 — Other Events. On or about April 7, 2003 Overseas Partners Ltd. issued its Annual Report including a letter to shareowners representing a summary of the Company’s 2002 results and news.

Item 7— Financial Statements, Pro forma Financial Information And Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2003	OVERSEAS PARTNERS LTD.

	By:	/s/ MARK R. BRIDGES
Mark R. Bridges President and Chief Executive Officer

By:	/s/ CHRIS FLEMING
Chris Fleming Chief Accounting Officer

CERTIFICATIONS

I, Mark R. Bridges, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Overseas Partners Ltd.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By: /s/ MARK R. BRIDGES Mark R. Bridges President and Chief Executive Officer

CERTIFICATIONS

I, Chris Fleming, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Overseas Partners Ltd.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003	By: /s/ CHRIS FLEMING Chris Fleming Chief Accounting Officer