Form 10-Q
period 2003-06-30
OVERSEAS PARTNERS LTD
filed 2003-08-13
CIK 740125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003

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

YES ☒ NO ☐

Common Stock, par value $.10 per share
(Title of Class)

118,820,892 Shares
Outstanding at August 13, 2003

PART I. FINANCIAL INFORMATION
OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002

	(Unaudited)	(Audited)

ASSETS:
Investments:
Trading, at fair value –
Equity securities (cost: 2003 – $450,193, 2002 – $450,193)	$557,283	$524,752
Available-for-sale, at fair value –
Debt securities (amortized cost: 2003 – $162,292, 2002 – $153,096)	162,472	154,389
Restricted debt securities (amortized cost: 2003 – $703,467, 2002 – $599,749)	745,124	634,378
Equity securities (cost: 2003 – $85,524, 2002 – $280,191)	103,362	294,901

	1,568,241	1,608,420
Cash and cash equivalents	325,910	492,158
Restricted cash and cash equivalents	177,120	355,388
Reinsurance balances receivable	236,394	360,749
Funds withheld	254,685	270,518
Losses and loss expenses recoverable	95,353	114,620
Deferred acquisition costs	12,574	20,681
Unearned premiums ceded	495	2,065
Real estate and leasing:
Finance lease	40,770	41,239
Other assets
Investment in and advances to affiliate	22,922	22,111
Investment in private equity funds, at cost	19,473	18,745
Goodwill	3,333	3,333
Insurance licenses	—	5,813
Other	24,220	23,526

Total assets	$2,781,490	$3,339,366

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,270,459	$1,510,570
Unearned premiums	140,133	182,851
Reinsurance balances payable	216,627	298,386
Accounts payable and other liabilities	45,776	38,467
Deferred income taxes	210	705
Long-term debt	99,184	100,322

Total liabilities	$1,772,389	$2,131,301

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—
Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million shares; outstanding 118,820,892 shares	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	1,084,436	1,289,475
Treasury stock (2003 – 8,679,108 shares, 2002 – 8,644,658 shares), at cost	(158,329)	(158,047)
Deferred compensation	(108)	(310)
Accumulated other comprehensive gain	32,702	26,547

Total members’ equity	1,009,101	1,208,065

Total liabilities and members’ equity	$2,781,490	$3,339,366

Net book value per share	$8.49	$10.16

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES:
Gross reinsurance premiums written	$(43,378)	$(124,423)	$26,821	$684,583
Reinsurance premiums ceded	1,593	46,993	(372)	(84,419)

Reinsurance premiums written	(41,785)	(77,430)	26,449	600,164
Change in unearned premiums	72,290	198,480	41,820	(274,105)

Reinsurance premiums earned	30,505	121,050	68,269	326,059
Commission and fee income	7	2,222	245	3,560
Operating lease with UPS	—	—	—	3,645
Finance lease	825	844	1,655	1,692
Hotel	—	17,169	—	37,219
Office building	—	17,748	—	35,857
Gain on sales of real estate assets	—	58,892	—	105,992
Interest	8,828	13,096	19,146	26,943
Realized gain on securities	27,260	29,041	18,383	8,112
Unrealized gain (loss) on trading securities	22,820	(5,401)	32,538	571
Amortization of fixed income securities	(983)	3,298	(1,559)	5,924
Dividends	623	1,216	1,522	2,265

	89,885	259,175	140,199	557,839

EXPENSES:
Reinsurance losses and loss expenses	28,454	96,692	54,871	248,779
Reinsurance commissions, taxes and other expenses	10,174	40,717	30,229	108,739
Depreciation expense	—	4,204	—	8,523
Real estate and leasing operating expenses	347	23,840	482	50,437
Interest expense	2,332	88,206	4,675	100,110
Minority interest in earnings	—	690	—	1,820
Investment expenses	2,654	599	3,605	2,906
Impairment of intangible assets	5,813	2,484	5,813	2,484
Other operating expenses	4,825	8,433	7,836	17,031

	54,599	265,865	107,511	540,829

Income (loss) before income taxes	35,286	(6,690)	32,688	17,010
Income taxes	707	2,277	(16)	(16,969)

Net income (loss)	$35,993	$(4,413)	$32,672	$41

Basic and diluted net income (loss) per share	$0.30	$(0.04)	$0.27	$0.00

Weighted average number of shares outstanding	118,827	119,051	118,841	119,072

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$35,993	$(4,413)	$32,672	$41
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	36,999	(25,057)	24,890	(48,380)
Less: reclassification adjustment for (gains) losses included in net income	(27,260)	6,272	(18,383)	24,804

Other comprehensive income (loss) before income tax	9,739	(18,785)	6,507	(23,576)
Income tax payable related to other comprehensive income items	(573)	(1,935)	(352)	(1,807)

Other comprehensive income (loss)	9,166	(20,720)	6,155	(25,383)

Comprehensive income (loss)	$45,159	$(25,133)	$38,827	$(25,342)

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
Six Months Ended June 30, 2003 and 2002
(In thousands)
(Unaudited)

		Common Stock		Treasury Stock

	Preference Stock	Shares	Amount	Shares	Amount	Deferred Compensation	Contribution Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity

Balance, January 1, 2002	$—	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921
Net income	—	—	—	—	—	—	—	41	—	41
Restricted shares forfeited	—	—	—	(1)	(19)	19	—	—	—	—
Purchase of shares	—	—	—	(214)	(2,366)	—	—	—	—	(2,366)
Amortization of restricted common stock compensation	—	—	—	—	—	2,289	—	—	—	2,289
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(25,383)	(25,383)

Balance, June 30, 2002	$—	127,500	$12,750	(8,621)	$(157,791)	$(807)	$37,650	$1,506,107	$(104,407)	$1,293,502

Balance, January 1, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	—	32,672	—	32,672
Purchase of shares	—	—	—	(34)	(282)	—	—	—	—	(282)
Liquidating distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,711)	—	(237,711)
Amortization of restricted common stock compensation	—	—	—	—	—	202	—	—	—	202
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	6,155	6,155

Balance, June 30, 2003	$—	127,500	$12,750	(8,679)	$(158,329)	$(108)	$37,650	$1,084,436	$32,702	$1,009,101

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S.$ in thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$32,672	$41
Adjustments to reconcile net income to net cash expended by operating activities:
Deferred income taxes	581	(8,624)
Depreciation expense	—	8,523
Minority interest in earnings	—	1,820
Realized gain on securities	(18,383)	(8,112)
Unrealized gain on trading securities	(32,538)	(571)
Amortization of fixed income securities	1,559	(5,924)
Amortization of restricted common stock compensation	202	2,289
Gain on sales of real estate assets	—	(105,992)
Premium on debt repurchase	—	76,877
Other	469	1,921
Changes in assets and liabilities:
Reinsurance balances receivable	124,355	(283,045)
Losses and loss expenses recoverable	19,267	15,710
Funds withheld	15,833	(106,957)
Deferred acquisition costs	8,107	(34,014)
Unearned premiums ceded	1,570	(71,862)
Other assets	2,855	23,919
Accrued losses and loss expenses	(240,111)	29,443
Unearned premiums	(42,718)	346,285
Reinsurance balances payable	(81,759)	44,049
Accounts payable and other liabilities	4,068	(8,704)
Proceeds from sale of trading investments	—	3,863
Purchase of trading investments	—	(1,338)

Net cash flow expended by operating activities	(203,971)	(80,403)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	620,523	1,171,330
Purchase of available-for-sale investments	(521,937)	(230,962)
Proceeds from maturities of held-to-maturity investments	—	13,297
Purchase of held-to-maturity investments	—	(84,192)
Net movement in restricted cash and cash equivalents	178,268	(788,216)
Net cash outflow from sale of Overseas Partners Cat Ltd.	—	(38,632)
Net proceeds from sales of real estate assets	—	259,011
Additions to real estate and leasing assets	—	(9,219)

Net cash flow generated by investing activities	276,854	292,417

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(282)	(2,366)
Repayment and repurchase of debt	(1,138)	(250,044)
Liquidating distribution	(237,711)	—
Distributions to minority interest	—	(1,530)

Net cash flow expended by financing activities	(239,131)	(253,940)

Net decrease in cash and cash equivalents	(166,248)	(41,926)
Cash and cash equivalents:
Beginning of period	492,158	485,902

End of period	$325,910	$443,976

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$2,315	$16,632
Interest	$4,675	$17,616
Assignment of debt in partial consideration for sale of office building	$—	$96,699

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has continued to dispose of its real estate assets such that as of June 30, 2003 OPL has only one remaining leased asset.

The decision to put the reinsurance operations into runoff has significantly changed the ongoing results of OPL’s operations and the associated cash flows and will continue to do so. There has been no new business written; therefore the cash received from premiums has significantly decreased. The Company has become cash flow negative in its reinsurance operations and expects this to continue in the future. Nevertheless, OPL management believes that the Company’s current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Investments classified as available-for-sale are reviewed periodically to determine if they have sustained an impairment in value that is considered to be other than temporary. The identification of potentially impaired investments and the assessment of whether any decline in value is other than temporary involves significant management judgment. If investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46 requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all VIEs acquired before February 1, 2003. The Company is still evaluating the impact of FIN 46 on its financial statements.

During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The adoption of the fair value based method had no effect on net income for the three and six-month periods ended June 30, 2003 as no stock-based compensation awards have been made in 2003. The adoption of SFAS 123 in the current year is applied only to awards granted subsequent to January 1, 2003. As a result of OPL’s decision to runoff its operations, it is unlikely that any further stock-based compensation awards will be made.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

3.	TAXES

OPL and certain of its subsidiaries are incorporated under the laws of the Islands of Bermuda. OPL believes that neither it nor its Bermuda subsidiaries carry on business through a permanent establishment in the United States. Therefore, it does not expect itself or its Bermuda subsidiaries to be subject to United States income taxes. Under current Bermuda law, OPL and its Bermuda subsidiaries are not obligated to pay any tax in Bermuda based upon income or capital gains.

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

On January 22, 2003, OPL and the IRS jointly filed a Stipulation of Settled Issues and entered into a Closing Agreement on Final Determination Covering Specific Matters that substantially reduced the liabilities asserted against OPL described above. More specifically, OPL and the IRS agreed that there is no adjustment to OPL’s income deriving from or relating to premiums earned in connection with the shipper’s risk program for the years 1984 through 1999. Subsequently, OPL and the IRS agreed to settle the workers’ compensation reinsurance issue for 1988 through 1990, and on July 17, 2003, OPL and the IRS filed a stipulated decision in the Tax Court case in which OPL and the IRS agreed that there are no deficiencies in income taxes due from or overpayments due to OPL for the 1988 through 1990 tax years. The Tax Court entered the stipulated decision on July 24, 2003. OPL is in discussions with IRS regarding the unresolved workers’ compensation reinsurance issue for the years 1991 through 1999.

OPL believes that it has no tax liability, that it is not subject to United States taxation, and that there is substantial authority for its position. It will vigorously contest any remaining proposed assessments for 1991 through 1994 and any future assessments.

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS Re). These subsidiaries are subject to United States income and other taxes.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

4.	BUSINESS SEGMENTS

The Company’s operations are presently conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, workers’ compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the three-month periods ended June 30, 2003 and 2002. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three and six-month periods ended June 30, 2003 and 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. At June 30, 2003 the portfolio included $805.5 million (at December 31, 2002, $875.5 million) of cash and investments that are restricted and are used to collateralize obligations to our cedants. Investments relating to real estate and leasing are primarily restricted and used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing. Summary financial information about the Company’s segments is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2003	2002	2003	2002

REVENUES
Reinsurance:
Premiums earned	$30,505	$121,050	$68,269	$326,059
Commission and fee income	7	2,222	245	3,560
Investment income (loss)	57,069	1,313	66,890	(943)

	87,581	124,585	135,404	328,676

Real estate and leasing:
Rentals	825	35,761	1,655	78,413
Gain on sale of assets	—	58,892	—	105,992
Investment income	1,479	39,937	3,140	44,758

	2,304	134,590	4,795	229,163

Consolidated	89,885	259,175	140,199	557,839

NET INCOME BEFORE TAXES
Reinsurance	46,299	(13,423)	46,699	(31,748)
Real estate and leasing	(375)	17,650	(362)	68,273
Other operating expenses	(10,638)	(10,917)	(13,649)	(19,515)

Consolidated	$35,286	$(6,690)	$32,688	$17,010

(In thousands)	June 30, 2003	December 31, 2002(Audited)

ASSETS
Reinsurance
Cash and investments	$1,949,380	$2,312,821
Other	664,147	839,865

	2,613,527	3,152,686

Real estate and leasing
Cash and investments	121,891	143,145
Other	46,072	43,535

	167,963	186,680

Consolidated	$2,781,490	$3,339,366

Substantially all of the Company’s long-lived assets, interest expense and income tax expense relate to the Company’s real estate and leasing operations. During the three months ended June 30, 2003, the Company recorded an asset impairment provision of $5.8 million against the capitalized cost of insurance licenses owned by OPUS Re following an interim review in accordance with Statement of Financial Accounting Standards No. 142. Goodwill of

$3.3 million relating to the Company’s 22% ownership of a Florida based workers’ compensation insurance company is the only remaining intangible asset.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

4.	BUSINESS SEGMENTS (continued)

For the three and six-month periods ended June 30, 2003 and 2002 reinsurance revenues were derived primarily from sources located in the United States. All of the Company’s leasing and real estate revenues are generated in the United States. For 2003 and 2002, all of the Company’s long-lived assets were located in the United States.

5.	STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the six months ended June 30, 2003 and 2002.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the six months ended June 30, 2003.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable by OPUS Re in 2003 is $nil unless regulatory authority approval is obtained.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. If a company’s RBC is below a specified level, the company may be required to implement corrective action, and if RBC is less than other, lower levels, the Company is subject to regulatory action, including voluntary or mandatory control by the insurance regulator of its state of domicile. At June 30, 2003 and December 31, 2002, OPUS Re’s RBC exceeded the level at which any corrective action would be required.

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities and the contingencies described in Notes 3 and 6 to the Unaudited Consolidated Financial Statements prior to making such distributions. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three and six-months ended June 30, 2003 and 2002. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 and 2002

Reinsurance:

	Three months ended June 30,

(In thousands)	2003	2002

Gross premiums written	$(43,378)	$(124,423)
Premiums ceded	1,593	46,993

Net premiums written	(41,785)	(77,430)
Change in unearned premiums	72,290	198,480

Premiums earned	30,505	121,050
Commission and fee income	7	2,222

	30,512	123,272

Losses and loss expenses	(28,454)	(96,692)
Commissions, taxes and underwriting expenses	(10,174)	(40,717)

	(38,628)	(137,409)

Underwriting loss	(8,116)	(14,137)

Investment income, net of expenses	54,415	714

Reinsurance income (loss)	$46,299	$(13,423)

Underwriting

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its Bermuda based reinsurance operations to begin an orderly runoff. During the second quarter of 2002 we made the decision to place our United States subsidiary, OPUS Re, into runoff and to cease writing any further reinsurance business in that subsidiary. These decisions mean that OPL will not write any new reinsurance business. Premiums will continue to be earned on business written prior to the runoff decisions including some treaties written on a multi-year basis.

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

During the three months ended June 30, 2003 there was a reduction in written premium of $43.4 million. This was almost entirely due to the cancellation of OPUS Re’s agricultural reinsurance treaty that reduced written premium by $47.7 million. Premiums written for the three months ended June 30, 2002 of negative $124.4 million reflect the effect of commutations and novations.

Reinsurance: (continued)

Premiums ceded for the three months ended June 30, 2003 were negative $1.6 million compared to negative $47.0 million for the three months ended June 30, 2002. The negative premium ceded for the three months ended June 30, 2003 primarily related to the reversal of premiums ceded in connection with OPUS Re’s agricultural reinsurance that was cancelled during the quarter, as discussed above. The negative premium ceded for the three months ended June 30, 2002 primarily related to the reversal of $46.8 million of premiums ceded in connection with one of our finite risk contracts originally written prior to the runoff announcement and subsequently novated.

Premiums earned for the three months ended June 30, 2003 decreased to $30.5 million compared to $121.1 million for the three months ended June 30, 2002. This decrease was due to the decision to put our reinsurance operations into runoff. Premiums earned will continue to decrease in future periods.

Commission and fee income decreased to $0.0 million for the three months ended June 30, 2003 compared with $2.2 million for the corresponding period in 2002. This decrease is due to a decrease in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. These fees decreased due to the effects of commutations and novations following the decision to put our reinsurance operations into runoff. It is expected that commission and fee income will be negligible in future periods.

Commissions, taxes and underwriting expenses for the three months ended June 30, 2003 decreased by $30.5 million to $10.2 million from $40.7 million for the three months ended June 30, 2002. This decrease was due to the reduction in premiums earned in the three months ended June 30, 2003.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums, was 126.6% for the three months ended June 30, 2003 and we experienced a net underwriting loss of $8.1 million. The combined ratio for the three months ended June 30, 2002 was 113.5% and we experienced a net underwriting loss of $14.1 million. The underwriting losses in both periods were primarily due to:

•	Loss adjustment expenses, comprising largely legal fees and internal costs of runoff;

•	OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

We are currently having discussions with an interested party regarding the sale of OPUS Re. In the event that a sale is completed we will realize a loss, which will be recognized in the period in which the subsidiary is sold. The amount of such loss cannot currently be determined.

The Company provided retrocessional reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable. Thus, if the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and is not scheduled for completion until December 2004 at the earliest. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer’s favor and therefore benefit OPL as its retrocessionaire. The Company continues to reserve for losses and loss expenses without regard to any possibility that the reinsurer’s contract will be rescinded. However, such reserves are necessarily estimates and may vary significantly as claims are settled.

The Company is engaged in several other ongoing disputes, including arbitration and litigation that have arisen in the ordinary course of business. The Company continues to reserve for losses and loss expenses based on the terms of contractual arrangements currently in force.

Reinsurance Investment Income (Loss)

	Three months ended June 30, 2003			Three months ended June 30, 2002

(In thousands)	Income (Loss)	Other Comprehensive Income (Loss)	Total Return	(Loss) Income	Other Comprehensive (Loss) Income	Total Return

Equities
Available-for-sale	$27,411	$6,847	$34,258	$(1,385)	$(50,057)	$(51,442)
Trading	24,073	—	24,073	(4,251)	—	(4,251)
Fixed income	5,774	2,363	8,137	2,911	28,899	31,810
Other	(189)	(44)	(233)	4,038	(85)	3,953
Expenses	(2,654)	—	(2,654)	(599)	—	(599)

	$54,415	$9,166	$63,581	$714	$(21,243)	$(20,529)

As discussed below in the Liquidity and Capital Resources section, the asset allocation of our reinsurance investment portfolio changed significantly since the decision to put the reinsurance operations into runoff in February 2002. The revised asset allocation reflects our lower risk tolerance and provides more short-term liquidity to cover loss payments, commutations, novations and potential shareowner distributions. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide equity and bond markets.

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income.

Our reinsurance portfolio generated income of $63.6 million for the three months ended June 30, 2003. This consisted of net income of $54.4 million recorded in income and a change in net unrealized gains of $9.2 million that was recorded in other comprehensive income. For the three months ended June 30, 2002 our reinsurance portfolio generated a total negative return of $20.5 million consisting of net income of $0.7 million and a change in net unrealized losses of $21.2 million that was recorded in other comprehensive income.

For the three months ended June 30, 2003 our available-for-sale equity portfolio generated a gain of 16.3%, or $34.3 million, consisting of income of $27.4 million and a change in net unrealized gains of $6.8 million that was recorded in other comprehensive income. These results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the three months ended June 30, 2003 and the three months ended June 30, 2002 the amount of the write-down was $0.4 million and $nil, respectively. Apart from our investment in a Bermuda-based life reinsurer, our available-for-sale equity portfolio tracks the S&P 500 index. During the three months ended June 30, 2003, our S&P 500 equity portfolio generated a gain of 15.3% or $33.2 million, consisting of income of $27.4 million and a change in net unrealized gains of $5.7 million that was recorded in other comprehensive income. The income was largely due to sales of part of our S&P 500 equity portfolio in line with our strategy of reducing our exposure to equity price risk due to the runoff of our reinsurance operations. During the three months ended June 30, 2002, our available-for-sale equity portfolio generated a loss of 13.8% or $51.4 million, consisting of a loss of $1.4 million and a change in net unrealized losses of $50.1 million that were recorded in other comprehensive income.

Our trading equities are investments in multi-manager funds, which follow primarily a combination of fixed income strategies, and have generated a gain of 4.3%, or $24.1 million for the three months ended June 30, 2003 compared to a loss of 0.8%, or $4.3 million for the three months ended June 30, 2002. The gains were primarily due to increases in the value of the strategic income fund’s high-yield bond portfolio and convertible bond portfolio. We record unrealized gains and losses on our multi-manager funds in income.

For the three months ended June 30, 2003 our fixed income portfolios generated a gain of 1.1%, or $8.1 million, consisting of $5.8 million that was recorded in income and net unrealized gains of $2.4 million recorded in other comprehensive income. For the three months ended June 30, 2002 our fixed income portfolios generated a gain of 4.1%, or $31.8 million, consisting of $2.9 million that was recorded in income and net unrealized gains of $28.9 million recorded in other comprehensive income.

Cash and cash equivalents earn short-term money market rates, which equated to an annualized return of 1.2% for the three months ended June 30, 2003 compared to 1.7% for the comparable period in 2002.

Reinsurance: (continued)

Investment expenses for the three months ended June 30, 2003 were $2.7 million compared to $0.6 million for the three months ended June 30, 2002. The increase was due to the write-off of previously capitalized management fees relating to our investment in private equity funds reflecting an impairment in the carrying value of the funds.

Real Estate and Leasing:

	Three months ended June 30,

(In thousands)	2003	2002

REVENUE:
Office building	$—	$17,748
Hotel	—	17,169
Leasing	825	844
Gain on sale of assets	—	58,892

	825	94,653

EXPENSES:
Operating expenses	(347)	(23,840)
Interest expense	(2,332)	(11,329)
Premium on debt repurchase	—	(76,877)
Depreciation expense	—	(4,204)
Minority interest in earnings	—	(690)

	(2,679)	(116,940)

Operating loss	(1,854)	(22,287)

Investment income:
Amortization of zero-coupon notes	1,458	4,579
Gain on sale of zero-coupon notes	—	34,803
Other	21	555

Investment income	1,479	39,937

Real estate and leasing income	$(375)	$17,650

Office building revenue for the three months ended June 30, 2003 was $nil due to the sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston, on July 19, 2002.

Hotel revenue for the three months ended June 30, 2003 was $nil due to the sale of the Marriott Copley Hotel on June 13, 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.9 million. The purchaser of the property assumed the associated existing debt of $96.9 million.

Leasing revenue of $0.8 million for the three months ended June 30, 2003 related to a finance lease with the Kmart Corporation of a regional distribution facility in Manteno, Illinois.

On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. On April 22, 2003 a judge approved Kmart Corporation’s bankruptcy exit plan with an effective date of May 5, 2003. As part of the exit plan Kmart Corporation assumed the lease on the Manteno distribution facility with the original lease terms intact. To date the Kmart Corporation has not defaulted on any of its lease payments. However, there can be no assurance that it will not default on its future payments. We are currently marketing the facility for sale and expect to complete our exit from the real estate and leasing business by the end of 2003. Given the uncertainties associated with Kmart Corporation’s financial position we expect to realize a loss on the sale of the facility which will be recognized in the period in which the asset is sold. The amount of such loss cannot currently be determined.

For the three months ended June 30, 2003 operating expenses, interest expense and depreciation expense decreased to $0.3 million, $2.3 million and $nil, respectively, compared to $23.8 million, $11.3 million and $4.2 million, respectively, for the three months ended June 30, 2002. These decreases were primarily due to the sales of the Marriott Copley Hotel in June 2002 and Copley Place in July 2002 and the repurchase of $170 million of debt in June 2002.

Real Estate and Leasing: (continued)

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

During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders along with a corresponding release of security. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of our Series A bonds and $58.4 million of our Series B bonds for a total premium of $76.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $211.5 million generating a $34.8 million gain on sale.

Net income (loss):

	Three months ended June 30,

(In thousands)	2003	2002

NET INCOME (LOSS) BEFORE TAXES
Reinsurance	$46,299	$(13,423)
Real estate and leasing	(375)	17,650
Other operating expenses	(10,638)	(10,917)

Consolidated net income (loss) before taxes	35,286	(6,690)
Income taxes	707	2,277

Net income (loss)	$35,993	$(4,413)

The net income for the three months ended June 30, 2003 was $36.0 million compared to net loss of $4.4 million for the same period in 2002. The increase in net income was primarily due to an increase in reinsurance investment income of $53.7 million compared to the three months ended June 30, 2002. The increase in reinsurance investment income was primarily due to $26.9 million of net realized gains on sales of our S&P 500 portfolio and income of $24.1 million from our multi-manager funds during the three-month period ended June 30, 2003. This was partially offset by a reduction in real estate and leasing income of $18.0 million compared to the three months ended June 30, 2002, as a result of the net effect of the gain on sale of the Copley Marriott Hotel and the premium on debt repurchase during the three months ended June 30, 2002. For the three months ended June 30, 2003 operating expenses include an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses owned by OPUS Re and future lease costs of $2.5 million relating to OPUS Re’s Philadelphia office space. We have decided to outsource the administration of the runoff of OPUS Re and will therefore no longer be using the office space. Other operating expenses for the three months ended June 30, 2002 included severance costs and a goodwill write-off of $2.5 million as a result of the decision to put OPUS Re into runoff. For the three months ended June 30, 2003 there was a tax credit of $0.7 million compared to a tax credit of $2.3 million for the same period in 2002. Basic and diluted net income per share was $0.30 for the three months ended June 30, 2003 compared to net loss per share of $0.04 for the same period in 2002.

Six Months Ended June 30, 2003 and 2002

Reinsurance:

	Six months ended June 30,

(In thousands)	2003	2002

Gross premiums written	$26,821	$684,583
Premiums ceded	(372)	(84,419)

Net premiums written	26,449	600,164
Change in unearned premiums	41,820	(274,105)

Premiums earned	68,269	326,059
Commission and fee income	245	3,560

	68,514	329,619

Losses and loss expenses	(54,871)	(248,779)
Commissions, taxes and underwriting expenses	(30,229)	(108,739)

	(85,100)	(357,518)

Underwriting loss	(16,586)	(27,899)

Investment income (loss), net of expenses	63,285	(3,849)

Reinsurance income (loss)	$46,699	$(31,748)

Underwriting

Gross premiums written for the six months ended June 30, 2003 of $26.8 million include $36.7 million of premiums written by OPUS Re primarily relating to multi-year accident & health treaties that OPUS Re had committed to write prior to the decision to place OPUS Re into runoff. This gross written premium was partially offset by premium adjustments in Bermuda as a result of novations and revised premium estimates.

For the six months ended June 30, 2003 premiums ceded decreased to $0.4 million compared to $84.4 million for the six months ended June 30, 2002. Premium ceded for the six months ended June 30, 2002 primarily related to:

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

Premiums earned for the six months ended June 30, 2003 decreased to $68.3 million compared to $326.1 million for the six months ended June 30, 2002. This decrease is a result of the decision to runoff the reinsurance operations of the Company.

Commission and fee income decreased to $0.2 million for the six months ended June 30, 2003 compared with $3.6 million for the corresponding period in 2002. This decrease is due to a decrease in the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. The fees decreased as a result of commutations and novations following the decision to put our reinsurance operations into runoff. It is expected that commissions and fee income will be negligible in future periods.

Commissions, taxes and underwriting expenses for the six months ended June 30, 2003 decreased by $78.5 million from $108.7 million for the six months ended June 30, 2002. This decrease was primarily related to the decrease in premiums earned and changes in the mix of premiums earned.

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums was 124.7% for the six months ended June 30, 2003 and we experienced a net underwriting loss of $16.6 million. The combined ratio for the six months ended June 30, 2002 was 109.6% and we experienced a net underwriting loss of $27.9 million. The underwriting losses in both periods were primarily due to:

•	Loss adjustment expenses, comprising largely legal fees and internal costs of runoff;

•	OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income.

Reinsurance Investment Income (Loss)

	Six months ended June 30, 2003			Six months ended June 30, 2002

(In thousands)	Income (Loss)	Other Comprehensive Income (Loss)	Total Return	(Loss) Income	Other Comprehensive (Loss) Income	Total Return

Equities
Available-for-sale	$20,024	$3,127	$23,151	$(19,541)	$(37,607)	$(57,148)
Trading	34,898	—	34,898	2,019	—	2,019
Fixed income	10,808	3,194	14,002	11,976	11,885	23,861
Other	1,160	(106)	1,054	4,603	(184)	4,419
Expenses	(3,605)	—	(3,605)	(2,906)	—	(2,906)

	$63,285	$6,215	$69,500	$(3,849)	$(25,906)	$(29,755)

Our reinsurance portfolio generated income of $69.5 million for the six months ended June 30, 2003. This consisted of net income of $63.3 million and a change in net unrealized gains of $6.2 million that was recorded in other comprehensive income compared to a net loss of $3.8 million and a change in net unrealized losses of $25.9 million for the six months ended June 30, 2002.

For the six months ended June 30, 2003 our available-for-sale equity portfolio generated a gain of 10.8%, or $23.2 million, consisting of income of $20.0 million and a change in net unrealized gains of $3.1 million that was recorded in other comprehensive income. Our available-for-sale equity portfolio includes an investment in a Bermuda based life reinsurer, which generated a negative total return of $1.9 million for the six months ended June 30, 2003 compared to a negative total return of $13.3 million for the corresponding period in 2002. The rest of our available-for-sale equity portfolio closely tracks the S&P 500 index. During the six months ended June 30, 2002, our equity portfolio generated a negative return of 12.6% or $57.1 million, consisting of a loss of $19.5 million that was recorded in income and a change in net unrealized losses of $37.6 million that was recorded in other comprehensive income.

Our trading equities are investments in multi-manager funds, which follow primarily a combination of fixed income strategies, gained $34.9 million for the six months ended June 30, 2003 compared to a gain of $2.0 million for the six months ended June 30, 2002. The gains were primarily due to increases in the value of the strategic income fund’s high-yield bond portfolio and convertible bond portfolio. We record unrealized gains and losses on our multi-manager funds in income.

For the six months ended June 30, 2003 our fixed income portfolios generated a gain of 2.1%, or $14.0 million, consisting of income of $10.8 million and a change in net unrealized gains of $3.2 million recorded in other comprehensive income. For the six months ended June 30, 2002 our fixed income portfolios generated a gain of 2.5%, or $23.9 million, consisting of income of $12.0 million and a change in net unrealized gains of $11.9 million recorded in other comprehensive income.

Cash and cash equivalents earn short-term money market rates, which equated to an annualized return of 1.3% for the six months ended June 30, 2003 compared to 2.0% for the comparable period in 2002.

Investment expenses for the six months ended June 30, 2003 were $3.6 million compared to $2.9 million for the three months ended June 30, 2002. The increase was due to the write-off of previously capitalized management fees relating to our investment in private equity funds reflecting impairment in the carrying value of the funds.

Real Estate and Leasing:

	Six months ended June 30,

(In thousands)	2003	2002

REVENUE:
Office buildings	$—	$35,857
Hotel	—	37,219
Leasing	1,655	5,337
Gain on sale of assets	—	105,992

	1,655	184,405

EXPENSES:
Operating expenses	(482)	(50,437)
Interest expense	(4,675)	(23,233)
Premium on debt repurchase	—	(76,877)
Depreciation	—	(8,523)
Minority interest in earnings	—	(1,820)

	(5,157)	(160,890)

Operating (loss) income	(3,502)	23,515

Investment income:
Amortization of zero-coupon notes	3,006	8,924
Gain on sale of zero-coupon notes	—	34,803
Other	134	1,031

Investment income	3,140	44,758

Real estate and leasing (loss) income	$(362)	$68,273

For the six months ended June 30, 2003 office building revenue was $nil due to the sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston, on July 19, 2002.

For the six months ended June 30, 2003 hotel revenue was $nil due to the sale of the Marriott Copley Hotel on June 13, 2002. The Marriott Copley Hotel generated hotel revenues of $37.2 million for the six months ended June 30, 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.9 million. The purchaser of the property assumed the associated existing debt of $96.9 million.

Leasing revenue decreased by $3.7 million in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease was mainly attributable to the sale of a data processing facility to UPS and the termination of the lease by UPS in January 2002. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of its election to terminate the data processing facility lease and its election to exercise its option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equal to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million.

The $1.7 million of leasing revenue for the six months ended June 30, 2003 relates to a finance lease with the Kmart Corporation. As noted above upon its exit from bankruptcy proceedings on May 5, 2003, Kmart Corporation assumed the lease on the Manteno distribution facility with the original lease terms intact. To date the Kmart Corporation has not defaulted on any of its lease payments. However, there can be no assurance that it will not default on its future payments.

For the six months ended June 30, 2003 operating expenses, interest expense and depreciation expense decreased to $0.5 million, $4.7 million and $nil, respectively, compared to $50.4 million, $23.2 million and $8.5 million, respectively, for the six months ended June 30, 2002. These decreases were primarily due to the sales of the Marriott Copley Hotel in June 2002 and Copley Place in July 2002 and the repurchase of $170 million of debt in June 2002.

Real Estate and Leasing: (continued)

On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of our Series A bonds and $58.4 million of our Series B bonds for a total premium of $76.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $211.5 million generating a $34.8 million gain on sale. The Series A and Series B bonds were originally issued to finance the purchase of assets held for our leasing business.

Net income:

	Six months ended June 30,

(In thousands)	2003	2002

NET INCOME BEFORE TAXES
Reinsurance	$46,699	$(31,748)
Real estate and leasing	(362)	68,273
Other operating expenses	(13,649)	(19,515)

Consolidated net income before taxes	32,688	17,010
Income taxes	(16)	(16,969)

Net income	$32,672	$41

Net income for the six months ended June 30, 2003 was $32.7 million compared to net income of $0.0 million for the corresponding period in 2002. This increase in net income was due primarily to the swing in reinsurance investment income from a loss of $3.8 million in the six months ended June 30, 2002 to a gain of $63.3 million in the six months ended June 30, 2003. The increase in reinsurance investment income was primarily due to $25.0 million of net realized gains on sales of our S&P 500 portfolio and income of $34.9 million from our multi-manager funds during the six months ended June 30, 2003. This was partially offset by a decrease in real estate and leasing income of $68.6 million primarily due to the gains on sales of real estate assets during the six months ended June 30, 2002. Other operating expenses decreased by $5.9 million primarily due to non-recurring charges in the six months ended June 30, 2002 relating to severance payments and a goodwill write-off of $2.5 million following the runoff decision. During the six months ended June 30, 2003 operating expenses include an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses owned by OPUS Re and future lease costs of $2.5 million relating to OPUS Re’s Philadelphia office space which will no longer be used, following the decision to outsource the administration of the runoff of OPUS Re. The tax charge for the six months ended June 30, 2003 was $0.0 million compared to $17.0 million for the same period in 2002. This decrease of $17.0 million was due to the tax on the gains on sales of real estate assets in the six months ended June 30, 2002. Net income per share was $0.27 for the six months ended June 30, 2003 compared to net income per share of $0.00 for the corresponding period in 2002.

Liquidity and Capital Resources

	Six months ended June 30,

(In thousands)	2003	2002

CASH FLOWS
Operating activities	$(203,971)	$(80,403)
Investing activities	276,854	292,417
Financing activities	(239,131)	(253,940)

Net decrease in cash and cash equivalents	$(166,248)	$(41,926)

Cash and cash equivalents decreased due to the following:

Operating activities

On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its reinsurance operations to begin an orderly runoff. Since this announcement no new reinsurance contracts have been written and there has therefore been a significant reduction in the cash generated from reinsurance operations. Claim payments have exceeded premium receipts and this is likely to continue in future periods.

Reinsurance operations used $208.0 million for the six months ended June 30, 2003 compared to using $76.4 million for the six months ended June 30, 2002. This significant increase in cash used is primarily due to the effect of increased loss payments, particularly due to the commutation and novation of several reinsurance contracts, and a reduction in premium receipts as a result of the runoff of OPL’s reinsurance operations.

Real estate operations used $7.4 million for the six months ended June 30, 2003 compared to using $18.4 million for the six months ended June 30, 2002. The net cash outflow was primarily due to payments of tax, interest payments on the remaining debt and reduced cashflows following the sale of the Copley Marriott Hotel and the sale of Copley Place.

Operating activities (continued)

We received $16.8 million of interest and dividends during the six months ended June 30, 2003 compared to $31.4 million for the six months ended June 30, 2002.

During the six months ended June 30, 2003 we used $5.3 million for the payment of other operating expenses compared to using $17.0 million for the six months ended June 30, 2002. The reduced outflow was primarily as a result of the reduction in expenses following the runoff decision and severance payments made during the six months ended June 30, 2002.

Investing activities

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

During the six months ended June 30, 2003, we purchased $521.9 million and sold $620.5 million of available-for-sale investments compared to $231.0 million and $1,171.4 million, respectively for the six months ended June 30, 2002. During the six months ended June 30, 2003, sales from our available-for-sale investment portfolios exceeded purchases primarily due to the sale of part of the Company’s S&P 500 portfolios in order to reduce the Company’s exposure to equity price risk. During the six months ended June 30, 2002, sales from our available-for-sale investment portfolios exceeded purchases by $940.4 million. This was primarily due to the sale of our global bond portfolios and the sale of one of our S&P 500 portfolios, with the proceeds being held in cash and cash equivalents.

Following our decision to runoff our reinsurance operations, our banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. At June 30, 2003 the Company had $805.5 million of assets collateralizing obligations to our cedants, of which $177.1 million was restricted cash and cash equivalents. The collateral includes $200.4 million held in trust accounts.

During the six months ending June 30, 2002 our real estate investing activities produced net cash inflow of $249.8 million, which primarily related to the sale of the data processing facility and the land on which it is located and the Marriott Copley Hotel. The purchase of the data processing facility by the Company was originally financed, in 1989, by issuing Series B Bonds. From the sale proceeds of the data processing facility we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds. During the six months ended June 30, 2002 we also completed the repurchase and cancellation of $170 million of Series A and Series B bonds. This resulted in the release and sale of zero-coupon notes previously held as collateral to guarantee the repayment of these bonds.

Financing activities

During the six months ended June 30, 2003 the Company repaid $1.1 million of debt relating to the finance lease with Kmart Corporation. During the corresponding period in 2002 the company paid $250.0 million to repay and repurchase debt, primarily due to the repurchase and cancellation of Series A and B bonds.

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company’s Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company’s customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. During the six months ended June 30, 2003 and June 30, 2002 the Company repurchased $0.3 million and $2.4 million of shares, respectively. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our February 13, 2002 announcement to go into runoff.

As a result of the decision to restructure OPL and cause its operations to begin an orderly runoff, we amended our dividend policy. Our historical dividend policy relied on the highly profitable and predictable cash flow characteristics of the shipper’s risk program. It is unlikely that the Company will pay ordinary dividends in the future.

Financing activities (continued)

We expect that all future returns of capital to our shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support the runoff of our accrued loss and loss expense liabilities, our contingent liabilities, regulatory requirements and availability of unrestricted liquid assets. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003 and resulted in a cash outflow of $237.7 million. The timing and amount of any future distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Prior to going into runoff our reinsurance operations had historically provided significant liquidity in that premiums were received in advance, generally substantially in advance, of the time claims are paid. However, since placing our reinsurance operations into runoff, our premium receipts have been less than our loss and loss expense payments as claims on business written in prior years have accelerated faster than premiums due. We expect this trend to continue as the runoff of our reinsurance operations progresses.

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business and to runoff our reinsurance operations, the banks required that these facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At June 30, 2003 the Company had $805.5 million of cash and investments collateralizing obligations to our cedants, including $200.4 million held in trust accounts.

At June 30, 2003 the reinsurance segment had $1.9 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities.

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

Following the Board of Directors February 13, 2002 announcement of its decision to restructure OPL and cause its operations to begin an orderly runoff, the Company will seek to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003.

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

In addition, the Company’s finite reinsurance business includes a financial guarantee contract that exposes the Company to underwriting loss in the event of credit defaults. This policy is due to expire by the end of 2003. The Company controls this exposure to credit risk by establishing limits on the amount of risk to any one underlying credit and through aggregate limits in each reinsurance contract.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company mitigates this risk by diversifying its assumed and ceded business with a number of different counterparties and mandating minimum credit ratings for each reinsurer at the time of placement and contractual features that permit the right of offset.

Inflation

Inflation, including inflation in damage awards and costs, can substantially increase the ultimate cost of claims in certain types of insurance. This is because the actual payment of claims may take place a number of years after the provisions for losses are reflected in the financial statements. We will, however, earn income on the funds retained for a period of time until eventual payment of a claim. Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2002. During the six months ended June 30, 2003 the Company has reduced the exposure to equity price risk through the sale of part of our S&P500 portfolios. There may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	the uncertainties of the reserving process

•	the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2007, a financial guaranty program that expires in 2003 and a residual value reinsurance program where the Company is exposed to losses until 2013

•	our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates

•	loss of the services of any of the Company’s remaining executive officers

•	uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)

•	losses due to interest rate fluctuations

•	volatility in global financial markets which could affect our investment portfolio

•	the resolution of any pending or future tax assessments by the IRS against us, and

•	the resolution of other pending litigation.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

See Notes 3 and 6 to the Financial Statements for discussions of current legal proceedings to which OPL is a party.

Item 6.      Exhibits and Reports on Form 8-K

a)	Exhibits:

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2003	OVERSEAS PARTNERS LTD.
	By:	/s/ MARK R. BRIDGES

Mark R. Bridges President and Chief Executive Officer

	By:	/s/ CHRIS FLEMING

Chris Fleming Chief Accounting Officer