Form 10-Q
period 2003-09-30
OVERSEAS PARTNERS LTD
filed 2003-11-12
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).YES  ☒  NO  ☐

Common Stock, par value $.10 per share

(Title of Class)

118,816,666 Shares

Outstanding at November 10, 2003

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS:
Investments:
Trading, at fair value –
Equity securities (cost: 2003 – $450,193, 2002 – $450,193)	$563,726	$524,752
Available-for-sale, at fair value –
Debt securities (amortized cost: 2003 – $214,770, 2002 – $153,096)	214,902	154,389
Restricted debt securities (amortized cost: 2003 – $706,447, 2002 – $599,749)	742,455	634,378
Equity securities (cost: 2003 – $85,548, 2002 – $280,191)	105,552	294,901

	1,626,635	1,608,420

Cash and cash equivalents	179,638	492,158
Restricted cash and cash equivalents	170,057	355,388
Reinsurance balances receivable	71,104	360,749
Funds withheld	179,960	270,518
Losses and loss expenses recoverable	89,517	114,620
Deferred acquisition costs	6,835	20,681
Unearned premiums ceded	5	2,065
Real estate and leasing:
Finance lease	40,528	41,239
Other assets
Investment in and advances to affiliate	7,260	22,111
Investment in private equity funds, at cost	21,931	18,745
Goodwill	3,333	3,333
Insurance licenses	—	5,813
Other	28,613	23,526

Total assets	$2,425,416	$3,339,366

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,133,288	$1,510,570
Unearned premiums	37,109	182,851
Reinsurance balances payable	109,406	298,386
Accounts payable and other liabilities	52,768	38,467
Deferred income taxes	248	705
Long-term debt	98,598	100,322

Total liabilities	$1,431,417	$2,131,301

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million shares; outstanding 118,816,666 shares	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	1,069,120	1,289,475
Treasury stock (2003 – 8,683,334 shares, 2002 – 8,644,658 shares), at cost	(158,363)	(158,047)
Deferred compensation	(70)	(310)
Accumulated other comprehensive income	32,912	26,547

Total members’ equity	993,999	1,208,065

Total liabilities and members’ equity	$2,425,416	$3,339,366

Net book value per share	$8.37	$10.16

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES:
Gross reinsurance premiums written	$(66,493)	$(175,304)	$(39,672)	$509,279
Reinsurance premiums ceded	(22)	476	(394)	(83,943)

Reinsurance premiums written	(66,515)	(174,828)	(40,066)	425,336
Change in unearned premiums	99,640	242,508	141,460	(31,597)

Reinsurance premiums earned	33,125	67,680	101,394	393,739
Commission and fee income	(410)	2,685	(165)	6,245
Operating lease with UPS	—	—	—	3,645
Finance lease	821	839	2,476	2,531
Hotel	—	—	—	37,222
Office building	—	3,751	—	39,605
Gain on sales of real estate assets	—	34,211	—	140,203
Interest	8,791	12,962	27,937	39,905
Realized gain (loss) on securities	1,351	(180,524)	19,734	(172,412)
Unrealized gain (loss) on trading securities	6,442	(1,977)	38,980	(1,406)
Amortization of fixed income securities	(1,980)	(484)	(3,539)	5,440
Dividends	498	1,014	2,020	3,279

	48,638	(59,843)	188,837	497,996

EXPENSES:
Reinsurance losses and loss expenses	45,888	110,303	100,760	359,082
Reinsurance commissions, taxes and other expenses	5,717	15,358	35,946	124,097
Depreciation expense	—	514	—	9,037
Real estate and leasing operating expenses	185	2,558	666	51,871
Interest expense	2,321	3,029	6,996	104,263
Minority interest in earnings	—	205	—	2,025
Investment expenses	1,051	680	4,656	3,586
Impairment of intangible assets	—	—	5,813	2,484
Other operating expenses	12,312	4,052	20,148	21,083

	67,474	136,699	174,985	677,528

(Loss) income before income taxes	(18,836)	(196,542)	13,852	(179,532)
Income taxes	3,520	(14,310)	3,504	(31,279)

Net (loss) income	$(15,316)	$(210,852)	$17,356	$(210,811)

Basic and diluted net (loss) income per share	$(0.13)	$(1.77)	$0.15	$(1.77)

Weighted average number of shares outstanding	118,818	118,870	118,833	119,004

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income	$(15,316)	$(210,852)	$17,356	$(210,811)

Other comprehensive income:
Net unrealized holding gains (losses) on available-for-sale securities	1,600	(65,682)	25,786	(114,062)
Less: reclassification adjustment for (gains) losses included in net income	(1,351)	180,606	(19,734)	205,410

Other comprehensive income before income tax	249	114,924	6,052	91,348

Income tax (payable) receivable related to other comprehensive income items	(39)	279	313	(1,528)

Other comprehensive income	210	115,203	6,365	89,820

Comprehensive (loss) income	$(15,106)	$(95,649)	$23,721	$(120,991)

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Nine Months Ended September 30, 2003 and 2002

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2002	$—	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921
Net loss	—	—	—	—	—	—	—	(210,811)	—	(210,811)
Restricted shares forfeited	—	—	—	(1)	(19)	19	—	—	—	—
Purchase of shares	—	—	—	(238)	(2,622)	—	—	—	—	(2,622)
Amortization of restricted common stock compensation	—	—	—	—	—	2,540	—	—	—	2,540
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	89,820	89,820

Balance, September 30, 2002	$—	127,500	$12,750	(8,645)	$(158,047)	$(556)	$37,650	$1,295,255	$10,796	$1,197,848

Balance, January 1, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	—	17,356	—	17,356
Purchase of shares	—	—	—	(38)	(316)	—	—	—	—	(316)
Liquidating distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,711)	—	(237,711)
Amortization of restricted common stock compensation	—	—	—	—	—	240	—	—	—	240
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	6,365	6,365

Balance, September 30, 2003	$—	127,500	$12,750	(8,683)	$(158,363)	$(70)	$37,650	$1,069,120	$32,912	$993,999

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$17,356	$(210,811)
Adjustments to reconcile net income to net cash expended by operating activities:
Deferred income taxes	1,466	(12,874)
Depreciation expense	—	9,037
Minority interest in earnings	—	2,025
Realized (gain) loss on securities	(19,734)	172,412
Unrealized (gain) loss on trading securities	(38,980)	1,406
Amortization of fixed income securities	3,539	(5,440)
Amortization of restricted common stock compensation	240	2,540
Gain on sales of real estate assets	—	(140,203)
Premium on debt repurchase	—	78,001
Other	711	(1,149)
Changes in assets and liabilities:
Reinsurance balances receivable	289,645	(23,891)
Losses and loss expenses recoverable	25,103	—
Funds withheld	90,558	(112,702)
Deferred acquisition costs	13,846	13,772
Unearned premiums ceded	2,060	(69,359)
Other assets	10,781	30,096
Accrued losses and loss expenses	(377,282)	(60,178)
Unearned premiums	(145,742)	99,570
Reinsurance balances payable	(188,980)	106,517
Accounts payable and other liabilities	14,840	(22,729)
Proceeds from sale of trading investments	—	3,689
Purchase of trading investments	—	(1,346)

Net cash flow expended by operating activities	(300,573)	(141,617)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	829,042	1,620,453
Purchase of available-for-sale investments	(786,569)	(1,194,260)
Proceeds from maturities of held-to-maturity investments	—	11,270
Purchase of held-to-maturity investments	—	(84,192)
Net movement in restricted cash and cash equivalents	185,331	(359,000)
Net cash outflow from sale of Overseas Partners Cat Ltd.	—	(38,632)
Net proceeds from sales of real estate assets	—	372,567
Additions to real estate and leasing assets	—	(11,517)

Net cash flow generated by investing activities	227,804	316,689

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(316)	(2,622)
Repayment and repurchase of debt	(1,724)	(251,920)
Liquidating distribution	(237,711)	—
Distributions to minority interest	—	(2,215)

Net cash flow expended by financing activities	(239,751)	(256,757)

Net decrease in cash and cash equivalents	(312,520)	(81,685)
Cash and cash equivalents:
Beginning of period	492,158	485,902

End of period	$179,638	$404,217

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$3,479	$37,715
Interest	$5,144	$24,528
Assignment of debt in partial consideration for sale of office building	$—	$281,301

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

1.	GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL is engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has continued to dispose of its real estate assets such that as of September 30, 2003 OPL has only one remaining leased asset.

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

The results of operations for the three and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46 requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. For the purposes of FIN 46 OPL is a nonpublic entity and therefore FIN 46 is effective immediately for any interests in VIEs acquired after January 31, 2003 and effective at the end of 2004 for all VIEs acquired before February 1, 2003. The Company did not acquire any VIEs subsequent to January 31, 2003 and is still evaluating the impact of FIN 46 on its financial statements related to VIEs acquired prior to February 1, 2003.

During the second quarter of 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The adoption of the fair value based method had no effect on net income for the three and nine-month periods ended September 30, 2003 as no stock-based compensation awards were made in 2003. The adoption of SFAS 123 in the current year is applied only to awards granted subsequent to January 1, 2003. As a result of OPL’s decision to runoff its operations, it is unlikely that any further stock-based compensation awards will be made.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

As previously reported, the United States Internal Revenue Service (“IRS”) challenged OPL’s position regarding United States federal income taxes and asserted that OPL was liable to pay such taxes for various years. The IRS based its challenges on the assertion that OPL was engaged in a U.S. business with respect to two lines of business: (1) the reinsurance of certain shipper’s risk coverage for United Parcel Service of America, Inc. (“UPS”) customers and (2) the reinsurance of certain workers’ compensation coverage for UPS. Those issues were before the United States Tax Court for the 1988 through 1990 tax years, before the IRS Appellate Division for the 1991 through 1994 tax years and under IRS examination for years after 1994.

In the first quarter of 2003, OPL and the IRS reached a settlement with respect to the shipper’s risk program for all years from 1988 through 1999 (when that program was terminated). More specifically, OPL and the IRS agreed that there is no adjustment to OPL’s income deriving from or relating to premiums earned in connection with the shipper’s risk program. Separately, in the third quarter of 2003, there was a favorable resolution of the workers’ compensation reinsurance issue for all years from 1988 through 1999, as reflected in a stipulated decision filed in the United States Tax Court and IRS action to close out the appeals and examination cases, all without adjustment.

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners Capital Corp. (OPCC) and Overseas Partners US Reinsurance Company (OPUS Re). These subsidiaries are subject to United States income and other taxes.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

4.	BUSINESS SEGMENTS

The Company’s operations are presently conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, workers’ compensation and finite risk business. Real estate and leasing activities are owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. There were no inter-segment revenues earned for the three-month periods ended September 30, 2003 and 2002. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the three and nine-month periods ended September 30, 2003 and 2002.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. At September 30, 2003 the portfolio included $798.1 million (at December 31, 2002, $875.5 million) of cash and investments that are restricted and are used to collateralize obligations to our cedants. Investments relating to real estate and leasing of $114.4 million are restricted and used to collateralize long-term debt originally issued in connection with the purchase of assets held for leasing. Summary financial information about the Company’s segments is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002
REVENUES
Reinsurance:
Premiums earned	$33,125	$67,680	$101,394	$393,739
Commission and fee income	(410)	2,685	(165)	6,245
Investment income (loss)	13,494	(170,923)	80,385	(171,866)

	46,209	(100,558)	181,614	228,118

Real estate and leasing:
Rentals	821	4,590	2,476	83,003
Gain on sale of assets	—	34,211	—	140,203
Investment income	1,608	1,914	4,747	46,672

	2,429	40,715	7,223	269,878

Consolidated	48,638	(59,843)	188,837	497,996

NET (LOSS) INCOME BEFORE TAXES
Reinsurance	(6,447)	(226,899)	40,252	(258,647)
Real estate and leasing	(77)	34,409	(439)	102,682
Other operating expenses	(12,312)	(4,052)	(25,961)	(23,567)

Consolidated	$(18,836)	$(196,542)	$13,852	$(179,532)

(In thousands)	September 30, 2003	December 31, 2002
ASSETS
Reinsurance
Cash and investments	$1,855,685	$2,312,821
Other	401,335	839,865

	2,257,020	3,152,686

Real estate and leasing
Cash and investments	120,645	143,145
Other	47,751	43,535

	168,396	186,680

Consolidated	$2,425,416	$3,339,366

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

4.	BUSINESS SEGMENTS (continued)

Substantially all of the Company’s long-lived assets, interest expense and income tax expense relate to the Company’s real estate and leasing operations. During the nine months ended September 30, 2003, the Company recorded an asset impairment provision of $5.8 million against the capitalized cost of insurance licenses owned by OPUS Re following an interim review in accordance with Statement of Financial Accounting Standards No. 142. Goodwill of $3.3 million relating to the Company’s 22% ownership of a Florida based workers’ compensation insurance company is the only remaining intangible asset.

For the three- and nine-month periods ended September 30, 2003 and 2002 reinsurance revenues were derived primarily from sources located in the United States. All of the Company’s leasing and real estate revenues are generated in the United States. For the three- and nine-month periods ended September 30, 2003 and 2002, all of the Company’s long-lived assets were located in the United States.

5.	STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the nine months ended September 30, 2003 and 2002.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the nine months ended September 30, 2003.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable by OPUS Re in 2003 is $nil unless regulatory authority approval is obtained.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. If a company’s RBC is below a specified level, the company may be required to implement corrective action, and if RBC is less than other, lower levels, the Company is subject to regulatory action, including voluntary or mandatory control by the insurance regulator of its state of domicile. At September 30, 2003 and December 31, 2002, OPUS Re’s RBC exceeded the level at which any corrective action would be required.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(Unaudited)

5.	STATUTORY FINANCIAL INFORMATION (continued)

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities prior to making such distributions. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This $237.7 million distribution was paid to shareowners on April 9, 2003.

6.	CONTINGENCIES

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

During October 2003 the parties reached a tentative settlement with respect to all claims brought by the various plaintiffs. The agreement is in the process of being documented and will be subject to Court approval. Assuming that the parties are able to agree on the documentation of the settlement, and that it is subsequently approved by the Court, the Company expects that it would incur additional costs of $10 million in connection with the settlement, and this amount has been accrued in the financial statements for the period ended September 30, 2003. However, there can be no assurance that the agreement will be finalized or that the Court will approve the agreement.

The Company believes that it has meritorious defenses to all claims asserted against it and in the event that the settlement is not finalized and approved by the Court the Company intends to defend all claims vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three and nine-months ended September 30, 2003 and 2002. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

Reinsurance:

	Three months ended September 30,
(In thousands)	2003	2002
Gross premiums written	$(66,493)	$(175,304)
Premiums ceded	(22)	476

Net premiums written	(66,515)	(174,828)
Change in unearned premiums	99,640	242,508

Premiums earned	33,125	67,680
Commission and fee income	(410)	2,685

	32,715	70,365

Losses and loss expenses	(45,888)	(110,303)
Commissions, taxes and underwriting expenses	(5,717)	(15,358)

	(51,605)	(125,661)

Underwriting loss	(18,890)	(55,296)

Investment income (loss), net of expenses	12,443	(171,603)

Reinsurance loss	$(6,447)	$(226,899)

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

During the three months ended September 30, 2003 there was negative gross written premium of $66.5 million. This was primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned, partially offset by increased premium estimates on other contracts. Premiums written for the three months ended September 30, 2002 of negative $175.3 million reflected the effect of commutations and novations including the novation to other reinsurers of two finite risk contracts that had original gross written premium estimates of $144.3 million.

Reinsurance: (continued)

Premiums earned for the three months ended September 30, 2003 decreased to $33.1 million compared to $67.7 million for the three months ended September 30, 2002. This decrease was due to the runoff of our reinsurance operations. Premiums earned will continue to decrease in future periods.

Commission and fee income decreased to negative $0.4 million for the three months ended September 30, 2003 compared with $2.7 million for the corresponding period in 2002. This decrease is due to a decrease in fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. These fees decreased due to the effects of commutations and novations following the decision to put our reinsurance operations into runoff. It is expected that commission and fee income will be negligible in future periods.

Commissions, taxes and underwriting expenses for the three months ended September 30, 2003 decreased by $9.6 million to $5.7 million from $15.4 million for the three months ended September 30, 2002. This decrease was partially due to the reduction in premiums earned in the three months ended September 30, 2003 and also due to a decrease in the estimate of commissions for one of our workers’ compensation programs.

For the three months ended September 30, 2003, we experienced a net underwriting loss of $18.9 million, which is primarily due to:

•	An increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates follows an independent actuarial evaluation completed in the third quarter of 2003 and reflects adverse trending of medical expenses associated with workers’ compensation claims in California;

•	Loss adjustment expenses, comprising largely legal fees and internal costs of runoff.

For the three months ended September 30, 2002, we experienced a net underwriting loss of $55.3 million. This underwriting loss was primarily due to:

•	Incurred losses of $29.9 million as a result of credit default events on a multi-year financial lines program;

•	Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs;

•	Internal runoff costs of $5.5 million;

•	OPUS Re casualty business, and other long tail programs, where losses and expenses are projected to exceed premiums written, but we expect to generate profits through future investment income.

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

Reinsurance Investment Income (Loss)

	Three months ended September 30, 2003			Three months ended September 30, 2002
(In thousands)	Income (Loss)	Other Comprehensive Income (Loss)	Total Return	(Loss) Income	Other Comprehensive (Loss) Income	Total Return
Equities
Available-for-sale	$336	$2,166	$2,502	$(185,220)	$105,291	$(79,929)
Trading	7,607	—	7,607	(863)	—	(863)
Fixed income	6,585	(1,983)	4,602	11,736	9,712	21,448
Other	(1,034)	27	(1,007)	3,424	172	3,596
Expenses	(1,051)	—	(1,051)	(680)	—	(680)

	$12,443	$210	$12,653	$(171,603)	$115,175	$(56,428)

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

Our reinsurance portfolio generated income of $12.7 million for the three months ended September 30, 2003. This consisted of net income of $12.4 million recorded in income and a change in net unrealized gains of $0.2 million that was recorded in other comprehensive income. For the three months ended September 30, 2002 our reinsurance portfolio generated a total negative return of $56.4 million consisting of net loss of $171.6 million and a change in net unrealized gains of $115.2 million that was recorded in other comprehensive income.

For the three months ended September 30, 2003 our available-for-sale equity portfolio generated a gain of 2.2%, or $2.5 million, consisting of income of $0.3 million and a change in net unrealized gains of $2.2 million that was recorded in other comprehensive income. During the three months ended September 30, 2002, our available-for-sale equity portfolio generated a loss of $79.9 million, consisting of a loss of $185.2 million and a change in net unrealized gains of $105.3 million that were recorded in other comprehensive income. These results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the three months ended September 30, 2003 and the three months ended September 30, 2002 the amount of the write-down was $0.1 million and $177.5 million, respectively. Apart from our investment in a Bermuda-based life reinsurer, our available-for-sale equity portfolio tracks the S&P 500 index. During the three months ended September 30, 2003, our S&P 500 equity portfolio generated a gain of 2.5% or $2.7 million, consisting of income of $0.3 million and a change in net unrealized gains of $2.3 million that was recorded in other comprehensive income.

Our trading equities are investments in multi-manager funds, which follow primarily a combination of fixed income strategies, and generated a gain of 1.2%, or $7.6 million for the three months ended September 30, 2003 compared to a loss of $0.9 million for the three months ended September 30, 2002. The gains were primarily due to increases in the value of the strategic income fund’s high-yield bond portfolio and convertible bond portfolio. We record unrealized gains and losses on our multi-manager funds in income.

For the three months ended September 30, 2003 our fixed income portfolios generated a gain of 1.0%, or $4.6 million, consisting of $6.6 million that was recorded in income and net unrealized losses of $2.0 million recorded in other comprehensive income. For the three months ended September 30, 2002 our fixed income portfolios generated a gain of 2.6%, or $21.4 million, consisting of $11.7 million that was recorded in income and net unrealized gains of $9.7 million recorded in other comprehensive income.

Cash and cash equivalents earn short-term money market rates, which equated to an annualized return of 1.1% for the three months ended September 30, 2003 compared to 1.8% for the comparable period in 2002. Other investment income reflects interest expense of $1.4 million on unpaid balances relating to one of our finite risk contracts. This contract was commuted and all obligations settled in full during the third quarter of 2003.

Reinsurance: (continued)

Investment expenses for the three months ended September 30, 2003 were $1.1 million compared to $0.7 million for the three months ended September 30, 2002. The increase was primarily due to management fees relating to our investment in private equity funds. During the three months ended September 30, 2002 these fees were capitalized but have subsequently been expensed as we no longer believe that they are recoverable.

Real Estate and Leasing:

	Three months ended September 30,
(In thousands)	2003	2002
REVENUE:
Office building	$—	$3,751
Leasing	821	839
Gain on sale of assets	—	34,211

	821	38,801

EXPENSES:
Operating expenses	(185)	(2,558)
Interest expense	(2,321)	(3,029)
Depreciation expense	—	(514)
Minority interest in earnings	—	(205)

	(2,506)	(6,306)

Operating (loss) income	(1,685)	32,495

Investment income:
Amortization of zero-coupon notes	1,462	1,447
Other	146	467

Investment income	1,608	1,914

Real estate and leasing loss	$(77)	$34,409

Office building revenue for the three months ended September 30, 2003 was $nil due to the sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston, on July 19, 2002.

Leasing revenue of $0.8 million for the three months ended September 30, 2003 related to a finance lease with the Kmart Corporation of a regional distribution facility in Manteno, Illinois.

On January 22, 2002 the Kmart Corporation and 37 of its United States subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code. On April 22, 2003 a judge approved Kmart Corporation’s bankruptcy exit plan with an effective date of May 5, 2003. As part of the exit plan Kmart Corporation assumed the lease on the Manteno distribution facility with the original lease terms intact. To date the Kmart Corporation has not defaulted on any of its lease payments. However, there can be no assurance that it will not default on its future payments. We are currently having discussions with an interested party regarding the sale of the facility and expect to complete the sale by the end of 2003. Given the uncertainties associated with Kmart Corporation’s financial position we expect to realize a pre-tax loss of approximately $10.4 million on the sale of the facility which will be recognized in the period in which the asset is sold.

For the three months ended September 30, 2003 operating expenses, interest expense and depreciation expense decreased to $0.2 million, $2.3 million and $nil, respectively, compared to $2.6 million, $3.0 million and $0.5 million, respectively, for the three months ended September 30, 2002. These decreases were primarily due to the sale of Copley Place in July 2002. Interest expense includes $1.9 million in interest on long-term debt due for repayment in 2012 and 2019. Investment income includes $1.5 million earned on assets collateralizing our obligations under such long-term debt. On October 6, 2003 100% of this long-term debt was repurchased for a total premium to par of $35.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $91.5 million generating a $20.9 million gain on sale. This debt repurchase and corresponding sale of collateral will be recorded in the Company’s results in the fourth quarter of 2003.

Net (loss) income:

	Three months ended September 30,
(In thousands)	2003	2002
NET LOSS BEFORE TAXES
Reinsurance	$(6,447)	$(226,899)
Real estate and leasing	(77)	34,409
Other operating expenses	(12,312)	(4,052)

Consolidated net loss before taxes	(18,836)	(196,542)
Income taxes	3,520	(14,310)

Net loss	$(15,316)	$(210,852)

The net loss for the three months ended September 30, 2003 was $15.3 million compared to net loss of $210.9 million for the same period in 2002. The decrease in net loss was primarily due to an increase in reinsurance investment income of $184.0 million and a reduction in underwriting losses compared to the three months ended September 30, 2002. The increase in reinsurance investment income was primarily due to an other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio during the three months ended September 30, 2002. This was partially offset by a reduction in real estate and leasing income of $34.4 million compared to the three months ended September 30, 2002, as a result of the gain on sale of Copley Place. For the three months ended September 30, 2003 operating expenses include settlement costs of $10 million to settle the class action lawsuit as discussed in note 6 to the Unaudited Consolidated Financial Statements. For the three months ended September 30, 2003 there was a tax credit of $3.5 million compared to a tax charge of $14.3 million for the same period in 2002. The tax credit for the three months ended September 30, 2003 reflects a decrease in estimated state taxes due on the sales of assets in 2002. The tax charge for the three months ended September 30, 2002 was primarily due to the gain on sale of Copley Place. Basic and diluted net loss per share was $0.13 for the three months ended September 30, 2003 compared to a net loss per share of $1.77 for the same period in 2002.

Nine Months Ended September 30, 2003 and 2002

Reinsurance:

	Nine months ended September 30,
(In thousands)	2003	2002
Gross premiums written	$(39,672)	$509,279
Premiums ceded	(394)	(83,943)

Net premiums written	(40,066)	425,336
Change in unearned premiums	141,460	(31,597)

Premiums earned	101,394	393,739
Commission and fee income	(165)	6,245

	101,229	399,984

Losses and loss expenses	(100,760)	(359,082)
Commissions, taxes and underwriting expenses	(35,946)	(124,097)

	(136,706)	(483,179)

Underwriting loss	(35,477)	(83,195)

Investment income (loss), net of expenses	75,729	(175,452)

Reinsurance income (loss)	$40,252	$(258,647)

Underwriting

Gross premiums written for the nine months ended September 30, 2003 of negative $39.7 million was primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned. This was partially offset by $33.9 million of premiums written by OPUS Re primarily relating to multi-year accident & health treaties that OPUS Re had committed to write prior to the decision to place OPUS Re into runoff.

Reinsurance: (continued)

For the nine months ended September 30, 2003 premiums ceded decreased to $0.4 million compared to $83.9 million for the nine months ended September 30, 2002. Premium ceded for the nine months ended September 30, 2002 primarily related to:

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

Premiums earned for the nine months ended September 30, 2003 decreased to $101.4 million compared to $393.7 million for the nine months ended September 30, 2002. This decrease is a result of the reinsurance operations of the Company being runoff.

Commission and fee income decreased to negative $0.2 million for the nine months ended September 30, 2003 compared with $6.2 million for the corresponding period in 2002. This decrease is due to a decrease in the fees earned on our finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. The fees decreased as a result of commutations and novations following the decision to put our reinsurance operations into runoff. It is expected that commissions and fee income will be negligible in future periods.

Commissions, taxes and underwriting expenses for the nine months ended September 30, 2003 decreased by $88.2 million from $124.1 million for the nine months ended September 30, 2002. The decrease was primarily related to the decrease in premiums earned and changes in the mix of premiums earned. In addition $9.7 million of the decrease was due to a reduction in internal expenses, primarily as a result of the decision to put our reinsurance operations into runoff.

For the nine months ended September 30, 2003 we experienced a net underwriting loss of $35.5 million. The underwriting loss is primarily due to:

•	An increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates follows an independent actuarial evaluation completed in the third quarter of 2003 and reflects adverse trending of medical expenses associated with workers’ compensation claims in California;

•	Loss adjustment expenses of $12.8 million, comprising largely legal fees and internal costs of runoff;

•	OPUS Re casualty business, where losses and expenses are projected to exceed premiums written, but we expect to generate profits through future investment income.

For the nine months ended September 30, 2002 we experienced a net underwriting loss of $83.2 million. This underwriting loss was primarily due to:

•	Incurred losses of $29.9 million as a result of credit default events on a multi-year financial lines program.

•	Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs.

•	Internal underwriting expenses and runoff costs of $22.5 million.

•	OPUS Re casualty business, and other long tail programs, where losses and expenses are projected to exceed premiums written, but we expect to generate profits through future investment income.

Reinsurance Investment Income (Loss)

	Nine months ended September 30, 2003			Nine months ended September 30, 2002
(In thousands)	Income (Loss)	Other Comprehensive Income (Loss)	Total Return	(Loss) Income	Other Comprehensive Income (Loss)	Total Return
Equities
Available-for-sale	$20,360	$5,293	$25,653	$(204,761)	$67,684	$(137,077)
Trading	42,505	—	42,505	591	—	591
Fixed income	17,394	1,211	18,605	23,712	21,597	45,309
Other	126	(79)	47	8,592	(12)	8,580
Expenses	(4,656)	—	(4,656)	(3,586)	—	(3,586)

	$75,729	$6,425	$82,154	$(175,452)	$89,269	$(86,183)

Our reinsurance portfolio generated income of $82.2 million for the nine months ended September 30, 2003. This consisted of net income of $75.7 million and a change in net unrealized gains of $6.4 million that was recorded in other comprehensive income compared to a net loss of $175.5 million and a change in net unrealized gains of $89.3 million for the nine months ended September 30, 2002. These results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the nine months ended September 30, 2003 and the nine months ended September 30, 2002 the amount of the write-down was $8.0 million and $177.5 million, respectively.

For the nine months ended September 30, 2003 our available-for-sale equity portfolio generated a gain of 13.5%, or $25.7 million, consisting of income of $20.4 million and a change in net unrealized gains of $5.3 million that was recorded in other comprehensive income. Our available-for-sale equity portfolio includes an investment in a Bermuda based life reinsurer, which generated a negative total return of $2.1 million for the nine months ended September 30, 2003 compared to a negative total return of $38.3 million for the corresponding period in 2002. The rest of our available-for-sale equity portfolio closely tracks the S&P 500 index. During the nine months ended September 30, 2002, our equity portfolio generated a negative return of 34.6% or $137.1 million, consisting of a loss of $204.8 million that was recorded in income and a change in net unrealized gains of $67.7 million that was recorded in other comprehensive income.

Our trading equities are investments in multi-manager funds, which follow primarily a combination of fixed income strategies, and gained $42.5 million for the nine months ended September 30, 2003 compared to a gain of $0.6 million for the nine months ended September 30, 2002. The gains were primarily due to increases in the value of the strategic income fund’s high-yield bond portfolio and convertible bond portfolio. We record unrealized gains and losses on our multi-manager funds in income.

For the nine months ended September 30, 2003 our fixed income portfolios generated a gain of 2.8%, or $18.6 million, consisting of income of $17.4 million and a change in net unrealized gains of $1.2 million recorded in other comprehensive income. For the nine months ended September 30, 2002 our fixed income portfolios generated a gain of 5.4%, or $45.3 million, consisting of income of $23.7 million and a change in net unrealized gains of $21.6 million recorded in other comprehensive income.

Cash and cash equivalents earn short-term money market rates, which equated to an annualized return of 1.3% for the nine months ended September 30, 2003 compared to 1.8% for the comparable period in 2002.

Investment expenses for the nine months ended September 30, 2003 were $4.7 million compared to $3.6 million for the nine months ended September 30, 2002. The increase was due to the write-off of previously capitalized management fees relating to our investment in private equity funds reflecting an impairment in the carrying value of the funds.

Real Estate and Leasing:

	Nine months ended September 30,
(In thousands)	2003	2002
REVENUE:
Office buildings	$—	$39,605
Hotel	—	37,222
Leasing	2,476	6,176
Gain on sale of assets	—	140,203

	2,476	223,206

EXPENSES:
Operating expenses	(666)	(51,871)
Interest expense	(6,996)	(26,262)
Premium on debt repurchase	—	(78,001)
Depreciation	—	(9,037)
Minority interest in earnings	—	(2,025)

	(7,662)	(167,196)

Operating (loss) income	(5,186)	56,010

Investment income:
Amortization of zero-coupon notes	4,469	10,371
Gain on sale of zero-coupon notes	—	34,803
Other	278	1,498

Investment income	4,747	46,672

Real estate and leasing (loss) income	$(439)	$102,682

For the nine months ended September 30, 2003 office building revenue was $nil due to the sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston, on July 19, 2002.

For the nine months ended September 30, 2003 hotel revenue was $nil due to the sale of the Marriott Copley Hotel on June 13, 2002. The Marriott Copley Hotel generated hotel revenues of $37.2 million for the nine months ended September 30, 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.9 million. The purchaser of the property assumed the associated existing debt of $96.9 million.

Leasing revenue decreased by $3.7 million in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease was mainly attributable to the sale of a data processing facility to UPS and the termination of the lease by UPS in January 2002. UPS had an option to purchase the building in which the data processing facility is located at the higher of fair market value or a settlement value, as defined in the lease agreement, prevailing at that time. On September 21, 2001 UPS notified the Company of its election to terminate the data processing facility lease and its election to exercise its option to purchase the building. On January 31, 2002 UPS purchased the building for $127.9 million, equal to the settlement value, and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million.

The $2.5 million of leasing revenue for the nine months ended September 30, 2003 relates to a finance lease with the Kmart Corporation. As noted above upon its exit from bankruptcy proceedings on May 5, 2003, Kmart Corporation assumed the lease on the Manteno distribution facility with the original lease terms intact. To date the Kmart Corporation has not defaulted on any of its lease payments. However, there can be no assurance that it will not default on its future payments.

For the nine months ended September 30, 2003 operating expenses, interest expense and depreciation expense decreased to $0.7 million, $7.0 million and $nil, respectively, compared to $51.9 million, $26.3 million and $9.0 million, respectively, for the nine months ended September 30, 2002. These decreases were primarily due to the sales of the Marriott Copley Hotel in June 2002 and Copley Place in July 2002 and the repurchase of $170 million of debt in June 2002.

In 1989 a subsidiary of OPCC acquired five 757 aircraft and a data processing facility. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), incorporated in Delaware as a special purpose subsidiary of Overseas Capital Co. One series (“Series A Bonds”), in the principal amount of $171.6 million, was due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, was due in 2019. Overseas Partners Credit, Inc., a special purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee.

Real Estate and Leasing: (continued)

During June 2002 we approached and obtained the consent of all the bondholders to amend the Trust Indenture for the Series A Bonds and Series B Bonds to permit the repurchase and cancellation of the bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders along with a corresponding release of security. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of our Series A Bonds and $58.4 million of our Series B Bonds for a total premium of $76.9 million over par. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $211.5 million generating a $34.8 million gain on sale.

On October 6, 2003 OPL Funding completed the repurchase and cancellation of $60.0 million of Series A Bonds and $15.0 million of Series B Bonds for a total premium of $35.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $91.5 million generating a $20.9 million gain on sale. The debt repurchase and corresponding sale of collateral will be recorded in the Company’s results in the fourth quarter of 2003.

Net income:

	Nine months ended September 30,
(In thousands)	2003	2002
NET INCOME BEFORE TAXES
Reinsurance	$40,252	$(258,647)
Real estate and leasing	(439)	102,682
Other operating expenses	(25,961)	(23,567)

Consolidated net income before taxes	13,852	(179,532)
Income taxes	3,504	(31,279)

Net income (loss)	$17,356	$(210,811)

Net income for the nine months ended September 30, 2003 was $17.4 million compared to net loss of $210.8 million for the corresponding period in 2002. This increase in net income was due primarily to the swing in reinsurance investment income from a loss of $175.5 million in the nine months ended September 30, 2002 to a gain of $75.7 million in the nine months ended September 30, 2003. The increase in reinsurance investment income was due to $27.7 million of net realized gains on sales of our S&P 500 portfolio and income of $42.5 million from our multi-manager funds during the nine months ended September 30, 2003 and the other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio during the nine months ended September 30, 2002. This was partially offset by a decrease in real estate and leasing income of $103.1 million primarily due to the gains on sales of real estate assets during the nine months ended September 30, 2002. Other operating expenses increased by $2.4 million due to the net effect of the class action lawsuit settlement costs of $10 million and an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses owned by OPUS Re during the nine months ended September 30, 2003 and severance payments and a goodwill write-off of $2.5 million during the nine months ended September 30, 2002. The tax credit for the nine months ended September 30, 2003 was $3.5 million compared to a charge of $31.3 million for the same period in 2002. The tax credit for the nine months ended September 30, 2003 reflects a decrease in estimated state taxes due on the sales of assets in 2002. The tax charge of $31.3 million for the nine months ended September 30, 2002 was primarily due to the tax on the gains on sales of real estate assets. Net income per share was $0.15 for the nine months ended September 30, 2003 compared to net loss per share of $1.77 for the corresponding period in 2002.

Liquidity and Capital Resources

	Nine months ended September 30,
(In thousands)	2003	2002
CASH FLOWS
Operating activities	$(300,573)	$(141,617)
Investing activities	227,804	316,689
Financing activities	(239,751)	(256,757)

Net decrease in cash and cash equivalents	$(312,520)	$(81,685)

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

Reinsurance operations used $310.4 million for the nine months ended September 30, 2003 compared to using $130.2 million for the nine months ended September 30, 2002. This significant increase in cash used is primarily due to the effect of increased loss payments, particularly due to the commutation and novation of several reinsurance contracts, and a reduction in premium receipts as a result of the runoff of OPL’s reinsurance operations.

During the nine months ended September 30, 2003 reinsurance balances receivable, funds withheld, accrued losses and loss expenses and reinsurance balances payable decreased by $289.6 million, $90.6 million, $377.3 million and $189.0 million, respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Real estate operations used $5.7 million for the nine months ended September 30, 2003 compared to using $41.6 million for the nine months ended September 30, 2002. The net cash outflow was primarily due to payments of tax, interest payments on the remaining debt and reduced cashflows following the sale of the Copley Marriott Hotel and the sale of Copley Place.

We received $23.7 million of interest and dividends during the nine months ended September 30, 2003 compared to $49.0 million for the nine months ended September 30, 2002.

During the nine months ended September 30, 2003 we used $8.3 million for the payment of other operating expenses compared to using $21.1 million for the nine months ended September 30, 2002. The reduced outflow was primarily a result of the reduction in expenses following the runoff decision and severance payments made during the nine months ended September 30, 2002.

Investing activities

Following our February 13, 2002 announcement to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, we have been reducing the duration of our investment portfolio and increasing our short-term investment positions to ensure that we will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

During the nine months ended September 30, 2003, we purchased $786.6 million and sold $829.0 million of available-for-sale investments compared to $1,194.3 million and $1,620.5 million, respectively for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, sales from our available-for-sale investment portfolios exceeded purchases primarily due to the sale of part of the Company’s S&P 500 portfolios in order to reduce the Company’s exposure to equity price risk. During the nine months ended September 30, 2002, sales from our available-for-sale investment portfolios exceeded purchases by $426.2 million. This was primarily due to the sale of our global bond portfolios and the sale of one of our S&P 500 portfolios.

Investing activities: (continued)

Following our decision to runoff our reinsurance operations, our banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. At September 30, 2003 the Company had $798.1 million of assets collateralizing obligations to our cedants, of which $170.1 million was restricted cash and cash equivalents. The collateral includes $197.5 million held in trust accounts.

During the nine months ending September 30, 2002 our real estate investing activities produced net cash inflow of $361.1 million, which primarily related to the sale of the data processing facility and the land on which it is located, the Marriott Copley Hotel and Copley Place. The purchase of the data processing facility by the Company was originally financed, in 1989, by issuing Series B Bonds. From the sale proceeds of the data processing facility we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds. During the nine months ended September 30, 2002 we also completed the repurchase and cancellation of $170 million of Series A Bonds and Series B Bonds. This resulted in the release and sale of zero-coupon notes previously held as collateral to guarantee the repayment of these bonds.

On October 6, 2003 we completed the repurchase and cancellation of the remaining $60.0 million of our Series A Bonds and $15.0 million of our Series B Bonds for a total premium of $35.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $91.5 million generating a $20.9 million gain on sale. The debt repurchase and corresponding sale of collateral will be recorded in the Company’s results in the fourth quarter of 2003.

Financing activities

During the nine months ended September 30, 2003 the Company repaid $1.7 million of debt relating to the finance lease with Kmart Corporation. During the corresponding period in 2002 the company paid $251.9 million to repay and repurchase debt, primarily due to the repurchase and cancellation of Series A Bonds and Series B Bonds.

On August 8, 2001 the Company announced the suspension of the repurchase of shares of the Company’s Common Stock, effective immediately. This was necessitated by the need to demonstrate to the Company’s customers, insurance regulators and rating agencies that it is able to maintain a strong and stable capital base. During the nine months ended September 30, 2003 and September 30, 2002 the Company repurchased $0.3 million and $2.6 million of shares, respectively. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our February 13, 2002 announcement to go into runoff.

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

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Prior to going into runoff, our reinsurance operations had historically provided significant liquidity in that premiums were received in advance, generally substantially in advance, of the time claims are paid. However, since placing our reinsurance operations into runoff, our premium receipts have been less than our loss and loss expense payments as claims on business written in prior years have accelerated faster than premiums due. We expect this trend to continue as the runoff of our reinsurance operations progresses.

Sources of capital and liquidity (continued)

The Company has historically obtained unsecured letter of credit facilities from banks to conduct its reinsurance business. The letters of credit have been used to collateralize the unearned premium and accrued loss and loss expense obligations of the Company to our cedants. Following our decision to cease writing new business and to run off our reinsurance operations, the banks required that these facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At September 30, 2003 the Company had $798.1 million of cash and investments collateralizing obligations to our cedants, including $197.5 million held in trust accounts.

At September 30, 2003 the reinsurance segment had $1.9 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities.

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

In addition, the Company’s finite reinsurance business includes a financial guarantee contract that exposes the Company to underwriting loss in the event of credit defaults. This policy is due to expire by the end of 2003. The Company controls this exposure to credit risk by establishing limits on the amount of risk to any one underlying credit and through aggregate limits in the reinsurance contract.

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company mitigated this risk by diversifying its assumed and ceded business with a number of different counterparties and mandating minimum credit ratings for each reinsurer at the time of placement and contractual features that permit the right of offset.

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

The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2002. During the nine months ended September 30, 2003 the Company has reduced the exposure to equity price risk through the sale of part of our S&P 500 portfolios. There may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	the uncertainties of the reserving process

•	the uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2007, a financial guaranty program that expires in 2003 and a residual value reinsurance program where the Company is exposed to losses until 2013

•	our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001

•	the occurrence of catastrophic events with a frequency or severity exceeding our estimates

•	loss of the services of any of the Company’s remaining executive officers

•	uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions)

•	losses due to interest rate fluctuations

•	losses arising from the sale of any of our reinsurance subsidiaries

•	volatility in U.S. financial markets which could affect our investment portfolio, and

•	the resolution of pending litigation.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 3 and 6 to the Financial Statements for discussions of legal proceedings to which OPL is a party.

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits:

31	(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2003	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming Chief Accounting Officer