Form 10-K
period 2003-12-31
OVERSEAS PARTNERS LTD
filed 2004-03-05
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003;

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

441-295-0788

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $10.16, the price per share as of June 28, 2003, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $1,207,220,263.

The number of shares of Registrant’s Common Stock outstanding as of February 27, 2004 was 118,769,846.

OVERSEAS PARTNERS LTD.

INDEX 10-K

PART I

Item 1. Business

OVERVIEW

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

The Company’s operations have historically been conducted through two segments – reinsurance and real estate & leasing. OPL’s primary business segment was reinsurance. OPL’s other business segment was ownership and management of United States real estate and property leasing.

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

On February 13, 2002, the Board of Directors of OPL announced its decision to restructure OPL and to begin an orderly runoff of its operations. The Board concluded that OPL’s then existing capital structure would not allow it to continue to grow and compete effectively in the reinsurance market while at the same time satisfying the desire of many of OPL’s 98,000 shareowners to have greater liquidity for their investment in OPL, for which there is no trading market and no prospect of such a market. OPL’s capital requirements have constrained its ability to purchase shares from its shareowners since the end of 1999 following the cancellation of the shipper’s risk business. See “Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters” for further discussion about our dividend policy and share repurchase rights.

Our operational focus since entering runoff has been to (i) preserve our capital base through various risk management initiatives; (ii) actively manage and negotiate early settlement of our reinsurance liabilities and real estate debt; (iii) seek opportunistic sales of our real estate assets and reinsurance subsidiaries; and (iv) prudently return capital to our shareowners over time. During the runoff of our operations we will continue to pay losses as they become due and collect outstanding receivables. OPL’s reinsurance operations are still exposed to new losses on unexpired policies and adverse development on prior year accrued loss and loss expense reserves. A more detailed discussion of our current operational objectives and the associated risks and uncertainties can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table provides financial highlights of OPL, broken down by business segments. More information concerning identifiable segment assets, revenues and net income for the years ended December 31, 2003, 2002 and 2001 can be found in Note 11 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

(in thousands U.S.$)	2003	2002	2001
Reinsurance:
Revenue	$250,241	$319,917	$645,816

Net reinsurance income (loss)	$87,911	$(264,073)	$(279,475)

Assets	$2,188,127	$3,171,741	$3,433,797

Real estate and leasing:
Revenue	$18,502	$272,516	$254,912

Net real estate and leasing (loss) income	$(25,418)	$103,315	$57,661

Assets	$—	$186,680	$912,968

REINSURANCE SEGMENT

Reinsurance Overview

Reinsurance is an arrangement in which a reinsurer agrees to indemnify a “primary” or “ceding” company against all or part of the risks assumed by the primary insurer under a policy or policies it has issued. Primary insurers purchase reinsurance for various reasons, including:

•	Protection from catastrophes or multiple losses;

•	Increased underwriting capacity;

•	Ability to write larger individual risks;

•	Withdrawal from certain markets or product lines;

•	Reduced financial leverage; and

•	Stability of operating results.

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

Reinsurers may also purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that cause primary insurers to purchase reinsurance. The terms “reinsurer” and “retrocessionaire” are often used synonymously. Similarly, the terms “reinsured” and “ceding company” are used interchangeably.

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

Over the years OPL diversified into a number of other lines of reinsurance business through subsidiaries based in Bermuda and Philadelphia, USA.

The Company’s wholly owned subsidiary, Overseas Partners Re Ltd. (“OPRe”), was incorporated in 1995 to diversify into additional lines of treaty and facultative business, including finite risk, accident & health, aviation & satellite, property, auto liability, marine and workers’ compensation. OPRe discontinued writing new business on February 13, 2002.

The Company established a wholly owned subsidiary, Overseas Partners Assurance Ltd. (“OPAL”), during 1998 to enhance and broaden its reinsurance relationships. OPAL provides rent-a-captive facilities to reinsurance clients, allowing them to participate in the underwriting and investment profits associated with their programs. OPAL discontinued writing new business on February 13, 2002.

In October 2000 OPL, through its wholly owned subsidiary Overseas Partners US Holding Company (“OPUS Holding”), completed the acquisition of Overseas Partners US Reinsurance Company (“OPUS Re”). OPUS Re is a property & casualty reinsurer and its principal operations are located in Philadelphia. OPUS Re discontinued writing new business in the second quarter of 2002.

On May 10, 2002, the Company sold its wholly owned subsidiary, Overseas Partners Cat Ltd. (“OPCat”), which was established in November 1999 to write worldwide property catastrophe business, for $25 million.

Bermuda Reinsurance

Prior to February 13, 2002, OPL and its wholly owned subsidiaries OPRe and OPCat, underwrote reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. We received underwriting submissions for new and renewal business from independent brokers and ceding reinsurance companies located in the United States and internationally. Our underwriting teams built relationships with key brokers and cedants by explaining their underwriting approach and demonstrating responsiveness to customer needs.

During 2000 there was a comprehensive review of our operations and we decided to discontinue our marine, property, and financial lines, based on poor profitability and other considerations. From 2000 until February 2002 we concentrated on a smaller number of specialty lines in which we could add value to our clients. Our underwriting incorporated a detailed technical analysis of risk and return characteristics through actuarial analysis and financial modeling and required the involvement of underwriting, claims, actuarial, finance and legal professionals. All business written had to meet strict, Board-approved, underwriting standards and minimum risk and return criteria.

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

To mitigate these risks, we focused on those ceding companies that we believed effectively managed the underwriting process through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance were compatible with our profitability objectives. We reviewed treaties for compliance with our general underwriting standards and evaluated certain larger treaties in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses were tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. When appropriate we conducted underwriting audits at the offices of ceding companies to ensure that the ceding companies operated within their guidelines. Underwriting audits focused on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. We also perform claims audits, when appropriate, in order to evaluate the client’s claims handling abilities and practices. We will continue to perform these claim audits as the Company’s operations run off.

For both treaty and facultative business, we also considered factors such as cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

Our reinsurance contracts sometimes included sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, we sometimes also worked with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. We also purchased several layers of excess of loss protection for our aviation and property books of business and entered into a quota share retrocession of our property catastrophe business. Reinsurance premiums ceded by the Company totaled $3.1 million, $78.6 million and $93.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of the reinsurance premiums ceded by the Company in 2002 $77.4 million was for property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002.

United States Reinsurance

OPUS Re’s treaty operation underwrote property and casualty treaty business exclusively in the United States. Additionally, OPUS Re had a casualty facultative underwriting unit that focused on both facultative certificate business for a host of carriers, as well as some automatic facultative facilities in the general liability, auto liability and workers’ compensation lines.

The business was sourced exclusively through various intermediaries based in the United States who work on behalf of their cedant account relationships. The underwriting goals were focused towards working layer casualty where the losses tend to be higher frequency, lower severity and therefore more predictable than the excess layers of coverage. OPUS Re also took advantage of selective opportunities in the proportional agricultural reinsurance, proportional private passenger auto and accident & health markets. The underwriting methodologies used for the United States Reinsurance operations were similar to those described above in the Bermuda Reinsurance section.

Runoff

Despite the decision to restructure OPL and cause its operations to go into runoff, OPL’s reinsurance operations are still exposed to new losses on unexpired policies and to adverse development on prior year accrued loss and loss expense reserves. Some of these policies do not expire for several years and include launch and in-orbit satellite exposures through to 2009 and a residual value reinsurance program where the Company is exposed to losses until 2013. During the runoff we will continue to pay losses as they fall due and collect outstanding receivables. OPL will distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. In order to accelerate the distribution of equity to shareowners we will attempt to commute or novate our remaining reinsurance contracts as this reduction in exposure will also reduce the amount of capital we are required to hold to satisfy regulatory requirements.

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

Ratings

On January 13, 2003, at the Company’s request, A.M. Best Company withdrew the Company’s financial strength rating. A.M. Best Company will no longer formally evaluate OPL or its reinsurance subsidiaries for the purposes of assigning a rating opinion. We are not currently rated by any rating agency. The lack of financial strength ratings has not significantly affected the operations of OPL and its subsidiaries given their current runoff status.

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

The Company’s gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from current and prior reinsurance transactions, amounted to approximately $1,078.7 million and $1,580.6 million at December 31, 2003 and 2002, respectively. Accrued losses and loss expenses are carried at the full amount estimated for ultimate expected liabilities, without any discount to reflect the time value of money. This is in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s regulations.

Paid and unpaid losses recoverable from reinsurers were $90.8 million and $115.6 million as of December 31, 2003 and 2002, respectively. OPL remains liable with respect to reinsurance ceded in the event that the reinsurer is unable to meet its obligations. The senior management of OPL re-evaluates the financial condition of reinsurers at least annually and establishes provisions for unrecoverable amounts as necessary. At December 31, 2003 the Company had established a provision of $10 million for unrecoverable amounts.

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

A detailed discussion of the industry wide and company specific uncertainties relating to the estimate of outstanding losses and IBNR is contained in the section relating to “Critical Accounting Policies” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The “Analysis of Losses and Loss Expenses Development” shown below presents the subsequent development of the estimated year-end liability for accrued losses and loss expenses, (net of reinsurance recoveries), at the end of each of the years in the ten year period ended December 31, 2003. The top line of the table shows the estimated liability for unpaid losses and loss expenses, (net of reinsurance recoveries), recorded at the balance sheet date for each of the indicated periods. This net liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date. The upper portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. This estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “Cumulative (Redundancy) / Deficiency” line represents the aggregate change in the estimates over all prior years. The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Losses and Loss Expenses Development

	Years ended December 31
As at December 31, (In thousands U.S.$)	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoveries	250,325	219,311	214,207	265,166	338,425	461,891	957,161	1,374,123	1,695,920	1,465,998	1,014,194
Liability Re-estimated as of:
1 year later	250,609	224,149	216,581	278,328	332,893	588,585	1,261,420	1,408,621	1,707,045	1,481,030
2 years later	252,060	224,861	216,581	271,061	309,921	693,914	1,317,873	1,438,180	1,710,688
3 years later	252,060	224,861	211,404	245,962	322,253	726,635	1,334,010	1,479,891
4 years later	252,060	223,162	187,978	247,106	336,623	734,691	1,363,614
5 years later	252,060	201,409	187,978	253,252	340,853	744,655
6 years later	231,980	201,409	193,470	258,872	351,196
7 years later	231,980	206,339	199,368	267,899
8 years later	235,816	211,464	207,522
9 years later	240,116	218,671
10 years later	246,411
Cumulative (Redundancy)/Deficiency	(3,914)	(640)	(6,685)	2,733	12,771	282,764	406,453	105,768	14,768	15,032	—

Cumulative paid losses, net of reinsurance recoveries, as of:
1 year later	81,059	75,836	94,811	130,802	139,219	146,565	331,474	369,867	445,882	533,029
2 years later	164,156	135,631	133,078	177,156	213,046	439,589	490,454	583,490	828,493
3 years later	197,061	164,616	153,978	202,130	253,791	488,970	592,499	862,125
4 years later	212,526	179,612	166,011	218,924	267,297	525,569	762,045
5 years later	220,993	188,489	173,194	228,564	289,414	582,522
6 years later	225,483	193,323	180,757	246,937	313,764
7 years later	227,658	199,474	187,012	264,831
8 years later	233,076	204,006	203,165
9 years later	236,241	215,561
10 years later	243,574

Reconciliation of Unpaid Losses and Loss Expenses

The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

(In thousands U.S.$)	2003	2002	2001
Gross balance as of January 1,	$1,580,618	$1,887,046	$1,416,733
Less reinsurance recoverable	(114,620)	(191,126)	(42,610)

Net balance as of January 1,	1,465,998	1,695,920	1,374,123

Incurred related to:
Current year	97,147	426,863	673,294
Prior years	15,031	11,125	34,498

Total incurred	112,178	437,988	707,792

Paid related to:
Current year	(30,953)	(129,357)	(71,919)
Prior years	(533,029)	(504,973)	(314,076)

Total paid	(563,982)	(634,330)	(385,995)

Transfer of loss reserves on sale of OP Cat	—	(33,580)	—

Net balance as of December 31,	1,014,194	1,465,998	1,695,920
Plus reinsurance recoverable	64,510	114,620	191,126

Gross balance as of December 31,	$1,078,704	$1,580,618	$1,887,046

The following summarizes the development of incurred losses as depicted in the prior two tables. Prior to 1996 the vast majority of the Company’s reinsurance business was shipper’s risk. The shipper’s risk business was characterized by relatively predictable claim experience as a result of the maximum claim exposure being limited to $25,000 per occurrence. The shipper’s risk was also short-tail business (i.e. claims would be notified and settled quickly). In 1996 the Company started to diversify into other lines of business that were less predictable and generally had a longer tail than the shipper’s risk business. The diversification came at a time of intense competition in the reinsurance industry resulting in industry pricing that has proven inadequate for the exposures being reinsured. The proliferation of large industry loss events in the late 1990’s also compounded the effects of inadequate pricing.

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

The 2003 prior years reserve increases related primarily to an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California.

Additional information on these matters is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Investments

The Company maintains portfolios of highly liquid investments and cash to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. The fair value of such cash and investments was approximately $1.7 billion at December 31, 2003.

For accounting purposes we classify our investments as either trading or available-for-sale; however, we manage the Company’s cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

Following our decision to enter runoff our risk tolerance has decreased and our investment objective has been and will continue to be focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. The Company’s strategy of accelerating loss payments through commutations and novations of the remaining reinsurance contracts will result in continued negative cash flow. Consequently, we have reduced the duration of our investment portfolio and increased our cash and short-term investment positions to ensure that we will have sufficient cash available to fund our loss payment obligations, fund permitted distributions to shareowners and to mitigate our exposure to investment losses in the event of interest rate increases.

Despite these actions, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets. We will continue to review our asset allocation as our runoff progresses.

Our asset allocation is also constrained by our banks’ requirement that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. The investments collateralizing the letter of credit facilities must be either cash, cash equivalents, U.S. government debt maturing in less than five years or corporate debt rated at least “A” by S&P or “A2” by Moody’s. At December 31, 2003 the Company had $448.2 million of cash and investments collateralizing our $441.3 million letter of credit facilities. In addition the Company had $120.8 million of cash and investments held in trust accounts to collateralize obligations to certain reinsureds.

Prior to our decision to enter runoff our investment objective was to maximize long-term investment income while ensuring that the level of short-term fluctuations in value was within our risk tolerances. Risk and return objectives were incorporated into an asset allocation model that developed an optimal portfolio of specific asset classes that provided for diversification, enhanced returns and lower overall portfolio volatility. These long-term objectives resulted in the Company having significant investments in equity and global bond portfolios and also resulted in the Company committing to invest a total of $65 million in four private equity funds.

The investments of OPL’s United States reinsurance subsidiary, OPUS Re, must comply with the respective laws of the jurisdiction of domicile of that subsidiary and of the other jurisdictions in which it is licensed or authorized to write business. These laws prescribe the kind, quality and concentration of investments that may be made. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred and common stock, real estate mortgages and real estate.

Further information concerning the Company’s investment portfolio, including a discussion of the significant market risk associated with the portfolio, can be found in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” and Note 6 to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

Competition

Following the February 13, 2002 decision to put the Company into runoff, we no longer compete in the international property and casualty reinsurance market.

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

The minimum paid up share capital to be maintained by OPL under Bermuda insurance law and regulations is $370,000, while OPRe and OPAL each require $120,000. In addition, these Bermuda reinsurance companies are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or (ii) the aggregate of $1.2 million and 15% of the amount by which net premium income from general business exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions and other general business insurance reserves. The minimum solvency margin for OPL, OPRe and OPAL is approximately $14 million, $129 million and $1 million, respectively. As of December 31, 2003, OPL, OPRe and OPAL had approximately $686 million, $358 million and $3 million respectively, of statutory capital and surplus in excess of these requirements.

As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPL, OPRe and OPAL. In addition to these regulatory restrictions, each subsidiary needs to consider, among other issues, the potential for future adverse development in the ultimate cost of reinsurance liabilities and the potential for significant losses from unexpired policies prior to making such distributions.

Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However OPL, OPRe and OPAL are also required to each maintain a minimum liquidity ratio whereby the value of their relevant assets (mainly cash, investments, receivables and other liquid assets) are not less than 75% of the amount of their relevant liabilities (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the year ended December 31, 2003.

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

United States

OPUS Re is subject to regulation under the insurance laws and regulations of all the jurisdictions where it is licensed or authorized to write reinsurance including Delaware, where it is domiciled. OPUS Re is licensed or otherwise authorized to write reinsurance in 49 states, the District of Columbia and Puerto Rico. Insurance laws and regulations vary from state to state, but in general grant broad powers to supervisory agencies and officials to examine all insurance and reinsurance companies authorized to do business in their state, enforce rules, and exercise discretion, (and impose fines and penalties for violations of regulatory requirements), touching almost every significant aspect of the conduct of the insurance business. As a general rule, most insurance law and regulation focuses on the conduct of an insurance company’s relationship with the policyholder and permit a ceding insurer and a reinsurer to negotiate, without material regulatory involvement, the terms and conditions of and rates charged under almost all reinsurance contracts with unaffiliated parties except for the criteria for statutory accounting statement credit for the reinsurance provided by a reinsurer to an insurer domiciled in a given state. Thus, in general, state insurance laws and regulations are primarily designed for the protection of solvency and policyholders (insureds) rather than for the benefit of ceding insurers or investors. Nevertheless, state regulatory authorities do monitor compliance with, and periodically conduct examinations with respect to, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the net amount of risk that may be retained, deposits of securities for the benefit of insured’s, methods of accounting, and reserves for unearned premium, losses and other purposes. While insurers and reinsurers are principally regulated by the states, most insurance and reinsurance companies remain obligated to comply with applicable federal laws such as the Employee Retirement Income Security Act of 1974 (“ERISA”), the Financial Services Modernization Act (commonly known as “Gramm-Leach-Bliley”), applicable federal securities laws, and the federal anti-trust laws to the extent not preempted by the McCarran-Ferguson Act.

The National Association of Insurance Commissioners (“NAIC”) is an organization that assists state insurance supervisory officials in the United States to achieve insurance regulatory objectives, including the maintenance and improvement of state regulation. From time to time various regulatory and legislative changes have been proposed in the insurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers, and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. OPUS Re is unable to predict what effect, if any, these developments may have on its operations and financial condition.

The NAIC has adopted Risk-Based Capital (“RBC”) requirements for property and casualty insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. State insurance regulators use the RBC formula as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that may be inadequately capitalized. In addition, the formula defines minimum capital standards that supplement the system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The ratios of total adjusted capital to authorized control level RBC for OPUS Re exceeded all the RBC trigger points at December 31, 2003.

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

Dividend payments by OPUS Re are limited by statutory regulations. These dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices (which also require the direct approval of regulatory authorities for any proposed “extraordinary dividend” as defined). OPUS Re’s statutory net loss for 2003 was $1,164,200, and statutory surplus was $69,714,019 as of December 31, 2003. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) ten percent of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) OPUS Re’s net income, excluding realized capital gains, as shown in the preceding year’s annual statement, but shall not include pro rata distributions of any class of OPUS Re’s own securities. The maximum allowable dividend payable in 2004 is $nil unless regulatory authority approval for an “extraordinary dividend” is obtained.

REAL ESTATE AND LEASING SEGMENT

An important aspect of the Company’s previous strategy had been the ownership of income-producing real estate and the leasing of assets through subsidiaries of Overseas Partners Capital Corp. (“OPCC”). Prior to 2000, OPCC owned a portfolio of Class A properties in three key United States markets: Atlanta, Boston and Chicago. The portfolio consisted of four large office complexes, one office/retail mixed-use development and a large convention hotel. In addition, OPCC owned two properties and other assets that were leased to major companies. Since August 2000, OPCC and its subsidiaries have sold all of these properties.

An OPCC subsidiary, Overseas Capital LLC, owned all of the limited partnership interests in, and OPCC owned all of the common stock of the corporate general partner of, KMS II Realty Limited Partnership, a Delaware limited partnership (“KMS II”). Until November 2003, KMS II owned a 1.5 million square foot regional distribution facility in Manteno, Illinois, which it leased to Kmart Corporation. Kmart Corporation purchased the facility on November 25, 2003 for net cash proceeds of $6.8 million, resulting in a pre-tax loss of $10.8 million.

Until January 31, 2002, an OPCC subsidiary, Overseas Capital Co. (“OCC”) leased its Ramapo Ridge Facility (“the Facility”) to United Parcel Service General Services Co., a subsidiary of UPS, for data processing and telecommunications operations. On January 31, 2002 UPS purchased the building for $127.9 million and the land on which the building is located for $13.6 million, yielding a total gain on sale before income taxes of $47.1 million.

Until July 8, 1998, OCC leased five Boeing 757 air package freighters to UPS. The aircraft were sold pursuant to the terms of a purchase option granted to UPS in a May 31, 1990 Aircraft Lease Agreement between the parties.

The acquisition of the aircraft and the Facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding Corp. (“OPL Funding”), incorporated in Delaware as a special purpose subsidiary of OCC. One series (“Series A Bonds”), in the principal amount of $171.6 million, was due in 2012; the other (“Series B Bonds”), in the principal amount of $73.4 million, was due in 2019. Overseas Partners Credit, Inc. (“Overseas Credit”), a single purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee. The zero coupon treasury notes were scheduled to mature prior to the scheduled maturity date of each series of bonds, in amounts equal to the principal amount of the bonds in that series. In July 1998, OPL Funding invested $186.6 million of the proceeds from the sale of the aircraft into United States zero-coupon treasury notes and corporate bonds as substitute collateral for the interest obligations associated with the Series A Bonds. Following the sale of the Facility, OPL Funding invested $84.2 million of the proceeds from the sale into United States zero-coupon treasury notes as substitute collateral for the interest obligations associated with the Series B Bonds. These investments were sufficient to defease all remaining interest payments due on the bonds.

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

On October 6, 2003 OPL Funding completed the repurchase and cancellation of the remaining $60.0 million of Series A Bonds and $15.0 million of Series B Bonds for a total premium of $35.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $91.5 million generating a $20.9 million gain on sale.

Following the sale of our final remaining leased asset in the fourth quarter of 2003, the Company is no longer engaged in the real estate and leasing business. Effective December 31, 2003, OPCC was liquidated and all remaining assets and liabilities were distributed to OPL as a final liquidating distribution. The remaining assets primarily comprise state and federal income taxes recoverable of $20.4 million and 100% ownership of Overseas Capital Business Trust.

Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 2003, 2002 and 2001 can be found in Notes 7, 9 and 11 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

Competition

The Company is no longer engaged in the real estate and leasing business and therefore does not compete in this market.

TAXATION

Under current Bermuda law, OPL and its Bermuda domiciled insurance subsidiaries (“Bermuda insurance subsidiaries”) are not obligated to pay any tax in Bermuda based upon income or capital gains.

Pursuant to the income tax treaty between the United States and Bermuda, a Bermuda insurance company would be subject to United States income tax and United States branch profits tax on its income that is attributable to a United States permanent establishment. Under current law, United States income tax would be imposed at a 35% rate, and the United States branch profits tax would be imposed at a 30% rate. Based on the operations of OPL and its Bermuda insurance subsidiaries, OPL believes that neither it nor its Bermuda insurance subsidiaries have a United States permanent establishment. Moreover, OPL and its Bermuda insurance subsidiaries intend to conduct their activities so that they will not do business in the United States through a permanent establishment. However, as there are no definitive standards provided by the Code, regulations or court decisions concerning what activities constitute a permanent establishment in the United States, and as the determination is essentially factual in nature, there can be no assurance that the United States Internal Revenue Service (“IRS”) will not contend successfully that either OPL or one or more of the Bermuda insurance subsidiaries has income which is attributable to a United States permanent establishment.

As previously reported, the IRS challenged OPL’s position regarding United States federal income taxes and asserted that OPL was liable to pay such taxes for various years. The IRS based its challenges on the assertion that OPL was engaged in a U.S. business with respect to two lines of business: (1) the reinsurance of certain shipper’s risk coverage for United Parcel Service of America, Inc. (“UPS”) customers and (2) the reinsurance of certain workers’ compensation coverage for UPS. Those issues were before the United States Tax Court for the 1988 through 1990 tax years, before the IRS Appellate Division for the 1991 through 1994 tax years and under IRS examination for years after 1994.

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

Certain of OPL’s subsidiaries are incorporated in the United States, including OPUS Re. These subsidiaries are subject to United States income and other taxes.

It should be noted that Congress has historically sought to broaden the taxation of foreign enterprises owned by United States residents, and future legislation could affect the United States federal tax treatment of OPL.

The United States imposes an excise tax at the rate of 1% of gross premiums paid to foreign reinsurance companies for reinsurance covering risks located in the United States. Reinsurance premiums paid to OPL and its Bermuda reinsurance subsidiaries by United States insurers are subject to this excise tax.

EMPLOYEES

As of February 27, 2004 OPL, directly and through its subsidiaries, had a total of 22 employees, with 20 in Bermuda, 1 in Philadelphia and 1 in Atlanta.

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

See “Item 10 – Directors and Executive Officers of the Registrant”.

Financial Information by Geographic Areas

See Note 11 of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

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

Item 2. Properties

The Company conducts its reinsurance business from leased office premises in Bermuda and Philadelphia and conducted its real estate & leasing business from leased office premises in Atlanta. These facilities are generally in good condition and are adequate for the requirements of the Company.

Item 3. Legal Proceedings

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

During October 2003 the parties reached a tentative settlement with respect to all claims brought by the various plaintiffs. The settlement agreement was executed on December 31, 2003 and on January 16, 2004 the Court preliminarily approved the settlement. A settlement hearing will be held on May 21, 2004 at which time the Court will determine as a final matter whether the settlement should be approved. Assuming that the Court gives final approval, the Company expects that it would incur additional costs of approximately $10 million in connection with the settlement, and this amount has been accrued in the financial statements for the year ended December 31, 2003. However, there can be no assurance that the Court will approve the settlement.

The Company believes that it has meritorious defenses to all claims asserted against it and in the event that the Court does not approve the settlement, the Company intends to defend all claims vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

Certain of OPL’s subsidiaries are party to legal proceedings in the investigation and defense of claims arising out of their reinsurance business and / or their former ownership of real estate. We do not believe that the eventual outcome of any such proceedings will have a material effect on their condition or business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Summary of OPL Stock

We are currently authorized to issue 900,000,000 shares of our Common Stock, par value $0.10 per share, of which 127,500,000 shares were issued and 118,769,846 outstanding as of February 27, 2004. We are also authorized to issue 200,000,000 shares of preference stock of par value $0.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any shares of preference stock in the foreseeable future.

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

There were approximately 98,000 record holders of our Common Stock as of February 27, 2004.

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

On August 8, 2001 the Board suspended the repurchase of all shares and therefore we do not anticipate exercising our right of first refusal in the foreseeable future.

Our Purchase Rights - Recall

We have the right under our Bye-Laws to purchase (or “recall”) shares of our Common Stock from shareowners following their retirement, death or other termination of employment with UPS, OPL, or any of their respective subsidiaries. We may exercise this right to recall all or a portion of the shares of a former employee at any time within a period of three years or thirteen years following the holder’s termination of employment. The purchase price will be the book value of the shares at the time of purchase.

Given our runoff status it is unlikely that we will recall any shares in the future.

Dividend Policy

The declaration and payment of dividends is at the discretion of the Board of Directors and depends on many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and legal and regulatory considerations. The ability of our reinsurance subsidiaries to pay dividends to OPL and its ability to pay dividends to our shareowners are subject to the maintenance of minimum solvency and liquidity margins as required by Bermuda insurance law.

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

We declared and paid two cash dividends in the amounts of $54.1 million and $29.7 million, or $0.45 and $0.25 per share, respectively, in 2001. No dividends were paid during 2002 or 2003. Given our runoff status, it is unlikely that we will pay any ordinary dividends in the future.

Our Ability to Purchase Shares and Make Distributions

On November 1, 2000 the Board announced that it would limit the number of shares that we would be willing to purchase from any shareowners seeking to sell such shares between November 1, 2000 and December 31, 2001. Accordingly, during such period, we were willing to purchase up to 10% of the shares of our Common Stock held by any shareowner as of November 1, 2000. These limits were necessary to preserve the Company’s strong capital base while the Company implemented its specialty reinsurance growth strategy with the aim of providing both long-term value and liquidity to all shareowners.

Between November 1, 2000 and August 7, 2001 the Company purchased 3.1 million shares from 5,479 shareowners for a total cost of $52.1 million.

On August 8, 2001, following a further decline in our capital base as result of poor underwriting and investment performance, we announced that it was necessary to suspend our share repurchase program entirely. Following this action, and recognizing the desire of many of OPL’s shareowners to have greater liquidity for their investment in OPL, the Board of Directors initiated a comprehensive review of strategic alternatives to provide future liquidity, which resulted in our announcement on February 13, 2002 that we would begin an orderly runoff.

The ultimate goal of the runoff is to distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return shareowners’ equity. See Note 12 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for a more detailed discussion of this issue.

On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a liquidating distribution to shareowners of $2 per share. This distribution of $237.7 million was paid to shareowners on April 9, 2003. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of another liquidating distribution to shareowners of $2.50 per share. This distribution of $296.9 million was paid to shareowners on January 5, 2004.

The distributions were liquidating distributions for U.S. federal income tax purposes and are treated as payments in exchange for stock. Accordingly, an OPL shareowner would recognize capital gain or capital loss on the difference between (i) the value of the consideration received in a liquidating distribution for each share of OPL stock and (ii) such shareowner’s adjusted tax basis in each share. Any such capital gain or loss would be long-term capital gain or loss if the shareowner held the shares for more than one year on the date of distribution and short-term capital gain or loss if the shareowner held the shares for less than one year on the date of distribution. If there are a series of liquidating distributions, amounts paid are first applied to basis; distributions are only taxed as capital gain once the aggregate amount of the distributions exceeds such basis. Capital losses on a series of liquidating distributions may be recognized only when a shareowner receives the final liquidating distribution with respect to his shares.

Determination of share value

When OPL commenced business in 1984, the book value method was used to set the price of shares. As OPL’s business grew, the Board determined that it was important to focus on the long-term value of the Company in setting the price of its stock. The fair value method enabled the Board to consider future earnings and prospects and the value of the business as a going concern when determining share price. In August of 1999, the shareowners of OPL voted to amend Bye-law 40(13) to replace the book value method with the fair value method.

Between August 10, 2000 and August 8, 2001 the Company repurchased shares of Common Stock at the fair value of $17.00 per share. With the exception of shares purchased from employees, who had exercised put-options to sell their shares upon termination of their employment with the Company, the Company has not repurchased shares of our Common Stock since August 8, 2001. The fair value per share as determined by our board of directors since that date was as follows:

August 9, 2001 to February 12, 2002	$14.50
February 13, 2002 to August 6, 2002	$11.07
August 7, 2002 to February 25, 2003	$10.88
February 26, 2003 to August 6, 2003	$10.16

On August 6, 2003 the shareowners of OPL voted to amend Bye-law 40(13) to replace the fair value method with the book value method such that the price paid for repurchases of our Common Stock, if any, corresponds to the net book value per share as determined from the Company’s most recent balance sheet as filed with the Securities and Exchange Commission. With the Board’s decision in February 2002 to restructure OPL and cause its operations to begin an orderly runoff, the Company is no longer writing new reinsurance business and has no plans to expand its business in the future. Book value measures the historic value of a business and is closely tied to accounting rules and time periods. Book value also reflects the effect of any dividends or other distributions made. Now that OPL has begun to return capital to shareowners, it is important that the price paid for repurchases of shares, if any, should reflect any amounts already distributed. As such, we believe that book value is a more appropriate way of determining the price of our Common Stock now that the Company is in runoff. The net book value per share at each quarter-end, as reported in the Company’s quarterly filings with the Securities and Exchange Commission was as follows:

June 30, 2003	$8.49
September 30, 2003	$8.37
December 31, 2003	$5.90

Custody Arrangements for Certificates of OPL Common Stock

Each shareowner may elect to have Wachovia Bank hold his or her certificates as custodian without cost to the shareowner. Wachovia’s Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

Wachovia Bank

Employee Shareholder Services Corporate

Trust Department

P.O. Box 41784

123 South Broad Street

Philadelphia, PA

19101-1784

Phone: (215) 875-1144

Toll Free: (877) 223-6966

If a shareowner elects to have Wachovia hold the shares of Common Stock in custody, Wachovia will have the shares registered in its name, or that of a nominee, and will sell or otherwise dispose of the shares only upon the shareowner’s instruction and in conformity with our Bye-Laws. Wachovia will promptly remit distributions on Common Stock held in custody to the shareowner. Shareowners will receive periodic statements of the number of shares held by Wachovia for their account and of distributions paid on those shares. Notice of any regular or special meeting of our shareowners will be forwarded to shareowners by Wachovia, which will vote the shares as directed by the shareowner in a letter of instruction if returned to Wachovia in a timely fashion, or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting. Absent instructions from the shareowner, Wachovia will vote the shares at its discretion.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with OPL’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follow this section. In particular, the February 2002 decision to discontinue reinsurance operations and begin an orderly runoff of both the reinsurance and real estate & leasing segments will materially affect the comparability of the information. All currency amounts herein are expressed in U.S. dollars.

Five-Year Selected Financial Data

(In thousands U.S.$, except per share amounts)

Income Statement Data:

Years Ended December 31,

(in thousands U.S.$)	2003	2002	2001	2000	1999
Revenue:
Gross reinsurance premiums written	$(34,732)	$444,955	$694,412	$563,553	$845,023

Reinsurance premiums earned	118,146	457,317	609,412	586,016	807,709
Reinsurance commission income	(237)	6,934	12,125	5,621	5,574
Real estate and leasing	3,020	83,837	196,980	273,822	273,136
(Loss) gain on disposal of assets	(10,198)	139,902	41,767	49,496	—
Investment income (loss)	158,012	(95,557)	40,444	(32,473)	314,933

Total revenue	268,743	592,433	900,728	882,482	1,401,352

Net income (loss)	45,855	(216,591)	(260,758)	(557,916)	232,795

Basic and diluted net income (loss) per share	0.39	(1.82)	(2.19)	(4.53)	1.85

Cash dividends per share	—	—	0.70	1.20	1.20

Balance Sheet Data:
December 31,

(in thousands U.S.$)	2003	2002	2001	2000	1999

Cash and investments	$1,744,797	$2,455,966	$2,662,281	$2,866,743	2,942,913

Assets:
Reinsurance	2,188,127	3,171,741	3,433,797	3,278,838	3,389,636
Real estate and leasing	—	186,680	912,968	1,298,746	1,525,646

Total assets	2,188,127	3,358,421	4,346,765	4,577,584	4,915,282

Short-term debt	—	—	—	135,000	—

Long-term debt	—	100,322	556,099	761,943	866,144

Members’ equity	700,963	1,208,065	1,318,921	1,778,005	2,547,383

Net book value per share	5.90	10.16	11.07	14.70	20.48

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under “Item 8 – Financial Statements and Supplementary Data”.

Our financial condition, results of operations and cash flows are affected by a number of business factors and critical accounting policies as discussed further below.

BUSINESS FACTORS

The Company’s historical operations were conducted through two segments – reinsurance and real estate & leasing. However, in February 2002, the Company announced its decision to discontinue reinsurance operations and begin an orderly runoff of both the reinsurance and real estate & leasing segments. The decision to go into runoff reflected the desire of many of our shareowners to have greater liquidity for their investment in OPL. The Company’s primary objective at this time is to return capital to shareowners as and when it is prudent to do so, with due regard to our ongoing capital needs and regulatory restrictions.

As discussed further below, the decision to put the operations into runoff has significantly impacted our results of operations and associated cash flows and will continue to do so for the duration of the runoff.

a.	Historic operations and sources of revenue, income and cash flow

Prior to the decision to begin an orderly runoff, the Company participated in a number of lines of reinsurance business including finite risk, accident & health, aviation & satellite, property, property catastrophe, auto liability, marine and workers’ compensation business in Bermuda and working layer casualty in the United States through OPUS Re.

Our primary sources of reinsurance revenues were premiums from our reinsurance contracts and investment income earned from investing the premiums received and the capital allocated to the reinsurance segment. For some lines of business, such as workers’ compensation and working layer casualty, the expected future investment income was a critical part of the underwriting process as there are significant lags between the dates that premiums are received and losses are paid. Claims on those lines of business may typically be paid over a period of time that extends beyond 20 years. The expenses incurred by the reinsurance segment were primarily: (i) costs associated with the acquisition of the underlying business, including fees paid to reinsurance agents and brokers that introduce the business to the company, and commissions paid to the reinsured (referred to as “ceding companies”) to reimburse them for a portion of their own acquisition costs; (ii) losses and loss adjustment expenses associated with underlying claims on the reinsured policies; and (iii) internal general and administrative expenses allocated to the reinsurance segment.

In addition, the Company earned real estate & leasing revenues by renting or leasing the hotel, office, retail and other properties that we acquired over time. The Company also expected to generate additional income from the appreciation in value of the properties during the period of ownership. Expenses incurred in this segment were primarily operating costs such as payroll, repairs and maintenance, leasing commissions to brokers, property management fees, real estate taxes and interest on debt incurred to partially finance the acquisitions. Commencing in 2000, the Company started to dispose of its real estate properties on an opportunistic basis with a view to redeploying the capital to the reinsurance segment or making distributions to shareowners.

b.	Current operations and sources of revenue, income and cash flow

The Company has not written any new reinsurance business since the decision to discontinue reinsurance operations. However, premiums will continue to be collected and earned, and losses will be incurred and paid, on business written prior to the decision to begin runoff. Some of our reinsurance contracts do not expire for several years and include launch and in-orbit satellite exposures through 2009 and a residual value reinsurance program where the Company is exposed to losses until 2013. Further, our reinsurance liabilities include other accrued loss and loss expenses that are estimated to be paid beyond 2020.

Our operational focus since going into runoff has been to: (i) preserve our capital base through various risk management initiatives; (ii) actively manage and negotiate early settlement of our reinsurance liabilities and real estate debt; (iii) seek opportunistic sales of our real estate assets and reinsurance subsidiaries; and (iv) prudently return capital to our shareowners over time.

Our primary risk management initiatives are aimed at reducing the risk of adverse development in the estimated ultimate cost of settling our accrued losses and loss expenses (see further discussion of these uncertainties in “Critical Accounting Policies” below). We have sought to commute our reinsurance contracts through negotiation with our ceding companies. A commutation involves our paying a single amount to the ceding company as a full and final settlement of our estimated ultimate obligations. Loss reserve commutations are recorded as an increase or decrease in incurred claims. Commutations of unexpired risks are recorded as a return (i.e. reduction) of original premiums written. Not all ceding companies may be willing to agree to commutation or we may be unable to agree a mutually acceptable settlement price. As such we may also seek to novate certain reinsurance contracts to a third party reinsurer. Novation involves our paying a single amount, with the ceding company’s consent, to another reinsurer who then assumes all of our risks and obligations under the original reinsurance contract. Novations are recorded as a return of the original premium income and any attendant claims and expenses that have been previously recorded.

An alternative to our commutation and novation strategy is to sell the reinsurance subsidiary itself. For example, we sold our property catastrophe reinsurance subsidiary, OPCat, in February 2002 as this eliminated our exposure to potential catastrophic loss on unexpired reinsurance contracts. Although we will continue to explore sales of our remaining reinsurance subsidiaries, OPRe and OPUS Re, potential purchasers will likely value the subsidiary’s assets and liabilities at amounts different from their carrying values to reflect their own assessment of risks and uncertainties and the need to generate a return on their investment. Any loss on sale of a subsidiary will be recorded in the period that the terms of a proposed sale meet all of the criteria required for the subsidiary to be classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the meantime the Company continues to review the carrying value of individual asset classes for possible impairment in accordance with applicable generally accepted accounting principles for each such asset class. (See further discussion on asset impairment under “Critical Accounting Policies” below.)

We have also sought resolution of other loss contingencies such as the tax and class action litigations (see “Item 3 – Legal Proceedings”), while also reducing the risks inherent in our asset base, through the sale of our S&P 500 equity security portfolio (market risk), global fixed income portfolio (currency and interest rate risk) and a reduction in the duration of our remaining fixed income portfolio (interest rate risk).

The elimination of contingent and actual liabilities and other risk mitigation efforts described above will ultimately release capital for distribution to shareowners, although the amount and timing of such distributions to shareowners is also a function of regulatory approval in both Bermuda and the United States. (See further discussion on Regulations in Note 12 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.)

The decision to put the Company’s operations into runoff has significantly impacted our results of operations and associated cash flows. In particular: (i) our results have fluctuated, and will continue to fluctuate, materially from quarter to quarter as a result of, among other things, the number and size of negotiated settlements of reinsurance contracts and real estate debt, the timing and valuation of real estate disposals, the timing and cost to resolve loss contingencies, changes in estimates in accrued loss and loss expenses, and the changes in the size and composition of our investment portfolio; and (ii) the Company has become cash flow negative in its reinsurance operations and expects this to continue in the future as the cash received from premiums has declined following the non-renewal of business and the payment of accrued losses has accelerated through our efforts to negotiate the early settlement of our liabilities. We anticipate that the Company’s cash and investment portfolio will provide adequate liquidity to enable the Company to meet its obligations as they fall due.

Our primary source of revenue at this time is the investment income earned from our investment portfolio and, to a lesser extent, the residual earning of premiums written on multi-year contracts before our decision to enter runoff. Investment earnings will continue to decline in future periods as we use our funds to pay reinsurance claims, including the commutation and novation of contracts, to meet corporate overhead and to make distributions to shareowners. We no longer generate any real estate & leasing revenues following the final property sale in late 2003.

Our most significant expenses relate primarily to losses and loss adjustment expenses, including changes in estimates in our accrued losses and loss adjustment expense reserves and the effects of any commutation or novation agreements, and internal general and administrative expenses. Our general and administrative expenses currently comprise payroll, shareowner service fees, legal fees, investment management expenses and other office overhead. Expenses associated with the oversight of unexpired reinsurance policies and the handling of claims, commutations and novations are allocated to the reinsurance segment with the residual expense and other charges recorded as other operating expenses. Our total general and administrative expenses are unlikely to decrease significantly for the next few years whereas we expect investment income to decline as our asset base is reduced. Consequently, it is possible that we will incur a net loss in future periods.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements include amounts that, due to their nature, are inherently subjective, as their reported values are based on estimates that require complex assumptions and significant management judgment. We believe that the following items involve highly subjective and complex estimates:

a.    Reserves for accrued losses and loss expenses; and

b.    Other-than-temporary impairments in the carrying value of certain assets.

While we believe that the recorded amounts reflect our best estimates and assumptions, there could be a material adverse effect on the Company’s results of operations and financial condition if actual events differ significantly from the underlying assumptions. As such we deem our accounting policies for these amounts to be of critical importance to our consolidated financial statements.

The following discussion provides more information regarding the accounting policies and necessary estimates and assumptions required to arrive at these amounts. In addition, there are other significant accounting policies that are important to an understanding of the Company’s Consolidated Financial Statements. See Note 2 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

a.	Reserves for accrued losses and loss expenses

Losses and loss expenses are charged to income as they are incurred. We establish loss and loss expense reserves for the unpaid portion of the estimated ultimate liability of all claims covered under the terms of our reinsurance contracts with ceding companies. These accrued losses and loss expense reserves include estimates for (i) unpaid reported losses and loss expenses; and (ii) losses that have been incurred but not reported (“IBNR”). The Company also establishes an estimate of the internal costs of processing and settling the claims based on projected future costs for legal and other loss adjustment fees, payroll and office overhead. At December 31, 2003, the Company’s total reserves for accrued losses and loss expenses were $1,079 million, which includes in excess of $600 million for IBNR reserves.

We are required to set such reserves for all business that we write, even though, at least initially, we do not have all the necessary information to know the total number of claims that may be covered or the ultimate cost to settle those claims. Unpaid reported losses and loss expenses are recorded based on estimates provided by the ceding companies and other information considered by management to be relevant to the estimation process. The estimate for IBNR reflects management’s best estimate based on the recommendations of an independent actuary using common actuarial techniques used throughout the insurance and reinsurance industry.

The following outlines the nature of the significant judgments involved in establishing such estimates and certain industry and company specific factors that further add to the complexity and subjectivity of the reserving process:

i.	The independent actuary projects current values for paid and reported losses to their ultimate value using a number of alternative estimation methods that reflect historical paid and reported loss development experience and, for some methods, an expectation of underwriting profitability independent of actual loss experience. The historical paid and reported loss development data includes both company specific and industry loss experience for each line of business, recognizing that the Company has limited loss experience of its own to serve as a reliable basis for estimating ultimate losses. Such data will be adjusted from time to time to reflect the changing characteristics of the book of business written by the Company. Each estimation method may result in a materially different projection of ultimate losses compared to another estimation method. The weights assigned to each estimation method are judgmentally determined by the independent actuary and will vary over time, with greater weight initially assigned to methods incorporating industry data and initial expectations of underwriting profitability. Greater weight is placed on the Company’s historical paid and reported loss experience over time as that data becomes more mature and reliable for making projections.

ii.	Short-tail lines describe lines of business where losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, property catastrophe and accident & health lines of business. For these lines, most of the underlying claims would be settled by the insurance company within three to four years of the loss event, although some large or complex claims, such as those emanating from the events of September 11, 2001 may take much longer to settle. Long-tail business describes lines of business, such as workers’ compensation and working layer casualty business, where specific losses may not be reported for a considerable period of time and the final settlement of the loss may take even longer, in some cases in excess of 20 years after the loss event. Other lines written by the company, such as marine, aviation and satellite, fall somewhere in between short-tail and long-tail, while the finite risk business can be long- or short-tail depending on each individual reinsurance contract.

iii.	Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims are settled. During these extended loss settlement periods described above, additional facts regarding claims become known and circumstances may change; for example, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future loss emergence and the ultimate costs of settling claims. Accordingly, there is a much higher degree of variability in loss estimates for the longer-tail lines of business, which represent over 50% of the Company’s accrued loss and loss expense reserves at December 31, 2003. As additional facts are reported and circumstances evolve, it may be necessary to increase or decrease the accrued losses and loss expenses reserves. The actual final liability may be significantly different from prior estimates.

iv.	While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for reinsurers such as the Company, due primarily to (1) the additional lag in reporting loss information by the insurance company to the reinsurers (and possibly by those reinsurers to their own reinsurers); (2) the necessary reliance on the ceding companies for information regarding reported claims; (3) differing reserving practices among ceding companies; and (4) the diversity of loss reporting and payment patterns among different types of reinsurance contracts or lines of business.

v.	The Company believes that it does not have any exposure to the environmental, asbestos and latent injury claims that have resulted in significant deterioration in loss reserves for other insurance and reinsurance companies. However, there are significant uncertainties over the estimates of ultimate losses associated with:

•	A $200 million residual value reinsurance program where the Company is exposed to losses through 2013 arising from potential lease income shortfalls on a portfolio of aircraft. The company carries reserves for this program using actuarial projections that reflect the current performance of the fleet and projected future performance under a number of economic scenarios;

•	Our satellite portfolio, which includes approximately $150 million of in-orbit and new launch exposures through 2009. In particular the Company is aware that a number of in-orbit satellites have already experienced higher power degradation than was anticipated at the time of launch and further deterioration may result in a declared loss. Although the Company carries reserves for these satellites, they are based on significant assumptions with respect to various legal interpretations as to what constitutes a loss and the date of occurrence of such loss, the expected future lives of the satellites, the residual values, if any, of the satellites, and potential subrogation claims against the satellite owners and manufacturers;

•	Our exposure to losses incurred, particularly in our aviation portfolio, as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred. At December 31, 2003 our total reserves for accrued losses pertaining to such events were approximately $105 million gross and $44 million net of losses and loss expenses recoverable from reinsurers; and

•	The Company is engaged in several ongoing disputes with ceding companies, including arbitration and litigation that have arisen in the ordinary course of business. The Company continues to reserve for losses and loss expenses on all disputed contracts without regard to any possibility of a favorable outcome. However, the uncertainty surrounding such estimates is increased by the fact that the Company may not have received current loss information from the ceding company during the period of the dispute and may not have had the opportunity to audit or otherwise review the reliability of such reported information. In particular the Company provided workers’ compensation reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable and accounts for in excess of 15% of the Company’s current reserves for accrued losses and loss expenses. If the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and is not scheduled for completion until December 2004 at the earliest. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer’s favor and therefore benefit OPL.

While the Company has recorded its current ‘best estimate’ of its liabilities for unpaid losses and loss expenses, it is reasonably possible that these estimated liabilities may increase or decrease in the future and that the increase or decrease may be material to the results from operations, cash flows and financial position for future periods.

The Company considers a ‘best estimate’ to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures. The independent actuary also develops a range of estimated ultimate losses as well as a best estimate for each program or line of business and selects a low estimate and a high estimate for the total book of business after allowing for potential diversification effects across the Company’s various lines of business. The resulting low and high estimates were $75 million below and $139 million above the independent actuary’s ‘best estimates’. The range of estimated liabilities is provided in an attempt to quantify some of the uncertainty in estimating ultimate losses and does not present the bounds of all possible outcomes.

b.	Other-than-temporary impairments in the carrying value of certain assets

The Company periodically reviews the carrying value of certain assets for evidence of possible impairment in accordance with multiple sources of authoritative accounting guidance under generally accepted accounting principles. The assets that are most susceptible to impairments in value include investments in marketable securities that are classified as available for sale, investments in private equity funds, investment in affiliate, goodwill and intangibles (i.e. insurance licenses) relating to our acquisition of OPUS Re, and deferred income taxes.

The following are key assumptions and judgments associated with our review:

i.	Investments classified as available for sale – The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. The fair value of securities is based on quoted market prices. On a quarterly basis the Company reviews the available-for-sale portfolio on a security by security basis for any impairment in value that is considered to be other-than-temporary. The identification of potentially impaired investments and the assessment of whether any decline in value is other-than-temporary involve significant management judgment. The prevailing economic environment and the volatility of securities markets experienced in recent years has increased the difficulty in determining impairment. The primary factors considered in evaluating whether a decline in value for securities is other-than-temporary include:

•	The length of time during which there has been a decline in value;

•	The significance of the decline;

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery. This is a critical factor in the Company’s evaluation given the uncertain length of time it will take to fully runoff our operations. This may lead to our concluding that we need to record an impairment loss earlier than we would have done had we continued to operate as a reinsurance company.

Where the Company’s analysis of the above factors results in the conclusion that declines in fair values are other-than-temporary, the cost of the security is written down to fair value and the previously unrealized loss is therefore realized and recorded in income in the period such determination is made.

Realized losses for the years ending December 31, 2003 and 2002 include $8.0 million and $177.5 million of other-than-temporary losses, respectively, relating primarily to our S&P 500 equity portfolio and our investment in a Bermuda-based life reinsurer.

If management determines that a decline in fair value is not other-than-temporary and hence a security’s value is not written down at that time, there are potential effects upon the Company’s future earnings and financial position should management later conclude that some of the current declines in the fair value of the investments are other-than-temporary declines. Some of the factors that could affect our subsequent evaluations include significant changes in general economic conditions as well as specific business conditions affecting particular issuers such as declining earnings in relation to competitors, erosion of market share, and deteriorating financial position.

ii.	Investment in affiliate – The Company records its investment in affiliate under the equity method of accounting as the Company has significant influence over the operations of the affiliate. Significant influence is deemed to exist as the Company owns more than 20% of the affiliate and has representation on its Board of Directors. Under the equity method, the Company records its investment at cost and adjusts the carrying value of the investment to recognize its proportionate share of income or loss of the affiliate since the date of acquisition. Up until January 1, 2002 goodwill arising from the excess of cost over the fair value of net assets acquired was amortized on a straight-line basis over 10 years. Following the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), effective January 1, 2002, the Company ceased to amortize goodwill. The Company’s share of income or loss of the affiliate is included in interest income in the consolidated statement of income.

The Company periodically reviews the carrying value of its investment (including the component relating to unamortized goodwill) for possible impairment. However, the identification of potential impairment, the assessment of whether any decline in value is other-than-temporary, and the determination of estimated fair value for such investment involves significant management judgment as there is no readily determinable market price for the underlying security.

The company considers a number of factors in determining whether the investment in affiliate should be written down to estimated fair value, including:

•	Recent and projected operating performance;

•	Current industry and economic conditions;

•	The financial strength of the affiliate, including evaluations by independent rating agencies, and the ability of the affiliate to meet its obligations as they fall due;

•	The Company’s intent and ability to hold such investment until it recovers in value.

The Company estimates fair value using a variety of factors, including current net book value, projected net book value and cash flow information and the trading valuations of publicly quoted peer companies. However, there is significant judgment involved in this estimate as the affiliates projections are necessarily estimates, there are a limited number of peer companies with market valuations and the facts and circumstances of such peer companies could be significantly different from those of the affiliate. Any decline in value considered by management to be other-than-temporary is charged to income as an impairment expense in the period in which it is determined. The Company recorded an impairment charge of $5.6 million during the year ended December 31, 2003 following recent operating losses incurred by the affiliate. This charge is recorded in impairment expense in the consolidated statement of income.

iii.	Investments in Private Equity Funds – the Company records its investment in private equity funds at cost, as it has no significant influence over these entities. Investments are written down to their estimated fair value where management considers there is an other-than-temporary decline in value. As with the investment in affiliate discussed above, this assessment involves significant management judgment, as there is no readily determinable market price for the private equity funds. The Company considers a number of factors in determining whether the investment in each fund should be written down to estimated fair value, including:

•	The length of time that the fund’s net asset value has been below cost;

•	The extent of the decline in the fund’s net asset value below cost;

•	Recent fund performance;

•	The nature and performance of the underlying securities owned by the fund;

•	The past experience and track record of the fund managers;

•	Current economic conditions; and

•	The Company’s intent and ability to hold such investments until they recover in value.

The Company estimates fair value based on the current Net Asset Value of the fund and other financial information received from the fund managers. Any decline in value considered by management to be other than temporary is charged to realized losses in the period that it is determined. The Company has not recorded such a charge for any of the periods presented in the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

Goodwill and insurance licenses relating to our acquisition of OPUS Re – Goodwill represents the difference between the purchase price paid and the estimated fair value of net assets acquired. A portion of the purchase price paid was allocated to insurance licenses at the date of acquisition. Prior to January 1, 2002 the cost of the licenses and goodwill were amortized on a straight-line basis over 40 years. Following the adoption of SFAS 142, effective January 1, 2002, the Company ceased to amortize licenses and goodwill. However in accordance with SFAS 142, the Company continues to review the carrying value of licenses and goodwill for any impairment at least annually. If it is determined that an impairment exists, the Company adjusts the carrying value of such assets to fair value. The determination of whether impairment exists and the estimate of fair value of such assets both involve significant management judgment. The impairment charge is recorded in the period in which it is determined. The Consolidated Financial Statements for the years ending December 31, 2003 and 2002 include charges of $5.8 million to write off licenses and $2.5 million to write off goodwill, respectively. These charges are recorded in impairment expense in the consolidated statement of income.

iv.	Deferred taxes – The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has deferred tax assets relating to OPUS Re of approximately $4.8 million pertaining mainly to loss reserve discounting required for tax purposes and expenses that are not currently deductible for tax purposes. A valuation allowance is established for any portion of a deferred tax asset that management believes will not be realized. Significant judgment is required in estimating the probability and amount of the future taxable income of OPUS Re to realize this asset. No such valuation allowance has currently been provided. Should OPUS Re’s future taxable income fall below expectations, a valuation allowance may have to be established and may be significant.

Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Runoff Activities for 2003

The results for the year ended December 31, 2003 reflect a number of significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

i.	Commuted or otherwise settled a number of reinsurance contracts, contributing to a reduction in reinsurance liabilities of approximately $850 million. This reduces our exposure to future adverse claims experience while also releasing capital for distribution to shareowners;

ii.	Sold our remaining $330 million of S&P 500 equity securities in a number of tranches throughout the year to take advantage of improved equity market conditions. These sales generated approximately $51 million of realized gains and also reduced the amount of capital required to support future investment risks;

iii.	Repurchased and cancelled the remaining $75 million of long-term real estate debt. The debt was repurchased for an amount equivalent to the fair value of zero coupon securities we owned as collateral for the debt, resulting in a total repurchase premium of approximately $36 million. This was offset by $21 million of realized gains from the corresponding release and sale of the collateral securities;

iv.	Sold our last real estate asset - a facility under finance lease with the Kmart Corporation. The sale of the asset generated a pre-tax loss of approximately $10.8 million. The sale of the finance lease and the debt repurchase will allow us to recover approximately $15 million of taxes previously paid on earlier real estate sales and facilitated the final liquidation of our real estate subsidiaries with a view to making the remaining capital available for future distribution to our shareowners;

v.	Favorably resolved all remaining tax litigation and other tax issues with the IRS, without cost (See “Item 3 – Legal Proceedings”);

vi.	Reached a tentative settlement, subject to the execution of a final agreement and approval by the Court, of two class action lawsuits filed against the Company in late- 1999 and early- 2000. We accrued estimated costs of $10 million in connection with the settlement (see “Item 3 – Legal Proceedings”); and

vii.	Paid our first post-runoff distribution to shareowners during the year on April 9, 2003 in the amount of $237 million (equivalent to $2 per share) and declared a second distribution of $297 million (equivalent to $2.50 per share) on December 2, 2003 for payment on January 5, 2004.

Summary of Results

(In thousands U.S.$)	2003	2002
NET INCOME (LOSS) BEFORE TAXES
Reinsurance segment	$87,911	$(264,073)
Real estate and leasing segment	(25,418)	103,315
Other operating expenses	(33,638)	(27,610)

Consolidated net income (loss) before taxes	28,855	(188,368)
Income taxes	17,000	(28,223)

Net income (loss)	$45,855	$(216,591)

Basic and diluted net income (loss) per share	$0.39	$(1.82)

Net income of $45.9 million for the year ending December 31, 2003 was largely due to the improved performance of the United States financial markets. The main factors that contributed to the net income were:

•	Our reinsurance investments produced $126.7 million of total income, primarily due to the $50.7 million of realized gains from the exit of our S&P 500 equity portfolio as discussed above and income of $62.0 million from our multi-manager funds. However the reinsurance segment also incurred a net underwriting loss of $38.8 million, primarily due to $15 million of adverse development in the estimate of accrued losses and loss expenses, $15.5 million of internal runoff cost allocated to the reinsurance segment and $3.0 million cost of reinsurance on our aviation book of business;

•	The loss of $25.4 million from our real estate and leasing segment reflected the liquidation of the real estate segment as discussed above, in particular the $10.8 million loss on sale of the facility subject to the finance lease and the $35.9 million premium paid to repurchase our remaining long-term debt offset by realized gains of $20.9 million from the sale of securities held as collateral for the debt;

•	Other operating expenses which are comprised of corporate expenses not allocated to operating segments and included the following one-time charges as discussed in the preceding sections:

•	$10.0 million of expected costs to settle the class action lawsuit;

•	An asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses owned by OPUS Re; and

•	An asset impairment charge of $5.6 million due to an other-than-temporary impairment in our investment in affiliate; and

•	A tax credit of $17.0 million primarily due to the loss on the sale of the finance lease with the Kmart Corporation and the premium on the debt repurchase.

For the year ended December 31, 2002, we experienced a net loss of $216.6 million. The main factors that contributed to the net loss were:

•	Underwriting losses of $115.3 million and investment losses of $148.8 million in our reinsurance segment. The underwriting losses included losses incurred on a number of multi-year or unexpired programs written prior to the runoff announcement, adverse development in the estimate of accrued losses and loss expenses, the cost to commute some of our satellite programs, internal underwriting expenses incurred before the runoff, and subsequent runoff costs. The losses from our reinsurance investments were primarily due to an other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio;

•	Income from our real estate and leasing segment of $103.3 million due to the net effect of gains on sale of assets offset by a premium paid to repurchase long-term debt;

•	Other operating expenses, which included additional costs as a result of the runoff announcement, such as severance payments and the write-off of $2.5 million of goodwill associated with the acquisition of OPUS Re; and

•	Income taxes of $28.2 million primarily relating to our real estate and leasing income.

A more detailed discussion of our operating results for 2003 and 2002 by segment is set out below.

Reinsurance Segment

(In thousands U.S.$)	2003	2002
Gross premiums written	$(34,732)	$444,955
Premiums ceded	(3,051)	(78,634)

Net premiums written	(37,783)	366,321
Change in unearned premiums	155,929	90,996

Premiums earned	118,146	457,317
Commission and fee income	(237)	6,934

	117,909	464,251
Losses and loss expenses	(112,178)	(437,988)
Commissions, taxes and other expenses	(44,524)	(141,549)

	(156,702)	(579,537)

Underwriting loss	(38,793)	(115,286)

Investment income (loss), net of expenses	126,704	(148,787)

Reinsurance income (loss)	$87,911	$(264,073)

Underwriting

During the year ended December 31, 2003 our gross written premium was negative $34.7 million compared to $445.0 million for the year ended December 31, 2002. The negative gross written premium was primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned, partially offset by $35.3 million of premiums written by OPUS Re primarily relating to multi-year accident & health treaties that OPUS Re had committed to write prior to the decision to place OPUS Re into runoff and also by increased premium estimates on other contracts.

For the year ended December 31, 2003 premiums ceded decreased to $3.1 million compared to $78.6 million for the year ended December 31, 2002. Premium ceded for the year ended December 31, 2003 primarily related to additional premiums due on our aviation excess of loss protection. Premium ceded for the year ended December 31, 2002 primarily related to property catastrophe premiums ceded to Renaissance Reinsurance Ltd.

Premiums earned for the year ended December 31, 2003 decreased to $118.1 million compared to $457.3 million for the year ended December 31, 2002. This decrease is a result of the reinsurance operations of the Company being runoff. Premiums earned will continue to decrease significantly in future years.

Commission and fee income decreased to negative $0.2 million for the year ended December 31, 2003 compared with $6.9 million for the year ended December 31, 2002. This decrease is due to a decrease in fees earned on our finite risk contracts that were not accounted for as reinsurance as they did not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. These fees decreased due to the effects of commutations and novations following the decision to put our reinsurance operations into runoff. It is expected that commission and fee income will be negligible in future years.

Commissions, taxes and other expenses for the year ended December 31, 2003 decreased by $97.0 million from $141.5 million for the year ended December 31, 2002. This decrease was primarily related to the decrease in premiums earned and changes in the mix of premiums earned. In addition, $13.0 million of the decrease was due to a reduction in internal expenses, primarily as a result of the decision to put our reinsurance operations into runoff.

For the year ended December 31, 2003 we experienced a net underwriting loss of $38.8 million compared to a net underwriting loss of $115.3 million for the year ended December 31, 2002. For the year ended December 31, 2003 the net underwriting loss was primarily due to:

•	An increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates follows an independent actuarial evaluation completed in the third quarter of 2003 and reflects adverse trending of medical expenses associated with workers’ compensation claims in California;

•	Runoff costs of $15.5 million, comprising largely legal fees and internal costs; and

•	OPUS Re casualty business, where losses and expenses are projected to exceed premiums written, but we expect to generate profits through future investment income.

Reinsurance Investment Income (Loss)

(In thousands U.S.$)	Income (Loss) 2003	Other Comprehensive (Loss) Income 2003	Total Return 2003	(Loss) Income 2002	Other Comprehensive Income (Loss) 2002	Total Return 2002
Equities
Available-for-sale	46,134	(13,328)	32,806	$(201,609)	$84,442	$(117,167)
Trading	62,035	—	62,035	14,916	—	14,916
Fixed income	23,317	(4,520)	18,797	36,754	21,108	57,862
Other	846	19	865	5,605	(39)	5,566
Expenses	(5,628)	—	(5,628)	(4,453)	—	(4,453)

	$126,704	$(17,829)	$108,875	$(148,787)	$105,511	$(43,276)

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. Despite the different accounting treatment of the trading and available-for-sale portfolios, we manage the Company’s cash and investments in total and do not place much importance on whether the return is recognized in net income or as other comprehensive income. Therefore, this discussion will focus on the total investment return.

Despite a reduction in the assets available for investment our reinsurance portfolio generated a total return of $108.9 million for the year ended December 31, 2003 compared to a negative total return of $43.3 million for the year ended December 31, 2002. The improved performance in 2003 was primarily due to:

•	An upturn in U.S equity markets such that our S&P 500 based equity portfolio returned $34.5 million for the year ended December 31, 2003 compared to a negative return of $75.9 million for the year ended December 31, 2002;

•	Our investment in a Bermuda based life reinsurer generating a negative return of $1.7 million for the year ended December 31, 2003 compared to a negative return of $41.3 million for the year ended December 31, 2002; and

•	Our trading equities generating a return of $62.0 million for the year ended December 31, 2003 compared to a return of $14.9 million for the year ended December 31, 2002. Our trading equities are investments in multi-manager funds that follow primarily a combination of fixed income strategies. The improved performance was primarily due to increases in the value of the strategic income fund’s high-yield bond portfolio and convertible bond portfolio.

These results included the effects of the write-down in the cost basis of equity investments classified as available-for-sale where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the years ended December 31, 2003 and 2002, the amount of the write-down was $8.0 million and $177.5 million, respectively.

For the year ended December 31, 2003 investment expenses increased by $1.1 million to $5.6 million from $4.5 million for the year ended December 31, 2002. This increase was due to the write-off of previously capitalized management fees relating to our investment in private equity funds.

Real Estate and Leasing

(In thousands U.S.$)	2003	2002
REVENUE:
Office buildings	$—	$39,605
Hotel	—	37,222
Leasing	3,020	7,010
(Loss) gain on sale of real estate assets	(10,198)	139,902

	(7,178)	223,739
EXPENSES:
Operating expenses	(814)	(51,522)
Interest expense	(7,495)	(28,615)
Premium on debt repurchase	(35,611)	(78,001)
Depreciation expense	—	(9,038)
Minority interest in earnings	—	(2,025)

	(43,920)	(169,201)

Operating (loss) income	(51,098)	54,538

Investment income:
Amortization of zero-coupon notes	4,547	11,824
Gain on sale of zero-coupon notes	20,861	34,803
Other	272	2,150

Investment income	25,680	48,777

Real estate and leasing income	$(25,418)	$103,315

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business.

The reduction in office, hotel and leasing revenues and operating expenses was due to:

•	The sale of our two-thirds partnership interest in the Copley Place retail center and office complex, located in Boston, on July 19, 2002. The sale resulted in a pre-tax gain of $35.0 million;

•	The sale of the Marriott Copley Hotel on June 13, 2002 that resulted in a pre-tax gain of $58.8 million; and

•	The sale of the data processing facility and the land on which the facility is located to UPS and the termination of the lease by UPS in January 2002. The sale resulted in a total pre-tax gain of $47.1 million.

The $3.0 million leasing revenue for the year ended December 31, 2003 relates to the lease of a distribution facility to the Kmart Corporation. On November 25, 2003, the facility was sold to Kmart Corporation for net cash proceeds of $6.8 million resulting in a pre-tax loss of $10.8 million. The Kmart Corporation assumed the associated existing debt of $23.4 million.

The Company had previously purchased five Boeing 757 air package freighters and a data processing facility, which were leased to UPS under separate operating leases. The Series A Bonds and the Series B Bonds financed the acquisition of the aircraft and the facility. The Series A Bonds, in the principal amount of $171.6 million, were due in 2012; the Series B Bonds, in the principal amount of $73.4 million, were due in 2019. The related operating leases originally collateralized the bonds. Following the sale of the aircraft and the data processing facility we purchased zero-coupon bonds from the sale proceeds to collateralize the remaining interest payments on the bonds. Zero-coupon treasury notes that had a maturity value equal to the par value of the bonds collateralized the principal of the bonds.

During June 2002 we obtained the consent of all the bondholders to amend the Trust Indenture for the Series A Bonds and Series B Bonds to permit the repurchase and cancellation of the bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders along with a corresponding release of security. On June 27, 2002 we completed the repurchase and cancellation of $111.6 million of our Series A Bonds and $58.4 million of our Series B Bonds for a total premium of $76.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $211.5 million generating a $34.8 million gain on sale.

On October 6, 2003 we completed the repurchase and cancellation of the remaining $60.0 million of Series A Bonds and $15.0 million of Series B Bonds for a total premium of $35.9 million. The corresponding release of security resulted in the sale of zero-coupon notes with an amortized cost of $91.5 million, generating a $20.9 million gain on sale.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Loss

(In thousands U.S.$)	2002	2001
NET LOSS BEFORE TAXES
Reinsurance	$(264,073)	$(279,475)
Real estate and leasing	103,315	57,661
Other operating expenses	(27,610)	(16,667)

Consolidated net loss before taxes	(188,368)	(238,481)
Income taxes	(28,223)	(22,277)

Net loss	$(216,591)	$(260,758)

Basic and diluted net loss per share	$(1.82)	$(2.19)

For the year ended December 31, 2002, we experienced a net loss of $216.6 million compared to a net loss of $260.8 million for the year ended December 31, 2001. This decrease in loss was due primarily to the higher underwriting losses in the year ended December 31, 2001 incurred as a result of the terrorist attacks on September 11, 2001, which was offset in part by the other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio during the year ended December 31, 2002. There were also larger net gains made on the sale of real estate assets in 2002 than on the real estate assets sold in 2001, offset by the premium paid on debt repurchase. Other operating expenses increased in 2002 primarily due to severance payments and a goodwill write-off of $2.5 million following the runoff decision.

The tax charge for the year ended December 31, 2002 was $28.2 million compared to $22.3 million for the year ended December 31, 2001. This increase of $5.9 million was due to the gains on sales of real estate assets in the year ended December 31, 2002 although this was partially offset by the tax credits pertaining to the premium paid on the debt repurchase.

A more detailed discussion of our operating results for 2002 and 2001 by segment is set out below.

Reinsurance

(In thousands U.S.$)	2002	2001
Gross premiums written	$444,955	$694,412
Premiums ceded	(78,634)	(93,932)

Net premiums written	366,321	600,480
Change in unearned premiums	90,996	8,932

Premiums earned	457,317	609,412
Commission and fee income	6,934	12,125

	464,251	621,537
Losses and loss expenses	(437,988)	(707,792)
Commissions, taxes and other expenses	(141,549)	(211,387)

	(579,537)	(919,179)

Underwriting loss	(115,286)	(297,642)

Investment (loss) income, net of expenses	(148,787)	12,203

Gain on sale of Parcel Insurance Plan (PIP)	—	5,964

Reinsurance loss	$(264,073)	$(279,475)

Underwriting

Gross premiums written for the year ended December 31, 2002 reflect $204.5 million of business written in Bermuda (net of the effect of subsequent novations) compared with $567.6 million for the year ended December 31, 2001. In addition, OPUS Re wrote $235.9 million of gross premiums in the year ended December 31, 2002 compared to $172.1 million for the year ended December 31, 2001. Gross premiums written for the year ended December 31, 2002 also reflect an increase in premium estimates of approximately $4.5 million compared with a decrease of $45.3 million for the year ended December 31, 2001.

For the year ended December 31, 2002 premiums ceded decreased to $78.6 million compared to $93.9 million for the year ended December 31, 2001. Premium ceded for the year ended December 31, 2002 primarily related to $77.4 million of property catastrophe premiums ceded to Renaissance Reinsurance Ltd., including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002.

Premiums earned for the year ended December 31, 2002 decreased to $457.3 million compared to $609.4 million for the year ended December 31, 2001. This decrease was primarily due to decreases in premiums earned on our Bermuda reinsurance operations following the runoff decision. The decreases were partially offset by an increase in premiums earned by OPUS Re reflecting the fact that OPUS Re continued to increase its book of business from when it first commenced writing business in the first quarter of 2001 until the date it was placed into runoff.

Commission and fee income decreased to $6.9 million for the year ended December 31, 2002 compared with $12.1 million for the corresponding period in 2001. Approximately $3.4 million of the decrease is due to a decrease in the fees earned on our finite risk contracts. This decrease was primarily due to the runoff of our reinsurance operations. The remainder of the decrease was due to commission income earned by Parcel Insurance Plan, Inc. (“PIP”), our subsidiary, prior to its sale in May 2001.

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

Our combined ratio, which is the ratio of the sum of losses, loss expenses, commissions, taxes and other underwriting expenses to earned premiums, was 126.7% for the year ended December 31, 2002, and we experienced a net underwriting loss of $115.3 million. The underwriting loss was primarily due to:

•	Incurred losses of $46.5 million as a result of credit default events on two multi-year financial lines programs;

•	Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs;

•	Internal underwriting expenses and runoff costs of $28.5 million;

•	Incurred losses of approximately $14.8 million relating to OPUS Re casualty business, and other long tail programs, where we expect to generate profits through future investment income; and

•	Adverse development in the estimate of ultimate losses on a number of programs, primarily a marine contract and two multi-year contracts in our property and accident & health lines of business, respectively.

Our combined ratio was 150.8% for the year ended December 31, 2001, when we experienced an underwriting loss of $297.6 million. The underwriting loss and combined ratio for the year ended December 31, 2001 were affected by the following factors:

•	Estimated losses incurred of $130 million as a result of the terrorist attacks that occurred on September 11, 2001 at the World Trade Center and other locations within the United States.

•	$27.9 million of losses in respect of reported deterioration on the UPS California workers’ compensation program.

•	Incurred losses of $19.4 million as a result of credit default events during 2001 on a multi-year financial lines program written in 1998.

•	Incurred losses of approximately $14.0 million in relation to the crash of American Airlines flight AA587 in the fourth quarter of 2001.

•	Incurred losses of $10.0 million in respect of two satellites for which constructive total losses have been advised. We also booked a $20.0 million provision for premium deficiency relating to increased loss potential on various satellites covered by our satellite programs, as a result of higher power degradation experienced than was anticipated at the time of underwriting.

•	Underwriting losses of $18.6 million recorded on several long tail workers’ compensation programs and OPUS Re casualty business.

Reinsurance Investment Loss

(In thousands U.S.$)	(Loss) Income 2002	Other Comprehensive Income (Loss) 2002	Total Return 2002	Income (Loss) 2001	Other Comprehensive (Loss) Income 2001	Total Return 2001
U.S. equities	$(201,609)	$84,442	$(117,167)	$(38,252)	$(69,731)	$(107,983)
Emerging market equities	(491)	—	(491)	(3,196)	—	(3,196)
Fixed income	36,754	21,108	57,862	37,250	(9,385)	27,865
Multi-manager funds	15,407	—	15,407	13,827	—	13,827
Other	5,605	(39)	5,566	8,686	26	8,712
Expenses	(4,453)	—	(4,453)	(6,112)	—	(6,112)

	$(148,787)	$105,511	$(43,276)	$12,203	$(79,090)	$(66,887)

Our reinsurance portfolio generated a negative return of $43.3 million for the year ended December 31, 2002 compared to a negative total return of $66.9 million for the year ended December 31, 2001.

For the year ended December 31, 2002 our equity portfolio generated a loss of $117.2 million, consisting of a loss of $201.6 million that was recorded in income and a change in net unrealized gains of $84.4 million that was recorded in other comprehensive income. These results included the effects of the write-down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and our investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. For the year ended December 31, 2002 the amount of the write-down was $177.5 million. Our investment in the Bermuda based life reinsurer generated a total negative return of $41.3 million for the year ended December 31, 2002 compared to a total negative return of $13.0 million for the year ended December 31, 2001. The rest of our equity portfolio closely tracked the S&P 500 index. On January 1, 2002 the S&P 500 index closed at 1,148 and fell to 880 at closing on December 31, 2002. During the year ended December 31, 2001, our equity portfolio generated a negative return of $108.0 million.

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

Real Estate and Leasing

(In thousands U.S.$)	2002	2001
REVENUE:
Office buildings	$39,605	$83,831
Hotel	37,222	91,024
Leasing	7,010	22,125
Gain on sale of real estate assets	139,902	35,803

	223,739	232,783
EXPENSES:
Operating expenses	(51,522)	(118,742)
Interest expense	(28,615)	(53,166)
Premium on debt repurchase	(78,001)	—
Depreciation and impairment expense	(9,038)	(21,272)
Minority interest in earnings	(2,025)	(4,071)

	(169,201)	(197,251)

Operating income	54,538	35,532

Investment income:
Real estate investment trust certificates	—	3,767
Amortization of zero-coupon notes	11,824	14,874
Gain on sale of zero-coupon notes	34,803	—
Other	2,150	3,488

Investment income	48,777	22,129

Real estate and leasing income	$103,315	$57,661

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

For the year ended December 31, 2002 hotel revenue, which relates to the Marriott Copley Hotel located in Boston, decreased by $53.8 million to $37.2 million from $91.0 million for the year ended December 31, 2001. The decrease was primarily due to the sale of the property on June 13, 2002. The hotel was sold for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.8 million. The purchaser of the property assumed the associated existing debt of $96.7 million.

Leasing revenue for the year ended December 31, 2002 decreased by $15.1 million to $7.0 million when compared to the year ended December 31, 2001. The decrease was mainly attributable to the sale of the data processing facility to UPS and the termination of the lease by UPS in January 2002. On January 31, 2002 UPS purchased the building for $127.9 million and also purchased the land on which the building is located for $13.6 million, resulting in a total pre-tax gain on sale of $47.1 million. Of the $7.0 million leasing revenue for the year ended December 31, 2002, $3.4 million related to the finance lease with the Kmart Corporation.

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

For the year ended December 31, 2002 operating expenses, interest expense and depreciation decreased to $51.6 million, $28.6 million and $9.0 million, respectively, compared to $118.7 million, $53.2 million and $21.3 million, respectively, for the year ended December 31, 2001. These decreases were primarily due to the timing of our property sales. The minority interest in earnings related to the one-third partnership interest in Copley Place.

On June 27, 2002 we completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

LIQUIDITY AND CAPITAL RESOURCES

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Prior to going into runoff, our reinsurance operations had historically provided significant liquidity in that premiums were received in advance, generally substantially in advance, of the time claims were paid. However, since placing our reinsurance operations into runoff, claim payments have significantly exceeded premium receipts and this is likely to continue in future periods. The Company will continue to accelerate loss payments through commutations and novations of the remaining reinsurance contracts and this will result in continued negative cash flow. There is significant uncertainty regarding the timing of cash payments due to the uncertain number and timing of commutations and novations. Without the completion of commutations and novations, loss payments are expected to continue for at least the next twenty years.

Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At December 31, 2003 the Company had $448.2 million of cash and investments collateralizing our $441.3 million letter of credit facilities. In the normal course of reinsurance business, OPL’s bankers have issued letters of credit totaling $261.0 million as of December 31, 2003 to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. In addition the Company had $120.8 million of cash and investments held in trust accounts to collateralize obligations to certain reinsureds. We anticipate reducing our letter of credit facilities to reflect the reduction in the issued letters of credit. This will result in a corresponding reduction in the collateralization requirements.

At December 31, 2003 the reinsurance segment had $1.7 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities. See Note 5 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the composition, value and scheduled maturities of our investment portfolio.

As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by applicable law and OPUS Re requires regulatory approval to pay a dividend. See Note 12 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the restrictions on distributions and “Item 1 – Business” for a further discussion of regulations impacting our reinsurance segment.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause its operations to begin an orderly runoff, the Company is seeking to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital to shareowners. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This distribution was paid to shareowners on January 5, 2004.

Contractual Obligations

The Company’s contractual obligations are as follows:

(In thousands U.S.$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	2,360	1,010	1,350	—	—

Total	2,360	1,010	1,350	—	—

In addition to the above, at December 31, 2003 the Company had commitments to private equity funds to invest a further $38.2 million. Of the remaining commitment, approximately $24.6 million is committed to be fully invested by the end of 2006. The remaining $13.6 million is committed to be fully invested by the end of 2012.

Cash and cash equivalents decreased due to the following:

(In thousands U.S.$)	2003	2002
CASH FLOWS
Operating activities	$(333,260)	$(247,058)
Investing activities	494,269	510,624
Financing activities	(350,969)	(257,310)

Net (decrease) increase in cash and cash equivalents	$(189,960)	$6,256

Operating activities

Since OPL’s reinsurance operations went into runoff in February 2002 no new reinsurance contracts have been written and there has therefore been a significant reduction in the cash generated from reinsurance operations. Claim payments have exceeded premium receipts and this is likely to continue in future periods. The Company will continue to accelerate loss payments through commutations and novations of the remaining reinsurance contracts and this will further increase the negative cash flow.

Reinsurance operations used $482.0 million of cash for the year ended December 31, 2003 compared to using $242.6 million of cash for the year ended December 31, 2002. This significant increase in cash used is primarily due to the effect of increased loss payments, particularly due to the commutation and novation of several reinsurance contracts, and a reduction in premium receipts as a result of the runoff of OPL’s reinsurance operations.

During the year ended December 31, 2003 reinsurance balances receivable, funds withheld, accrued losses and loss expenses and reinsurance balances payable decreased by $278.5 million, $87.9 million, $501.9 million and $185.7 million, respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Real estate operations used $3.3 million of cash for the year ended December 31, 2003 compared to using $45.3 million of cash for the year ended December 31, 2002. The net cash outflow was primarily due to payments of tax, interest payments on the remaining debt and reduced cashflows following the sale of the Marriott Copley Hotel and the sale of Copley Place. The Company no longer has any real estate operations or obligations. The Company expects to receive approximately $20.4 million of federal and state income tax refunds in 2004 primarily relating to losses on the disposal of its real estate and leasing operations.

We received $35.2 million of interest and dividends during the year ended December 31, 2003 compared to $63.2 million for the year ended December 31, 2002. During the year ended December 31, 2003 we sold $109.9 million of investments in our trading portfolio compared to $4.1 million in the year ended December 31, 2002.

During the year ended December 31, 2003 we used $10.1 million for the payment of other operating expenses compared to using $25.1 million for the year ended December 31, 2002. The reduced outflow was primarily a result of the reduction in expenses following the runoff decision and severance payments made during the year ended December 31, 2002.

Investing activities

Following our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, we have been reducing the duration of our investment portfolio and increasing our cash and short-term investment positions to ensure that we will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

During the year ended December 31, 2003 we purchased $1,109.1 million and sold $1,336.7 million of available-for-sale investments compared to $1,357.4 million and $1,971.9 million, respectively for the year ended December 31, 2002. During the year ended December 31, 2003 sales from our available-for-sale investment portfolios exceeded purchases by $227.6 million. This was in order to fund the Company’s distributions to shareowners and commutation and novation payments. During 2003 the Company sold its remaining S&P 500 portfolios in order to reduce the Company’s exposure to equity price risk. During the year ended December 31, 2002 sales from our available-for-sale investment portfolios also exceeded purchases primarily due to the sale of our global bond portfolios and the sale of one of our S&P 500 portfolios.

During the year ended December 31, 2003 our real estate investing activities generated net cash flow of $6.8 million due to the sale of the Manteno distribution facility to Kmart Corporation. During the year ended December 31, 2002 our real estate investing activities generated net cash flow of $361.1 million which primarily related to the sales of the data processing facility, the land on which it is located, the Marriott Copley Hotel and Copley Place. From the sale proceeds of the data processing facility we purchased $84.2 million of restricted investments to collateralize our interest obligations on the Series B Bonds.

On October 6, 2003 the Company completed the repurchase and cancellation of $60.0 million of Series A Bonds and $15.0 million of Series B Bonds. The corresponding release of security resulted in the sale of zero-coupon notes for $112.4 million.

Following the sale of our final remaining leased asset in the fourth quarter of 2003 the Company no longer has any real estate investing activities and will therefore no longer generate any cash from real estate.

Financing activities

During the years ended December 31, 2003 and December 31, 2002 the Company paid $112.6 million and $252.5 million, respectively, to repay and repurchase debt, primarily due to the repurchase and cancellation of the Series A and B bonds.

During the years ended December 31, 2003 and December 31, 2002 the Company repurchased $0.7 million and $2.6 million of shares, respectively. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our decision to go into runoff.

As a result of the decision to restructure OPL and cause its operations to begin an orderly runoff, we amended our dividend policy. It is unlikely that the Company will pay ordinary dividends in the future. We expect that all future returns of capital to our shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support the runoff of our accrued loss and loss expense liabilities, our contingent liabilities, regulatory requirements and availability of unrestricted liquid assets. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This distribution was paid to shareowners on April 9, 2003 and resulted in a cash outflow of $237.7 million. On November 25 2003, OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This distribution was paid to shareowners on January 5, 2004 and resulted in a cash outflow of $296.9 million. The timing and amount of any future distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

Credit Risk

Credit risk represents the loss that would occur if a counterparty or issuer failed to perform its contractual obligations. Certain policies and procedures have been established to protect the Company against such losses from its investments or receivables. Controlling duration of the investment portfolio by limiting tracking error to known benchmarks, placing limits on exposure to any one counterparty and mandating minimum credit ratings all serve to manage the credit exposure associated with the Company’s financial instruments.

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

The Company’s financial instruments that are exposed to market risks as of December 31, 2003 and December 31, 2002 are:

	FAIR VALUE
(In thousands U.S.$)	2003	2002
Trading portfolio:
Investment in equity securities:
Emerging markets	$101	$169
Multi-manager funds	472,197	524,583

	472,298	524,752
Available-for-sale portfolio:
Investment in equity securities	2,447	294,901
Investment in fixed income securities	872,336	673,938

	874,783	968,839

Cash and cash equivalents	302,198	463,842
Restricted cash and cash equivalents	95,518	355,388

	397,716	819,230

Total reinsurance cash and investments	1,744,797	2,312,821

Total real estate cash and investments	—	143,145

Total cash and investments	1,744,797	2,455,966

These invested assets are classified in trading and available-for-sale portfolios, comprising both fixed income and equity securities. The Company records its trading securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Income. The Company records its available-for-sale securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Comprehensive Income.

Despite the different accounting treatment of the trading and available-for-sale portfolios, we manage the Company’s cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

The trading portfolio and available-for-sale portfolio comprise both equity and fixed income securities as follows:

•	The trading equity securities portfolio consists primarily of an investment in a strategic income multi-manager fund. The fund is benchmarked to a weighted average of the Lehman Intermediate Government/Corporate, Credit Suisse First Boston Leveraged Loan, Merrill Lynch All Convertible and Merrill Lynch High Yield Master II Indices.

•	At December 31, 2003 the available for sale equities consist of an investment in a Bermuda based life reinsurer. During the year ended December 31, 2003 the Company sold its remaining S&P 500 based equity portfolio.

•	The fixed income investments include securities issued by the U.S. governments and government agencies. The Company’s fixed income portfolio correlates closely with the Merrill Lynch U.S. Corporate and Government Bond Index (1-3 years, A rated and above).

Prior to going into runoff the Company used financial modeling and asset allocation techniques to optimize risk and return over the long term (typically up to 10 years). Individual asset classes were selected based on characteristics such as yield, credit quality, currency, liquidity, duration, historical volatility and correlation with other asset classes. Independent investment managers were appointed to execute management-approved investment guidelines. This focus on long-term risk and return resulted in the Company having significant investments in equity and global bond portfolios and also resulted in the Company committing to invest a total of $65 million in four private equity funds.

Our risk tolerance has decreased as a result of the decision to put the Company’s reinsurance operations into runoff. Following our decision to go into runoff, our investment objective has been more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As a result, our allocation to equity securities has decreased significantly. However, there may still be periods in which the Company records an investment loss as a result of the continued volatility in worldwide bond and equity markets.

The asset allocation for the combined reinsurance trading and available-for-sale portfolios as of December 31, 2003, 2002 and 2001 was as follows:

Asset Class	2003	2002	2001
U.S. equities	0%	13%	25%
Multi-manager funds	27%	23%	22%

Total equities	27%	36%	47%
Cash	23%	35%	19%
Fixed income securities	50%	29%	34%

	100%	100%	100%

The following paragraphs address the significant market risks associated with the Company’s trading and available-for-sale portfolios as of December 31, 2003 and 2002.

Interest Rate Risk

The primary exposure to interest rate risk in the available-for-sale portfolio relates to fixed income investments. The trading portfolio includes a $472.2 million investment in a strategic income mutual fund that is also exposed to interest rate risk. Changes in market interest rates directly impact the market value of such securities. The Company’s primary risk exposures are interest rates on fixed rate intermediate-term instruments in the United States. Additionally, the creditworthiness of the issuer, relative values of alternative investments, liquidity and general market and economic conditions may affect fair values of interest rate sensitive instruments.

The Company’s general strategy with respect to fixed income securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations to individual issuers and industry segments. Interest rate risk is managed by maintaining an intermediate duration band. The Company’s fixed income securities have an average duration of less than two years. This duration reflects the Company’s need to fund loss payments, including commutations, and distributions to shareowners.

Since the decision to put the reinsurance operations into runoff the Company has been accelerating loss payments through commutations and novations of the remaining reinsurance contracts and therefore needs to maintain a significant proportion of its assets in relatively short duration investments. There is significant uncertainty regarding the timing of cash payments due to the uncertain number and timing of commutations and novations.

Equity Price Risk

OPL invests in equity securities to diversify its exposure to interest rate risk and to enhance total return. A portion of the Company’s investment in a strategic income multi-manager fund is invested in convertible debt securities, whose values are exposed to equity price risk. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee or its country of operation, liquidity, the relative price of alternative investments or general market conditions.

In general, equity securities have more year-to-year price volatility than intermediate high-grade fixed income securities. However, equity returns over longer time frames have been consistently higher than fixed income returns. As an ongoing entity OPL was not necessarily concerned with short-term price volatility, so long as the portfolio remained well-diversified and overall risk remained within our tolerance, as the Company had adequate capital to absorb short-term equity price volatility. However, following the decision to put OPL’s operations into runoff, we realigned our portfolio to reflect the shorter-term objectives of the Company and during 2002 and 2003 we sold all of our S&P 500 equity portfolios. Nevertheless, there may still be periods in which the Company records an investment loss as a result of equity price movements in the convertible debt securities.

Foreign Currency Risk

In 2002, following the decision to put OPL’s operations into runoff, we eliminated the Company’s investment portfolio exposure to foreign currency investment risk through the sale of the foreign currency denominated element of our bond portfolio.

OPL’s reinsurance operations have exposure to foreign currency rates, particularly the United Kingdom pound sterling and the euro. This exposure is mitigated by the fact that the Company’s claims incurred and claims liabilities are partially offset by reinsurance premiums and related receivables, respectively, denominated in the same currency.

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

The estimates of VaR were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and equity prices for the 60 months ended December 31, 2003 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a proxy for risk measurement. Mean assumptions include no change in annual interest and no return assumptions. VaR is a statistical estimate and should not be viewed as predictive of the Company’s future financial performance. There can be no assurance that the Company’s actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years.

Limitations in the analysis include:

•	The market risk information is limited by the assumptions and parameters established in creating the related models;

•	The analysis is based on historical data;

•	The analysis is limited to the Company’s cash and trading and available-for-sale investments and excludes other significant assets and liabilities; and

•	The model assumes that the composition of the Company’s assets and liabilities remains unchanged throughout the year.

Therefore such models are tools and do not substitute for the experience and judgment of management.

The VaR for each component of the Company’s market risk in the trading portfolio as of December 31, 2003 and December 31, 2002 was:

Trading portfolio (in millions U.S.$) :	2003	2002
Interest rate risk	$34.4	$31.8
Equity price risk	19.8	23.9
Diversification benefit	(16.4)	(20.1)

	$37.8	$35.6

Estimated changes in fair value associated with the trading portfolio would have a direct effect on net income. The portfolio’s total VaR includes a diversification benefit since interest rate, equity and currency risks are only partially correlated.

The VaR for each component of the Company’s market risk in the available-for-sale portfolio as of December 31, 2003 and December 31, 2002 was:

Available-for-sale portfolio (in millions U.S.$) :	2003	2002
Interest rate risk	$28.4	$22.6
Equity price risk	1.2	92.0
Diversification benefit	—	(26.6)

	$29.6	$88.0

Estimated changes in fair value associated with the available-for-sale portfolio would have a direct effect on other comprehensive income. The significant decrease in VaR of the available-for-sale portfolio at December 31, 2003 compared to December 31, 2002 reflects the reduction in the size of the equity portfolio.

The VaR for each component of the Company’s market risk in the combined trading and available-for-sale portfolios as of December 31, 2003 and December 31, 2002 was:

Total portfolio (in millions U.S.$) :	2003	2002
Interest rate risk	$61.8	$52.9
Equity price risk	21.0	111.5
Diversification benefit	(19.8)	(56.7)

	$63.0	$107.7

Since going into runoff, the Company has taken actions to reduce the overall risk of the total portfolio by significantly reducing the exposure to global equity securities and eliminating the exposure to foreign currency risk.

The distribution of VaR for each component of the Company’s market risk in the combined trading and available-for-sale portfolio for the year ended December 31, 2003 was:

Total portfolio (in millions U.S.$) :	March 31	June 30	September 30	December 31
Interest rate risk	$51.9	$58.9	$74.4	$61.8
Equity price risk	112.7	55.2	52.6	21.0
Diversification benefit	(55.3)	(43.8)	(46.8)	(19.8)

	$109.3	$70.3	$80.2	$63.0

The above VaR analysis relates solely to the Company’s cash and trading and available-for-sale investments and excludes the Company’s investments in private equity funds. As of December 31, 2003 the Company has investments in private equity funds held at cost of $22.6 million and commitments to invest a further $38.2 million.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the reserving process;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2009 and a residual value reinsurance program where the Company is exposed to losses until 2013;

•	Our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	The occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	Loss of the services of any of the Company’s remaining executive officers;

•	Uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions);

•	Losses due to interest rate fluctuations;

•	Losses arising from the sale of any of our reinsurance subsidiaries;

•	Losses arising from the sale of our investments in private equity funds;

•	Losses arising from a further other-than-temporary impairment in our investment in affiliate;

•	A failure to fully realize our deferred tax assets;

•	Volatility in U.S. financial markets which could affect our investment portfolio;

•	Adverse outcomes from any current or pending state or federal tax audits; and

•	The resolution of other pending litigation.

We do not undertake to update these forward-looking statements in any manner.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of OPL are filed together with this Report: see pages [F-1 to F-22], which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Set forth below is certain biographical information concerning each of the directors.

Mark R. Bridges	Age 44	Director since 2002

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

Robert J. Clanin	Age 60	Director since 1994

Prior to becoming a director, Mr. Clanin served as Vice President of OPL from June 1990 to August 1994. He served as Senior Vice President, Treasurer and Chief Financial Officer of UPS from 1994 until his retirement on January 8, 2001. Mr. Clanin also served on the UPS Management Committee until retiring on January 8, 2001. He served on the UPS Board of Directors from 1996 until his retirement on January 8, 2001. He also serves as a director of Caraustar Industries Inc, which produces recycled packaging, CP Ships Limited, which is one of the world’s largest container shipping companies, John H. Harland Co., a financial services company and Serologicals Corporation, a biotechnology company.

Mark B. Cloutier	Age 48	Director since 2002

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

D. Scott Davis	Age 52	Director since 1999

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

Joseph M. Pyne	Age 56	Director since 1995

Mr. Pyne directs the supply chain group of companies for UPS. These include the logistics and global freight subsidiary UPS Supply Chain Solutions, UPS Capital Corporation, UPS Mail Innovations and UPS Consulting. Mr. Pyne also serves as a member of the UPS Management Committee, which oversees the day-to-day management of UPS. Mr. Pyne began his UPS career in 1969 and has held positions of increasing responsibility in operations, customer service and business development. In 1989, Mr. Pyne was appointed UPS National Marketing Planning Manager and then directed marketing for the U.S., and subsequently, UPS’s worldwide marketing activities. He assumed his current position in 1999. Mr. Pyne is a member of the Council of Logistics Management. He is also a member of the Board of Trustees for the UPS Foundation.

Cyril E. Rance	Age 69	Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He is a director of XL Capital Ltd., and of several other international companies registered in Bermuda.

Executive Officers

Listed below is certain information relating to the executive officers of OPL.

Name	Age	Officers
Mark R. Bridges	44	President, Chief Executive Officer and Chief Financial Officer

Mark B. Cloutier	48	Chief Claims Officer, President and Chief Executive Officer of OPRe

Lynda A. Davidson Leader	45	Senior Vice President, Director of Operations and Shareowner Relations

D. Campbell McBeath	48	Senior Vice President, Treasury and Investments

Caroline M. Cash	32	Senior Vice President, Cedant Management

Executive Officer Biographical Information

For biographical information on Mr. Bridges and Mr. Cloutier, see above section on “Directors”.

Ms. Davidson Leader joined OPL as Finance Manager in February 2000. In March 2002 she was promoted to Senior Vice President, Director of Operations and Shareowner Relations. Prior to joining OPL Ms. Davidson Leader spent 14 years working in captive insurance management for Marsh & McLennan in Bermuda. She is a member of the Institute of Chartered Accountants in England and Wales.

Mr. McBeath joined OPL as Treasury Manager in December 1997. In March 2001 he was promoted to Senior Vice President, Treasury and Investments. Prior to joining OPL Mr. McBeath was Managing Director of a Bermuda deposit company and has 22 years experience in the financial services industries in Bermuda and the United Kingdom.

Ms. Cash joined OPL in August 1998 as a reinsurance accountant. In August 2001 she was promoted to Vice President, Reinsurance Accounting and was promoted to Senior Vice President, Cedant Management in March 2003. Prior to joining OPL, Ms. Cash spent five years in public accounting (with Arthur Andersen (Scott Hunter & Co)) in Bermuda and has ten years experience in the Bermuda insurance and reinsurance industry. She is a Member of the Institute of Chartered Accountants of Bermuda.

The officers of OPL serve at the pleasure of the Board of Directors.

Audit Committee Financial Experts

The Board of Directors has determined that the Company has at least one audit committee financial expert, Robert J. Clanin, serving on its audit committee. Mr. Clanin is not “independent” as that term is defined in the NYSE rules due to his prior position with UPS. The Board determined to include Mr. Clanin on the Audit Committee because of its belief that he is qualified to serve in that capacity and the fact that the Company has no independent directors other than Mr. Rance, who is “independent” as defined in the NYSE rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on the review of the forms required by Section 16(a) of the Securities Exchange Act of 1934 that have been filed, and written representation that no other forms are required, OPL believes that all filing requirements applicable to its officers and directors have been complied with, except as described below. There are no beneficial owners known to the Company that own more than 10% percent of the outstanding shares of the Company’s Common Stock.

Due to our error, Mr. Cascio failed to file a Section 16 form on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including the Company’s Chief Executive Officer and Chief Accounting Officer) and employees. The Company has made the Code of Ethics available on its website at www.overseaspartners.com.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by OPL and its subsidiaries, to or on behalf of the following executive officers (collectively the “Named Executive Officers”) in all capacities in which they served for the years ended December 31, 2003, 2002 and 2001:

		Annual Compensation						Long-term Compensation
Name and Principal Position	Year	Salary		Bonus (7)		Other Annual Compensation (8)		Restricted Stock Awards (9)		Shares Underlying Options / SARs	All Other Compensation (10)
Mark R. Bridges (1) President, Chief Executive Officer and Chief Financial Officer	2003 2002 2001	$ $ $	370,833 341,667 300,000	$ $ $	437,500 375,000 329,300	$ $ $	156,000 150,000 96,000	$ $ $	— — 1,235,052	— — 70,352	$ $ $	40,417 35,833 30,965

Michael J. Cascio (2) President and Chief Executive Officer, OPUS Re	2003 2002 2001	$ $ $	391,550 434,000 420,000	$ $ $	325,000 693,000 315,000	$ $ $	— — 10,000	$ $ $	— — 1,171,890	— — 82,077	$ $ $	936,285 44,808 6,800

Mark B. Cloutier (3) President and Chief Executive Officer, OPRe	2003 2002 2001	$ $ $	312,500 291,665 250,000	$ $ $	375,000 237,500 27,000	$ $ $	132,000 126,000 84,000	$ $ $	— — 65,627	— — 48,855	$ $ $	36,852 258,000 6,800

Lynda A. Davidson Leader (4) SVP Director of Operations	2003 2002	$ $	130,833 119,166	$ $	82,000 48,000	$ $	72,000 64,000	$ $	— —	— —	$ $	10,641 8,358

D. Campbell McBeath (5) SVP Treasury and Investments	2003 2002 2001	$ $ $	129,900 122,833 111,500	$ $ $	77,000 62,900 41,000	$ $ $	72,000 70,000 56,000	$ $ $	— — 121,916	— — 13,500	$ $ $	10,345 9,289 7,625

Caroline M. Cash (6) SVP Cedant Management	2003		$120,033		$63,000		$66,667		$—	—		$9,152

(1)	Mr. Bridges was appointed President & Chief Executive Officer effective April 15, 2002. Prior to that he was Executive Vice President and Chief Financial Officer.
(2)	Mr. Cascio commenced employment with OPL in January 2000 as Chief Underwriting Officer. On February 1, 2001 Mr. Cascio was appointed President and Chief Executive Officer of OPUS Re and his position was terminated effective November 15, 2003.
(3)	Mr. Cloutier was appointed President & Chief Executive Officer of OPRe effective April 15, 2002. Prior to that he was Executive Vice President and Chief Claims Officer of OPRe.
(4)	Ms. Davidson Leader was appointed to the position of Senior Vice President, Director of Operations, effective March 1, 2002. Amounts shown for 2002 are in respect of the year ended December 31, 2002.
(5)	Mr. McBeath was appointed to the position of Senior Vice President, Treasury and Investments, effective March 1, 2001. Amounts shown for 2001 are in respect of the year ended December 31, 2001.
(6)	Ms. Cash was appointed to the position of Senior Vice President, Cedant Management, effective March 1, 2003. Amounts shown for 2003 are in respect of the year ended December 31, 2003.
(7)	Amounts shown for 2003 reflect awards determined and paid in 2003 in relation to 2002 performance.
(8)	Other annual compensation consists of housing allowances.
(9)	The terms of the Restricted Stock awards granted in 2001 to the Named Executive Officers are described in detail in the footnotes to the table “Restricted Stock Awards”. Amounts reflect number of shares granted multiplied by the OPL Common Stock fair value on the date of the grant.

(10)	“All Other Compensation” payments for 2003 include a severance payment for Mr. Cascio in accordance with his employment contract. Mr. Cascio was reimbursed for accrued but unused vacation and moving expenses during 2002. Mr. Cloutier received a re-signing bonus of $250,000 in 2002 in connection with the issuance of a replacement employment contract effective April 15, 2002. Payments made in 2001, 2002 and 2003 also include the following: (i) contributions to OPL’s 401(k) and 401(a) Plans and (ii) contributions to OPL’s pension plan. None of the Named Executive Officers received fees as a director or committee member.

Restricted Stock Awards

The following table sets forth information concerning the aggregate value of Restricted Stock held by the Named Executive Officers at December 31, 2003:

Name (6)	Restricted Stock (1)	Number of Restricted Ordinary Shares (2)
Mark R. Bridges (3)	$90,901	15,407
Mark B. Cloutier	$26,703	4,526
Lynda A. Davidson Leader (4)	$4,425	750
D. Campbell McBeath (5)	$23,854	4,043
Caroline M. Cash	$4,425	750

(1)	Amounts reflect number of shares granted multiplied by the OPL Common Stock book value of $5.90 per share at December 31, 2003.
(2)	Amounts shown are in respect of restricted stock grants that vest 100% on March 31, 2004.
(3)	Restricted Stock grants totaling 20,690 shares vested 100% on March 31, 2003.
(4)	Restricted Stock grants totaling 2,234 shares vested 100% on March 31, 2003.
(5)	Restricted Stock grants totaling 4,365 shares vested 100% on March 31, 2003.
(6)	Pursuant to the terms of the OPL’s Incentive Compensation Plan, Plan participants fully vest in their Restricted Stock Awards to the extent their employment is terminated without “Good Reason”. The participant then has 45 days to exercise a put option, requesting that OPL purchase his or her shares at current book value. During 2003, Mr. Cascio exercised put options on his fully vested restricted stock grants. Put options on a total of 80,820 shares were valued at $715,323, being the equivalent to book value on the exercise dates.

Stock Option / SAR Grants in 2003

There were no stock option grants or SAR grants during 2003.

Stock Options and Stock Appreciation Rights Exercises and Holdings

No Stock Options or SARs were exercised by any Named Executive Officers during 2003. The following table contains information on unexercised Stock Options and SARs held by the Named Executive Officers on December 31, 2003.

Aggregated Stock Option / SAR Value at December 31, 2003

	Number of Unexercised Rights		Value of Unexercised Rights (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark R. Bridges	—	113,787	$—	$0

Mark B. Cloutier	—	48,855	$—	$0

Lynda A. Davidson Leader	—	6,500	$—	$0

D. Campbell McBeath	—	13,500	$—	$0

Caroline M. Cash	—	6,750	$—	$0

Michael J. Cascio (2)	—	—	$—	$—

(1)	Based on the book value per share of OPL Common Stock, as determined by the Board of Directors, as of December 31, 2003 minus the fair value per share of OPL Common Stock at the time of grant of the SAR or stock option. As a result of OPL’s decision to place its operations into runoff, it is unlikely that the unexercised stock options or SARs will have any value in the future.
(2)	Pursuant to the terms of OPL’s Incentive Compensation Plan, Plan participants fully vest in their stock option and SAR Awards if their employment is terminated without “Good Reason” or there is a Change in Control. The participants then have 30 days to exercise their Awards. Stock options / SARs totaling 131,258 for Mr. Cascio expired without exercise during 2003.

Employment Contracts and Termination of Employment Arrangements

This section discusses the employment contracts and termination agreements for the Chief Executive Officer and those other Named Executive Officers that have employment contracts.

In the employment contracts and termination agreements of each of the Named Executive Officers, “Good Reason” means (a) the sale or other disposition by the Company of all or substantially all of its reinsurance operations, (b) the change in control of the Company through the acquisition of any interest in any shares, if, upon completion of such acquisition the third party, together with persons acting in concert with the third party, would hold more than 50% of the Common Share Capital of the Company, (c) repeated violations by the Company of its obligations under the employment contracts, (d) without the Executive’s consent, the Company reduces the Executive’s current base salary, reduces the Executive’s then current target total annual compensation, reduces the Executive’s housing allowance, or reduces any of the benefits provided to the Executive, (e) a diminution in the Executive’s duties or responsibilities or the assignment to the Executive of any duties inconsistent in any adverse respect with the Executive’s then current duties and responsibilities or (f) the work permit of the Executive is terminated by the Government of Bermuda. Clause (f) did not apply to Mr. Cascio’s employment contract.

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

The scheduled termination date for this agreement is April 14, 2005 unless this agreement is terminated: (i) by the Company with or without Cause, (ii) terminated by Mr. Bridges with or without Good Reason or (iii) due to the death or total and permanent disability of Mr. Bridges in accordance with the applicable long-term policies of the Company. The agreement can also be automatically extended so as to terminate on the first annual anniversary of each renewal date after the initial term, unless either the Company or Mr. Bridges gives the other written notice. If Mr. Bridges’ employment is terminated by OPL without Cause or by Mr. Bridges with Good Reason during the term of the agreement or if the agreement is not extended by the Company upon the expiration of the initial Term of Appointment, he is entitled to receive in addition to accrued salary and benefits 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) the monthly housing allowance and medical benefits for twenty-four months after termination, which shall cease if he obtains full-time employment or resides outside of Bermuda. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest. Mr. Bridges will also be entitled in these circumstances (within 45 days) to exercise a put option, requesting that OPL purchase his shares at current fair value.

Effective January 1, 2000, the Company entered into an Employment Agreement with Michael J. Cascio which provided that he serve as President and Chief Executive Officer of OPUS Re, set his annual base salary effective February 1, 2001 at $420,000 (subject to annual review), set his target annual incentive at 100% of base salary for 2001 and subsequent years (subject to annual review), set his target long-term incentive opportunity at 125% of base salary, and provided for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control. Pursuant to the agreement, Mr. Cascio has received bonuses in accordance with the Company’s compensation program. Mr. Cascio was also provided the right to participate in the Company’s retirement plan, as well as certain additional benefits provided executive officers (including those provided to all employees generally), as detailed in the “Summary Compensation” section above.

Mr. Cascio’s employment contract was extended effective August 16, 2002 through to August 15, 2003 on the same terms and conditions except that his annual incentive and target long-term incentive opportunities were replaced by a combined target incentive and retention bonus of between $250,000 and $400,000 based on the discretion of the Compensation Committee. The employment contract was subsequently extended on the same terms and conditions through to November 15, 2003. At the time of termination, pursuant to the terms of his employment contract, Mr. Cascio received severance payments equal to two times his annual base salary. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vested. In addition, he shall receive payment of actual expenses (up to $30,000) incurred in relocating to Bermuda, provided such relocation occurs within six months after termination.

Effective November 14, 2000, the Company entered into an Employment Agreement with Mark B. Cloutier, which provided that he serve as Executive Vice President and Chief Claims Officer of OPRe. Following the Board of Directors February 13, 2002 announcement of its decision to put OPL’s operations into runoff, Mr. Cloutier and the Company signed a replacement contract that provides that he serve as President and Chief Executive Officer of Overseas Partners Re Ltd, effective April 15, 2002. The contract sets his annual base salary effective March 1, 2002 at $300,000 (subject to annual review), sets his target annual incentive at 100% (subject to a minimum of 50% and a maximum of 150%) of base salary for 2002 and subsequent years (subject to annual review) and provides for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control.

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

The scheduled termination date for this agreement is April 14, 2005 unless the agreement is terminated: (i) by the Company with or without Cause, (ii) by Mr. Cloutier with or without Good Reason or (iii) due to the death or total and permanent disability of Mr. Cloutier in accordance with the applicable long-term policies of the Company. The agreement can also be automatically extended so as to terminate on the first annual anniversary of each renewal date after the initial term, unless either the Company or Mr. Cloutier gives the other written notice. If Mr. Cloutier’s employment is terminated by OPL without Cause or by Mr. Cloutier with Good Reason during the term of the agreement, or if the agreement is not extended by the Company upon the expiration of the initial Term of Appointment, he is entitled to receive in addition to accrued salary and benefits 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) two times the monthly housing allowance 4) medical benefits for twenty-four months after termination, which shall cease if he obtains full-time employment and 5) the expense cost (up to $30,000) of relocating from Bermuda, provided such relocation occurs within six months following termination. In addition, all grants of Restricted Stock, Stock Options and SARs immediately vest. Mr. Cloutier will also be entitled in these circumstances (within 45 days) to exercise a put option, requesting that OPL purchase his shares at current fair value.

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

The objectives of the Committee are to (i) achieve fair compensation for the individuals; (ii) preserve shareowner value by attracting and retaining qualified executives who are creative, motivated and dedicated; and (iii) align the financial rewards of management with those of the Company’s shareowners.

Establishment of Executive Compensation Program and Procedures

The executive compensation program reflects the February 13, 2002 announcement to put OPL’s operations into runoff.

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

The Committee had previously utilized the services of an independent compensation consultant to assist in the development of the compensation philosophy and to make recommendations regarding OPL’s executive compensation program. While the compensation philosophy for base pay, housing allowances and annual incentive awards has remained the same, the long-term incentive compensation component was modified in 2002 to reflect the additional challenges of retaining adequate resources for the initial period of the run off. In particular the Company adopted the Overseas Partners Ltd. Retention and Incentive Award Plan, to replace the awarding of annual stock option and restricted stock grants.

As an overall evaluation tool in determining levels of compensation and compensation opportunity (e.g., base salary, annual incentive targets and retention and incentive award levels), for the Company’s executive officers, the Committee reviews the compensation policies and levels of pay opportunity of other reinsurance and insurance companies based in Bermuda. The Committee also reviews published reinsurance and insurance industry compensation surveys, both for Bermuda and U.S. companies, as they are applicable to officers and other employees. Although the Committee has not defined or established a specific comparison group of reinsurance companies for determination of compensation, those listed in the salary surveys that share one or more common traits with OPL, such as asset size, geographic location, and similar lines of business, are given more weight.

The Company generally targets the median to second quartile of comparable companies in establishing cash based compensation and long-term incentives.

Components of the Named Executive Officer Compensation for 2003

For 2003, the executive compensation program for the Named Executive Officers consisted of the following components:

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

The annual incentive awards approved by the Committee and paid in 2003 relate to 2002 performance. In assessing individual performance, the Committee considered a number of achievements in relation to, among other things, (i) the preservation of capital through effective risk management initiatives; (ii) the creation of shareowner value through investment income, sales of real estate assets and control over internal runoff costs; (iii) timely release of capital for distribution to shareowners. The Committee also considered the Company’s financial performance, although little weight was placed on actual net earnings for the performance period recognizing that underwriting losses on business written in prior years adversely impacted such results.

Long-term incentive compensation: In 2002 the Company adopted the Overseas Partners Ltd. Retention and Incentive Award Plan to incent all remaining Bermuda Executives and employees to remain with the Company for an extended period and to achieve certain objectives that are aligned with the interest of our shareowners. The amount of award payable to the remaining Named Executive Officers is at the discretion of the Compensation Committee taking into account the financial performance of the Company through to their termination dates.

Determination of the CEO’s Compensation for 2003

Mark R. Bridges has served as the CEO from April 15, 2002 to the present. Mr. Bridges’ compensation package is detailed under the tables and descriptive paragraphs of this section entitled “Executive Compensation and Other Information.”

In evaluating the CEO’s performance, the Committee reviews the financial performance of the Company and other performance assessment areas uniquely determined for the CEO, as determined by the Committee.

Base salary: Mr. Bridges’ annual base salary for 2003 of $375,000 was determined by the Committee after an assessment of competitive salary levels for CEO’s of similar-sized reinsurance companies, the scope and nature of runoff activities relative to ongoing reinsurance companies and his overall prior performance with the Company.

Housing allowance: Mr. Bridges’ housing allowance was increased to $13,000 per month to reflect competitive market rates in Bermuda for similar positions.

Annual incentive compensation: The annual incentive for Mr. Bridges paid in 2003 and earned for 2002 performance, was determined at the discretion of the Committee. The Committee considered both the performance of the Company and Mr. Bridges’ individual performance, and took into consideration the runoff status of the Company and fact that actual net earnings for the performance period were adversely impacted by underwriting losses on business written prior to Mr. Bridges assuming the CEO position. The individual performance weighting reflected, amongst other things, (i) transitioning the Company as a runoff entity including the development of new strategic goals and action plans; (ii) the retention of adequate staff resources to facilitate a timely and efficient runoff; (iii) preservation of capital through effective risk management initiatives; (iv) accelerated settlement of reinsurance liabilities; (v) disposal of real estate assets and renegotiation of remaining debt; (vi) sale of operating subsidiaries; (vii) control over operating overhead; and (viii) release of capital for distribution.

Long-term incentive compensation: No awards for long-term incentive compensation were provided during 2003 as a result of OPL’s status as a Company in runoff. Mr. Bridges will participate in the Company’s Retention and Incentive Award Plan to the extent he remains with the Company until the termination of his contract (unless he is terminated for Cause). The amount of award payable is at the discretion of the Compensation Committee taking into account the financial performance of the Company through to the termination date.

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

See “Item 13 – Certain Relationships and Related Transactions” for disclosure of common relationships with UPS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Certain Beneficial Owners and Management

Set forth below is information relating to the beneficial ownership of OPL Common Stock by (i) each director, (ii) the Chief Executive Officer and the other Named Executive Officers and (iii) all directors and executive officers as a group. All shares are owned of record and beneficially, and each person and group identified has sole voting and investment power with respect to such shares, except as otherwise indicated.

No individual or group known to the Company beneficially owns more than five percent of the outstanding shares of OPL Common Stock.

	Common Stock Held as of February 27, 2004 (1)
Name	Shares Beneficially Owned (2)	Additional Shares in which the Individual has, or Participates in, the Voting or Investment Power (3)	Total Shares and Percent of Class
Mark R. Bridges Cumberland House One Victoria Street P.O. Box 1581 Hamilton, HM GX, Bermuda	94,142	—	94,142 (0.08%)

Robert J. Clanin 55 Glenlake Parkway NE Atlanta, GA 30328	37,371	5,366,911	5,404,282 (4.55%)

Mark B. Cloutier Cumberland House One Victoria Street P.O. Box 1581 Hamilton, HM GX, Bermuda	4,526	—	4,526 (0.00%)

Lynda A. Davidson Leader Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	2,984	—	2,984 (0.00%)

D. Scott Davis 55 Glenlake Parkway NE Atlanta, GA 30328	17,791	—	17,791 (0.01%)

D. Campbell McBeath Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	8,492	—	8,492 (0.01%)

Joseph M. Pyne 55 Glenlake Parkway NE Atlanta, GA 30328	21,977	—	21,977 (0.02%)

Cyril E. Rance Blue Anchorage No. 6 Agars Hill - Point Shares Pembroke, HM 05, Bermuda	2,000	—	2,000 (0.00%)

Caroline M. Cash Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	2,076	—	2,076 (0.00%)
All directors and executive officers as a group (9 persons) (4)	191,359	5,366,911	5,558,270 (4.67%)

(1)	These holdings are calculated in accordance with regulations of the SEC requiring the disclosure of shares as to which directors and officers hold voting or dispositive power, notwithstanding the fact that they are held in a fiduciary, rather than a personal, capacity and that the power is shared among a number of fiduciaries including, in several cases, corporate trustees, directors or other persons who are neither officers nor directors of OPL.
(2)	The amounts shown in this column include an aggregate of 15,779 shares owned by or held in trust for members of the families of Mr. Clanin and Mr. Davis as to which they disclaim beneficial ownership. The amounts shown in this column include unvested restricted stock held by the Named Executive Officers.
(3)	None of the directors, nominees, other officers or members of their families, have any ownership rights in the shares listed in this column. Of the shares 5,029,749 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.
(4)	All directors and officers as a group are totaled as of February 27, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information about our equity compensation plans as of December 31, 2003:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for issuance (1)
Equity compensation plans approved by shareholders	229,521	$14.50	4,648,378

Equity compensation plans not approved by shareholders	—	—	—

Total	229,521	$14.50	4,648,378

(1)	Other than securities to be issued upon exercise of outstanding options.

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

OPL’s reinsurance business has also included reinsurance of workers’ compensation insurance written by Liberty Mutual Insurance Company for employees of UPS. This business was last written in 2001.

Two members of OPL’s Board of Directors served as officers of UPS during 2003. Mr. Joseph M. Pyne serves as Senior Vice President - Corporate Marketing of UPS and Mr. D. Scott Davis serves as Vice President, Treasurer and Chief Financial Officer of UPS. OPL does not have any formal conflict resolution procedures.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees, including expenses reimbursed, billed or expected to be billed by Deloitte & Touche for professional services rendered for the audit of the Company’s annual consolidated financial statements and examination of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended December 31, 2003 and December 31, 2002 were $390,980 and $445,755, respectively.

Audit Related Fees

There were no fees billed, or expected to be billed, by Deloitte & Touche for audit related services rendered to the Company for the fiscal years ended December 31, 2003 and December 31, 2002.

Tax Fees

The aggregate fees billed, or expected to be billed, by Deloitte & Touche for professional services rendered to the Company for tax compliance, tax advice and tax planning, for the years ended December 31, 2003 and December 31, 2002 were $254,668 and $503,008, respectively. The fees for the years ended December 31, 2003 and December 31, 2002 primarily related to federal and state income tax return assistance and assistance with tax audits. The fees for the year ended December 31, 2002 also include fees relating to state tax planning and assistance with the repurchase of the Series A and Series B bonds.

All Other Fees

The aggregate fees billed, or expected to be billed, by Deloitte & Touche for services rendered to the Company, other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees”, for the fiscal years ended December 31, 2003 and December 31, 2002 were $5,000 and $18,502, respectively. The fees for both the year ended December 31, 2003 and the year ended December 31, 2002 were primarily for time spent providing information to potential purchasers of OPUS Re related to audit services performed.

General

In considering the nature of the tax compliance and other non-audit services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission (the “SEC”) to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval Policy

The services performed by the independent auditor in 2003 were pre-approved in accordance with the pre-approval policy disclosed in the Company’s Charter of the Audit Committee of the Board of Directors. These policies state that the Audit Committee must pre-approve all audit and permissible non-audit services performed for the Company by the independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements.

- See Index to Financial Statements and Financial Statement Schedules at page F-1

2. Financial Statement Schedules.

- See Index to Financial Statements and Financial Statement Schedules at page F-1

3. List of Exhibits.

- See Exhibit Index at page E-1

(b)	Reports on Form 8-K.

- On December 5, 2003 OPL filed a report on Form 8-K containing the following information:

Item 5 — Other Events. Overseas Partners Ltd. issued a letter to shareowners representing a summary of the Company’s third quarter 2003 results and news.

Item 7 — Financial Statements, Pro forma Financial Information And Exhibits.

(c)	Exhibits required by Item 601 of Regulation S-K.

- See Exhibit Index at page E-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Overseas Partners Ltd. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

OVERSEAS PARTNERS LTD.

Date:	March 5, 2004	By:	/s/ Mark R. Bridges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of Overseas Partners Ltd. and in the capacities and on the dates indicated, have signed this Report below:

Signature	Title	Date

/s/ Mark R. Bridges (Mark R. Bridges)	President, Chief Executive Officer, Chief Financial Officer and Director	March 5, 2004

/s/ Robert J. Clanin (Robert J. Clanin)	Chairman of the Board of Directors and Director	March 5, 2004

/s/ Mark B. Cloutier (Mark B. Cloutier)	Chief Executive Officer of OPRe and Director	March 5, 2004

/s/ D. Scott Davis (D. Scott Davis)	Director	March 5, 2004

/s/ Chris Fleming (Chris Fleming)	Chief Accounting Officer	March 5, 2004

/s/ Joseph M. Pyne (Joseph M. Pyne)	Director	March 5, 2004

/s/ Cyril E. Rance (Cyril E. Rance)	Director	March 5, 2004

EXHIBITS

TO

OVERSEAS PARTNERS LTD.

REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2003

EXHIBIT INDEX

(3)	Articles of Incorporation and Bye-Laws.

3(a)	Certificate of Incorporation	Incorporated by Reference of Exhibit 3(a) of Registration Statement (on Form S-1), No. 2-95460.

3(b)	Bye-Laws as amended and restated	Incorporated by Reference to Exhibit 3(b) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1999

3(c)	Altered Memorandum of Association	Incorporated by Reference to Exhibit 3(c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2000

(4)	Instruments defining the rights of security holders, including indentures.

4(a)	Copy of specimen stock certificate	Incorporated by Reference to Exhibit 99 (c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1996

4(b)	Agreement accepting restrictions on transfer and rights to purchase executed by recipients of shares	Incorporated by Reference of Exhibit 4(b) of Registration Statement (on Form S-1), No. 2-95460.

(10)	Material Contracts.

10(a)	Facultative Reinsurance Agreement between OPL and Liberty Mutual Fire Insurance Company and Amendments.	Incorporated by Reference to Exhibit 10(b) of OPL’s Registration Statement (on Form S-1) No. 2-95460.

10(b)	Investment Manager Agreement by and between Oxford Advisors Ltd. and Overseas Partners Ltd.	Incorporated by Reference to Exhibit 10 (uuuu) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998

10(c)	Overseas Partners Ltd. Incentive Compensation Plan	Incorporated by Reference to of OPL’s Employee Benefit Plan Registration Statement on Form S-8 as filed on May 31, 2000

10(d)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Bridges dated September 1, 2002.	Incorporated by Reference to Exhibit 10 (a) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

10(e)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Cloutier dated September 1, 2002.	Incorporated by Reference to Exhibit 10 (b) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

(21)	Subsidiaries	Filed herewith.

(31a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

(99)	Additional exhibits:

(99a)	Custody Arrangements for OPL Common Stock.	Incorporated by Reference to Exhibit 28(c) of OPL’s Registration Statement (on Form S-1) No. 2-95460.

OVERSEAS PARTNERS LTD.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND SCHEDULES COMPRISING ITEMS 8

AND 15(a) OF THE ANNUAL REPORT

ON FORM 10-K TO THE SECURITIES

AND EXCHANGE COMMISSION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Page Number
Item 8.	Financial Statements

	Independent Auditors’ Report	F – 2

	Consolidated Balance Sheets as of December 31, 2003 and 2002	F – 3

	Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001	F – 4

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002, and 2001	F – 5

	Consolidated Statements of Members’ Equity for the years ended December 31, 2003, 2002, and 2001	F – 6

	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001	F – 7

	Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001	F – 8 to F – 22

Item 15(a).	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Members

of Overseas Partners Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, members’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and its Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

Hamilton, Bermuda

February 12, 2004

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands U.S.$, except share and per share amounts)

	2003	2002
ASSETS:
Investments:
Trading, at fair value-
Equity securities (cost 2003 – $357,759, 2002 – $450,193)	$472,298	$524,752
Available-for-sale, at fair value-
Debt securities (amortized cost 2003 – $303,158, 2002 – $153,096)	303,291	154,389
Restricted debt securities (amortized cost 2003 – $561,730, 2002 – $599,749)	569,045	634,378
Equity securities (cost 2003 – $1,064, 2002 – $280,191)	2,447	294,901

	1,347,081	1,608,420
Cash and cash equivalents	302,198	492,158
Restricted cash and cash equivalents	95,518	355,388
Reinsurance balances receivable	30,216	308,757
Funds withheld	252,646	340,566
Paid losses recoverable from reinsurers	26,279	999
Unpaid losses and loss expenses recoverable from reinsurers	64,510	114,620
Deferred acquisition costs	3,091	20,681
Unearned premiums ceded	—	2,065
Real estate & leasing:
Finance lease	—	41,239
Other assets:
Investment in private equity funds, at cost	22,628	18,745
Investment in and advances to affiliate	5,000	22,111
Goodwill	—	3,333
Insurance licenses	—	5,813
Other	38,960	23,526

Total assets	$2,188,127	$3,358,421

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$1,078,704	$1,580,618
Unearned premiums	21,745	182,851
Reinsurance balances payable	61,652	247,393
Accounts payable and other liabilities	27,965	38,467
Deferred income taxes	174	705
Distributions payable	296,924	—
Long-term debt	—	100,322

Total liabilities	$1,487,164	$2,150,356

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value, $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,769,846 shares (2002: 118,855,342 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	800,695	1,289,475
Treasury stock (2003 – 8,730,154 shares, 2002 – 8,644,658 shares), at cost	(158,755)	(158,047)
Deferred compensation	(34)	(310)
Accumulated other comprehensive income	8,657	26,547

Total members’ equity	700,963	1,208,065

Total liabilities and members’ equity	$2,188,127	$3,358,421

Net book value per share	$5.90	$10.16

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

(In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

	2003	2002	2001
Revenues:
Gross reinsurance premiums written	$(34,732)	$444,955	$694,412
Reinsurance premiums ceded	(3,051)	(78,634)	(93,932)

Net reinsurance premiums written	(37,783)	366,321	600,480
Change in unearned premiums	155,929	90,996	8,932

Reinsurance premiums earned	118,146	457,317	609,412
Commission and fee income	(237)	6,934	12,125
Operating lease with UPS	—	3,645	18,674
Finance lease	3,020	3,365	3,451
Hotel	—	37,222	91,024
Office buildings	—	39,605	83,831
(Loss) gain on sale of real estate assets and PIP	(10,198)	139,902	41,767
Interest	37,856	51,674	61,102
Realized gain (loss) on securities	84,373	(168,258)	150,898
Unrealized gain (loss) on trading securities	39,987	11,985	(199,388)
Amortization of fixed income securities	(6,430)	4,573	12,650
Dividends	2,226	4,469	15,182

	268,743	592,433	900,728

Expenses:
Reinsurance losses and loss expenses	112,178	437,988	707,792
Reinsurance commissions, taxes and other expenses	44,524	141,549	211,387
Depreciation expense	—	9,038	21,272
Real estate and leasing operating expenses	814	51,522	118,742
Interest expense	43,106	106,616	53,166
Minority interest in earnings	—	2,025	4,071
Investment expenses	5,628	4,453	6,112
Impairment expense	11,406	2,484	—
Amortization of intangible assets	—	—	1,355
Other operating expenses	22,232	25,126	15,312

	239,888	780,801	1,139,209

Income (loss) before income taxes	28,855	(188,368)	(238,481)

Income taxes - current benefit (expense)	18,159	(43,036)	(19,492)
- deferred (expense) benefit	(1,159)	14,813	(2,785)

	17,000	(28,223)	(22,277)

Net income (loss)	$45,855	$(216,591)	$(260,758)

Basic and diluted net income (loss) per share	$0.39	$(1.82)	$(2.19)

Weighted average number of shares outstanding	118,825	118,967	119,098

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2003, 2002 and 2001

(In thousands U.S.$)

	2003	2002	2001
Net income (loss)	$45,855	$(216,591)	$(260,758)
Other comprehensive (loss) income:
Net unrealized holding gains (losses) on available-for-sale securities	27,825	(94,679)	(52,566)
Less: reclassification adjustment for (gains) losses included in net income	(46,103)	201,260	(27,015)

Other comprehensive (loss) income before income tax	(18,278)	106,581	(79,581)
Income tax receivable (payable) related to other comprehensive (loss) income items	388	(1,010)	491

Other comprehensive (loss) income	(17,890)	105,571	(79,090)

Comprehensive income (loss)	$27,965	$(111,020)	$(339,848)

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Members’ Equity

Years Ended December 31, 2003, 2002 and 2001

(In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2001	127,500	$12,750	(6,563)	$(125,379)	$—	$39,991	$1,850,577	$66	$1,778,005
Net loss	—	—	—	—	—	—	(260,758)	—	(260,758)
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(79,090)	(79,090)
Dividends paid ($0.70 per share)	—	—	—	—	—	—	(83,753)	—	(83,753)
Purchase of treasury stock	—	—	(2,279)	(38,732)	—	—	—	—	(38,732)
Treasury shares issued for restricted common stock compensation, net of forfeitures	—	—	436	8,705	(6,364)	(2,341)	—	—	—
Amortization of restricted common stock compensation	—	—	—	—	3,249	—	—	—	3,249

Balance, December 31, 2001	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921
Net loss	—	—	—	—	—	—	(216,591)	—	(216,591)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	105,571	105,571
Restricted shares forfeited	—	—	(1)	(19)	19	—	—	—	—
Purchase of treasury stock	—	—	(238)	(2,622)	—	—	—	—	(2,622)
Amortization of restricted common stock compensation	—	—	—	—	2,786	—	—	—	2,786

Balance, December 31, 2002	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	45,855	—	45,855
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(17,890)	(17,890)
Liquidating distributions ($4.50 per share)	—	—	—	—	—	—	(534,635)	—	(534,635)
Purchase of treasury stock	—	—	(85)	(708)	—	—	—	—	(708)
Amortization of restricted common stock compensation	—	—	—	—	276	—	—	—	276

Balance, December 31, 2003	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(In thousands U.S.$)

	2003	2002	2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$45,855	$(216,591)	$(260,758)
Adjustments to reconcile net income (loss) to net cash (expended) provided by operating activities:
Deferred income taxes	1,184	(14,813)	2,785
Depreciation, amortization and impairment expense	11,406	11,522	22,627
Minority interest in earnings	—	2,025	4,071
Realized (gain) loss on securities	(84,373)	168,258	(150,898)
Unrealized (gain) loss on trading securities	(39,987)	(11,985)	199,388
Amortization of fixed income securities	6,430	(4,573)	(12,650)
Amortization of restricted common stock compensation	276	2,786	3,249
Loss (gain) on sale of real estate assets and PIP	10,198	(139,902)	(41,767)
Premium on debt repurchase	35,611	78,001	—
Other	876	(2,629)	1,088
Changes in assets and liabilities:
Reinsurance balances receivable	278,541	116,901	(62,631)
Losses and loss expenses recoverable from reinsurers	24,830	74,507	(149,841)
Funds withheld	87,920	(84,004)	(10,838)
Deferred acquisition costs	17,590	39,537	(7,143)
Unearned premiums ceded	2,065	(66,311)	10,154
Other assets	(5,794)	26,428	2,612
Accrued losses and loss expenses	(501,914)	(257,176)	414,522
Unearned premiums	(161,106)	(25,932)	(14,271)
Reinsurance balances payable	(185,741)	81,339	124,343
Accounts payable and other liabilities	13,021	(27,215)	(15,269)
Proceeds from sales and maturities of trading investments	109,852	4,115	2,901,948
Purchase of trading investments	—	(1,346)	(1,428,772)

Net cash flow (expended) provided by operating activities	(333,260)	(247,058)	1,531,949

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	1,336,697	1,971,862	1,605,562
Purchase of available-for-sale investments	(1,109,081)	(1,357,373)	(3,038,053)
Proceeds from maturities of held-to-maturity investments	—	13,297	20,873
Purchase of held-to-maturity investments	—	(84,192)	(1,773)
Net movement in restricted cash and cash equivalents	259,870	(355,388)	—
Net cash outflow from sale of Overseas Partners Cat Ltd.	—	(38,632)	—
Net proceeds from sales of real estate assets and PIP	6,783	372,567	126,918
Additions to real estate and leasing assets	—	(11,517)	(3,037)

Net cash flow provided (expended) by investing activities	494,269	510,624	(1,289,510)

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(708)	(2,622)	(38,732)
Repayment and repurchase of debt	(112,550)	(252,473)	(142,511)
Distributions to minority interest	—	(2,215)	(6,700)
Dividends paid	—	—	(83,753)
Liquidating distributions	(237,711)	—	—

Net cash flow expended by financing activities	(350,969)	(257,310)	(271,696)

Net (decrease) increase in cash and cash equivalents	(189,960)	6,256	(29,257)
Cash and cash equivalents:
Beginning of year	492,158	485,902	515,159

End of year	302,198	492,158	$485,902

Supplemental disclosures of cash flow information:
Amount of cash paid during the year for:
U.S. income taxes	$3,608	$41,124	$25,574
Interest	$7,488	$28,733	$51,027
Assignment of debt in partial consideration for sale of fixed assets	$23,383	$281,304	$198,389

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

1. ORGANIZATION

The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL was engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has continued to dispose of its real estate assets such that as of December 31, 2003 the Company is no longer engaged in the real estate and leasing business.

The decision to put the reinsurance operations into runoff has significantly changed the ongoing results of OPL’s operations and the associated cash flows and will continue to do so. There has been no new business written, therefore the cash received from premiums has significantly decreased. The commutation and novation of reinsurance programs has significantly accelerated loss payments and will continue to result in negative cash flows in the future. Nevertheless, OPL management believes that the Company’s current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

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

The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management’s best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed periodically and adjustments are made in the period in which they become known. Although management believes the reserve is adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims, are settled. Despite the decision to put OPL’s reinsurance operations into runoff, the Company is still exposed to new losses on unexpired policies. Some of these policies were written on a multi-year basis and do not expire for several years, including a residual value reinsurance program where the Company is exposed to losses up until 2013. There are also significant uncertainties over the estimates of the ultimate losses on both the Company’s California workers’ compensation and satellite reinsurance portfolios. The Company may suffer future losses, in excess of those contemplated at the time of underwriting as a result of adverse development and higher power degradation, respectively, experienced to date compared with historical experience. The Company’s exposure to satellites continues for launches through to 2009.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at December 31, 2003 and 2002, reinsurance balances payable included deposit liabilities of $nil and $79.5 million, respectively. These deposit liabilities were related to finite risk contracts that were not accounted for as reinsurance as they do not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. The fees earned in relation to these contracts are included in the Consolidated Statements of Income within commission and fee income. The Company recognizes fee income over the period that the related services are provided.

All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash, cash equivalents, investments, reinsurance balances receivable, losses and loss expenses recoverable from our reinsurers and funds withheld. At December 31, 2003 the Company’s cash and cash equivalents included deposits of $58.6 million with one Bermuda based bank.

Trading securities are carried at fair value with any unrealized gains and losses included in net income. Available-for-sale securities are carried at fair value with any unrealized gains and losses included in other comprehensive income. The cost of securities sold is calculated using the specific identification method. Private equity funds, for which there is no readily determinable market value, are recorded at cost. Non-U.S. dollar securities are translated into U.S. dollars at year-end rates.

The Company’s investment in affiliate is carried under the equity method of accounting as the Company has significant influence over the operations of the affiliate. Under this method, the Company records its proportionate share of income or loss of the affiliate in its results of operations.

Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments and the assessment of whether any decline in value is other than temporary involves significant management judgment. If trading and available-for-sale investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost or under the equity method of accounting are determined to be impaired, the carrying value of the investment is written down to fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined.

Estimated fair value of trading and available-for-sale investments is based on market quotations. The estimated fair value of long-term debt was based on the net present value of future contractual cash flows, using current interest rates offered for similar debt with similar maturities. The carrying values of other financial instruments approximate their fair values due to the short-term nature of the balances.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill represents the difference between the purchase price paid and the estimated fair value of net assets acquired. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This Statement made significant changes to the accounting for goodwill and intangible assets. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators were encountered. The Company adopted this standard effective January 1, 2002 and the impact on its financial statements was not material. The Company tests goodwill and intangible assets for impairment on an annual basis and between annual tests if certain indicators are encountered.

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

Income from the finance lease was recognized by a method that produced a constant periodic rate of return on the outstanding investment in the lease.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires the primary beneficiary of a variable interest entity (“VIE”) to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46 requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. For the purposes of FIN 46 OPL is a nonpublic entity and therefore FIN 46 is effective immediately for any interests in VIEs acquired after December 31, 2003 and effective January 1, 2005 for all VIEs acquired before December 31, 2003. The Company is still evaluating the impact of FIN 46 on its financial statements related to VIEs acquired prior to December 31, 2003.

During the second quarter of 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The adoption of the fair value based method had no effect on net income for the year ended December 31, 2003 as no stock-based compensation awards were made in 2003. The adoption of SFAS 123 in the current year is applied only to awards granted subsequent to January 1, 2003. Compensation expense for Stock Option Grants and Stock Appreciation Rights issued prior to January 1, 2003 is only recognized to the extent that the fair value of the stock exceeds the exercise price of the option at the measurement date. As a result of OPL’s decision to runoff its operations, it is unlikely that any further stock-based compensation awards will be made.

Certain of the 2002 and 2001 amounts have been reclassified to conform to the presentation adopted in 2003.

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

Years Ended December 31, 2003, 2002 and 2001

4. TAXES

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

On December 22, 1998, the United States Internal Revenue Service (“IRS”) issued a Notice of Deficiency with respect to OPL’s 1988 through 1990 taxable years in which it asserted that OPL is subject to United States taxation in the aggregate amount of approximately $170 million, plus additions to tax and interest, for those years. The IRS had also asserted that OPL was subject to United States taxation for its 1991 through 1994 taxable years and proposed an aggregate assessment of $319 million of tax, plus additions to tax and interest, for those years. The IRS based its challenges on the assertion that OPL was engaged in a U.S. business with respect to two lines of business: (1) the reinsurance of certain shipper’s risk coverage for United Parcel Service of America, Inc. (“UPS”) customers and (2) the reinsurance of certain workers’ compensation coverage for UPS.

Those issues were before the United States Tax Court for the 1998 through 1990 tax years, before the IRS Appellate Division for the 1991 through 1994 tax years and under IRS examination for the years after 1994.

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

Certain of OPL’s subsidiaries are incorporated in the United States, including Overseas Partners US Reinsurance Company (OPUS Re). These subsidiaries are subject to United States income taxes.

The components of income tax (benefit) expense related to earnings for those subsidiaries engaged in business in the United States, as indicated above, were as follows:

(In thousands U.S.$)	2003	2002	2001
Current:
Federal	$(17,739)	$33,321	$14,484
State	(420)	9,715	5,008

	(18,159)	43,036	19,492
Deferred:
Federal	1,184	(12,984)	2,328
State	(25)	(1,829)	457

	1,159	(14,813)	2,785

	$(17,000)	$28,223	$22,277

A reconciliation of income tax (benefit) expense provided at the United States Federal statutory rate (35% in 2003, 2002 and 2001) to income tax (benefit) expense follows:

	2003	2002	2001
Income tax expense (benefit) at U.S. Federal statutory rate	$10,099	$(65,929)	$(83,468)
State taxes	(445)	7,886	5,465
Bermuda operations not subject to U.S. taxation	(28,730)	88,932	102,306
Other	2,076	(2,666)	(2,026)

Income tax (benefit) expense	$(17,000)	$28,223	$22,277

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

4. TAXES (continued)

The components of deferred income taxes as of December 31, 2003 and 2002 are as follows:

(In thousands U.S.$)	2003	2002
Expenses not currently deductible	$450	$636
Unearned premium reserves	147	431
Discounted unpaid losses	3,709	4,578
Excess of book over tax amortization	314	513
Excess of tax over book depreciation	32	—
Net operating loss carryforward	178	—

Total deferred tax assets	4,830	6,158

Excess of tax over book depreciation	—	(56)
Deferred acquisition costs	—	(88)
Net unrealized holding gain on securities	(174)	(561)

Total deferred tax liabilities	(174)	(705)

Net deferred income tax asset	$4,656	$5,453

There were no valuation allowances for deferred tax assets as of December 31, 2003 and 2002 since it is management’s belief that it is more likely than not that the deferred tax assets will be realized.

5. INVESTMENTS

Amortized cost and fair value of investments in trading and available-for-sale securities are as follows:

(In thousands U.S.$) December 31, 2003:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
Trading equities:
Emerging markets	$101	$—	$—	$101
Multi-manager fund	357,658	114,539	—	472,197

	357,759	114,539	—	472,298

Available-for-sale debt:
U.S. government bonds	268,603	2,212	(125)	270,690
Corporate and other bonds	269,624	4,652	(89)	274,187
Mortgage-backed securities	326,661	1,098	(300)	327,459

	864,888	7,962	(514)	872,336

Available-for-sale equities:
Equities	1,064	1,383	—	2,447

	$1,223,711	$123,884	$(514)	$1,347,081

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

5. INVESTMENTS (continued)

(In thousands U.S.$) December 31, 2002:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
Trading equities:
Emerging markets	$753	$—	$(584)	$169
Multi-manager funds	449,440	75,143	—	524,583

	450,193	75,143	(584)	524,752

Available-for-sale debt:
U.S. government bonds	452,276	29,902	(30)	482,148
Corporate and other bonds	245,940	5,942	(317)	251,565
Mortgage-backed securities	54,629	444	(19)	55,054

	752,845	36,288	(366)	788,767

Available-for-sale equities:
Equities	280,191	23,964	(9,254)	294,901

	$1,483,229	$135,395	$(10,204)	$1,608,420

The amount of unrealized losses and the related fair value of investments with unrealized losses are as follows:

(In thousands U.S.$) December 31, 2003:	FAIR VALUE	UNREALIZED LOSSES
Available-for-sale debt:
U.S. government bonds	48,017	(125)
Corporate and other bonds	70,196	(89)
Mortgage-backed securities	56,208	(300)

	174,421	(514)

All of the investments with unrealized losses have been in a continuous unrealized-loss position for less than 12 months. Management believes that the impairments are temporary and are primarily caused by fluctuations in interest rates.

The amortized cost and estimated fair value of debt securities, by contractual maturities, are shown in the following table. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	2003
(In thousands U.S.$)	AMORTIZED COST	FAIR VALUE
Available-for-sale securities:
Within 1 year	$210,332	$210,535
After 1 year through 5 years	327,353	333,809
After 5 years through 10 years	—	—
After 10 years	542	533
Mortgage-backed securities	326,661	327,459

	$864,888	$872,336

Included in the available-for-sale debt securities at December 31, 2003 are restricted investments with an amortized cost of $561.7 million and a fair value of $569.0 million. These securities are used to collateralize OPL’s letter of credit facilities. Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks’ required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

5. INVESTMENTS (continued)

The multi-manager fund is listed on the Irish and Cayman Islands Stock Exchanges. The fund is a strategic income multi-manager fund with underlying securities including high grade bonds, floating rate loans, convertible securities and high yield bonds. The underlying securities are all issued in the U.S. with the average credit quality of the fund not falling below investment grade. At December 31, 2002 multi-manager funds also included a long-short market-neutral fund. This fund was sold in the fourth quarter of 2003.

The components of realized gains and losses were as follows:

(In thousands U.S.$)	2003	2002	2001
Trading:
U.S. equities	$—	$—	$174,385
Emerging markets	(650)	(1,281)	(35,272)
Fixed income	18,059	—	(17,933)
Real estate investment trust certificates	—	—	2,563
Other	—	—	140

	17,409	(1,281)	123,883
Available-for-sale:
Equities	44,268	(205,468)	23,027
Fixed income	1,835	4,313	3,988
Zero-coupon notes	20,861	34,803	—
Other	—	(625)	—

	66,964	(166,977)	27,015

	$84,373	$(168,258)	$150,898

Investment income for 2003 includes gross realized gains from the sales of available-for-sale securities of $79.8 million and gross realized losses of $12.9 million. Investment income for 2002 includes gross realized gains from the sales of available-for-sale securities of $59.5 million and gross realized losses of $226.5 million. Investment income for 2001 includes gross realized gains from the sales of available-for-sale securities of $54.8 million and gross realized losses of $27.8 million.

These results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and OPL’s investment in a Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the years ended December 31, 2003 and December 31, 2002 the amount of the write down was $8.0 million and $177.5 million respectively.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value of financial instruments is as follows:

	2003		2002
(In thousands U.S.$)	CARRYING VALUE	FAIR VALUE	CARRYING VALUE	FAIR VALUE
Investments (Note 5)	$1,347,081	$1,347,081	$1,608,420	$1,608,420

Debt (Note 9)	$—	$—	$100,322	$142,734

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

7. SALE OF REAL ESTATE AND LEASING ASSETS

Real estate and leasing assets consist of the following:

(In thousands U.S.$)	2003	2002
Finance lease:
Lease rents receivable	—	74,348
Estimated residual value	—	6,000
Unearned and deferred income	—	(39,109)

Total	$—	$41,239

On November 25, 2003 the Company disposed of its only remaining real estate asset, a distribution facility that was leased to the Kmart Corporation. The facility was sold to the Kmart Corporation for net cash proceeds of $6.8 million resulting in a pre-tax loss of $10.8 million. The purchaser of the property assumed the associated existing debt of $23.4 million.

During 2002 the Company sold its data processing facility, hotel and one remaining office building, a two-thirds partnership interest in the Copley Place retail center and office complex. On January 31, 2002 United Parcel Service of America, Inc. (UPS) purchased the data processing facility for $127.9 million and the land on which the facility is located for $13.6 million resulting in a total pre-tax gain on sale of $47.1 million. The Copley Marriott Hotel was sold on June 13, 2002 for net cash proceeds of $111.6 million resulting in a pre-tax gain on sale of $58.8 million. The purchaser of the property assumed the associated existing debt of $96.7 million. Copley Place was sold on July 19, 2002 for net cash proceeds of $119.6 million resulting in a pre-tax gain on sale of $35.0 million. The purchaser of the property assumed the associated existing debt of $184.6 million.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

8. ACCRUED LOSSES AND LOSS EXPENSES

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands U.S.$)	2003	2002	2001
Gross balance as of January 1,	$1,580,618	$1,887,046	$1,416,733
Less reinsurance recoverable	(114,620)	(191,126)	(42,610)

Net balance as of January 1,	1,465,998	1,695,920	1,374,123

Incurred related to:
Current year	97,147	426,863	673,294
Prior years	15,031	11,125	34,498

Total incurred	112,178	437,988	707,792

Paid related to:
Current year	(30,953)	(129,357)	(71,919)
Prior years	(533,029)	(504,973)	(314,076)

Total paid	(563,982)	(634,330)	(385,995)

Transfer of loss reserves on sale of OP Cat	—	(33,580)	—

Net balance as of December 31,	1,014,194	1,465,998	1,695,920
Plus reinsurance recoverable	64,510	114,620	191,126

Gross balance as of December 31,	$1,078,704	$1,580,618	$1,887,046

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $15.0 million, $11.1 million and $34.5 million in 2003, 2002 and 2001, respectively. The 2003 increase related primarily to an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. The 2001 increase related mainly to adverse loss development on the reinsurance of the workers’ compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business.

Losses recoverable are due from a number of different reinsurers including several Lloyds of London syndicates. Following the terrorist attacks of September 11, 2001 OPL’s management conducted a thorough review of the claims paying ability of the Company’s reinsurers and subsequently made a provision for non-collectible reinsurance receivables of $10 million. Losses incurred are net of $4.0 million, $(49.7) million and $189.3 million of losses recoverable from reinsurers for the years ended December 31, 2003, 2002 and 2001 respectively.

As of December 31, 2003 and 2002, there were no amounts due from any individual reinsurer in excess of 10% of OPL’s members’ equity.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

9. DEBT AND COMMITMENTS

OPL assumed certain long-term debt obligations in connection with its real estate activities, as follows:

(In thousands U.S.$)	2003	2002
Finance lease:
7.53% non-recourse note through 2008	—	15,451
8.10% non-recourse note through 2011	—	10,070

		25,521

Operating leases:
9 7/8% Series A Bonds due 2012	$—	$60,000
9 7/8% Series B Bonds due 2019	—	15,000

	—	75,000
Unamortized discount	—	(199)

	—	74,801

Total long-term debt	$—	$100,322

The related leased asset collateralized the finance lease debt. As discussed in Note 7, during 2003 the Company sold the distribution facility that was leased to the Kmart Corporation. The purchaser of the property assumed the associated existing debt of $23.4 million. During the year ended December 31, 2003 the Company complied with all debt covenants.

In 1989 a subsidiary of OPCC acquired five 757 aircraft and a data processing facility, which were subsequently leased to UPS under separate operating leases. The acquisition of the aircraft and the facility were financed by two series of privately placed, fixed rate, non-callable bonds issued by OPL Funding, incorporated in Delaware as a single purpose subsidiary of Overseas Capital Co. The Series A Bonds, in the principal amount of $171.6 million, were due in 2012; the Series B Bonds, in the principal amount of $73.4 million, were due in 2019. Overseas Credit, a single purpose subsidiary of OPL incorporated in the Cayman Islands, guaranteed the principal of these bonds and pledged zero-coupon treasury notes as security for the guarantee.

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

Following the February 2002 decision to put OPL’s operations into runoff the Company sought to accelerate the settlement of reinsurance and real estate liabilities. During June 2002 OPL Funding approached and obtained the consent of all the bondholders to amend the Trust Indenture to permit the repurchase and cancellation of the Series A Bonds and Series B Bonds. The terms of the repurchase and cancellation required the Company to pay an amount equivalent to the fair value of the collateral securities (relating to both principal and interest) to the bondholders. On June 27, 2002 OPL Funding completed the repurchase and cancellation of $111.6 million of the Series A Bonds and $58.4 million of the Series B Bonds for a total premium of $78.0 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $211.5 million resulted in an offsetting $34.8 million gain on sale.

On October 6, 2003 OPL Funding completed the repurchase and cancellation of the remaining $60.0 million of the Series A Bonds and $15.0 million of the Series B Bonds for a total premium of $35.6 million recorded in interest expense. The corresponding sale of the collateral securities with an amortized cost of $91.5 million resulted in an offsetting $20.9 million gain on sale.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

9. DEBT AND COMMITMENTS (continued)

Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At December 31, 2003 the Company had $448.2 million of cash and investments collateralizing our $441.3 million letter of credit facilities. In the normal course of reinsurance business, OPL’s bankers have issued letters of credit totaling $261.0 million and $474.3 million as of December 31, 2003 and 2002, respectively, to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. In addition the Company had $120.8 million of cash and investments held in trust accounts to collateralize obligations to certain reinsureds.

The Company has commitments to private equity funds to invest a total of $65 million of which $38.2 million remains to be invested at December 31, 2003.

10. STOCK INCENTIVE PLAN

Under the 2000 OPL Incentive Compensation Plan (the “Plan”) the Company may issue, among others, Restricted Stock Grants (“RSG’s”), Incentive Stock Options (“ISO’s”) and Non-statutory Stock Options (“NQSO’s”). Under the plan there are 5,000,000 Ordinary Shares of the Company available for issuance. The number of shares available for grants reserved for issuance to participants under the Plan at December 31, 2003 was 4,648,378. As a result of OPL’s decision to runoff most of its operations, it is unlikely that any further awards of RSG’s, ISO’s or NQSO’s will be made.

During the year ended December 31, 2001 the Company issued 446,749 RSG’s at fair values of $14.50 per share. Under the Plan these grants generally vest over a three-year period from the date of grant, although the shares fully vest if employment is terminated without cause. These shares contain restrictions relating to forfeiture in the event of termination of employment and transferability. As the stock is issued, deferred compensation equivalent to the fair market value of the RSG’s on the date of the grant is charged to members’ equity and subsequently amortized as compensation expense over the period that the service is provided. As at December 31, 2003 there were 36,048 unvested RSG’s outstanding.

Options under the plan may be exercised for Common Shares of the Company upon vesting. The Options generally vest three years after the award date. Under the plan the Options expire seven years after vesting. Below is a summary of Options activity:

	2003		2002		2001
	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE
Outstanding balance at January 1	417,729	$14.50	1,474,831	$14.50	—
Granted	—		—		1,501,831	$14.50
Forfeited	(188,208)	$14.50	(1,057,102)	$14.50	(27,000)	$14.50

Outstanding balance at December 31	229,521	$14.50	417,729	$14.50	1,474,831	$14.50

Options exercisable at December 31	—		—		—

At December 31, 2003 the weighted-average remaining contractual life of options outstanding was 7.25 years. As a result of OPL’s decision to runoff most of its operations, it is unlikely that these Stock Options will have any value in the future.

If the Company had adopted the fair value based method of accounting for options granted in prior years, as per the provisions of SFAS 123, compensation costs would have been determined based on the estimated fair value of the stock options awards at the time of the grant. The effect on net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been immaterial.

Total stock based compensation expensed for the years ended December 31, 2003, 2002 and 2001 was $0.3 million, $2.8 million and $3.2 million respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

11. BUSINESS SEGMENTS

The Company’s operations have been conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from Bermuda and Philadelphia (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, property catastrophe, workers’ compensation and finite risk business. Real estate and leasing activities were owned and managed through United States subsidiaries of OPCC, a wholly-owned subsidiary of OPL. On December 31, 2003 OPCC was liquidated and all remaining assets and liabilities distributed to OPL. The Company is no longer engaged in the real estate and leasing business. There were no inter-segment revenues earned for the years ended December 31, 2003, 2002 and 2001. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 2003, 2002 and 2001.

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

Summary financial information about the Company’s segments is presented in the following table:

(In thousands U.S.$)	2003	2002	2001
REVENUES
Reinsurance:
Premiums earned	$118,146	$457,317	$609,412
Commission and fee income	(237)	6,934	12,125
Gain on sale of PIP	—	—	5,964
Investment income (loss)	132,332	(144,334)	18,315

	250,241	319,917	645,816

Real estate and leasing:
Rentals	3,020	83,837	196,980
(Loss) gain on sale of assets	(10,198)	139,902	35,803
Investment income	25,680	48,777	22,129

	18,502	272,516	254,912

Consolidated	$268,743	$592,433	$900,728

NET INCOME (LOSS) BEFORE TAXES
Reinsurance	$87,911	$(264,073)	$(279,475)
Real estate and leasing	(25,418)	103,315	57,661
Other operating expenses	(33,638)	(27,610)	(16,667)

Consolidated	$28,855	(188,368)	$(238,481)

ASSETS
Reinsurance:
Cash and investments	$1,744,797	$2,312,821	$2,365,754
Other	443,330	858,920	1,068,043

	2,188,127	3,171,741	3,433,797

Real estate and leasing:
Cash and investments	—	143,145	296,527
Other	—	43,535	616,441

	—	186,680	912,968

Consolidated	$2,188,127	$3,358,421	$4,346,765

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

11. BUSINESS SEGMENTS (continued)

Substantially all of the Company’s long-lived assets, interest expense, depreciation expense and income tax expense were related to the Company’s real estate and leasing operations. The Company’s long-lived assets also included $5.8 million relating to the capitalized cost of insurance licenses owned by OPUS Re and goodwill of $3.3 million relating to the Company’s 22% ownership of a Florida based workers’ compensation insurance company. During the year ended December 31, 2003, the Company recorded asset impairment provisions of $5.8 million against the capitalized cost of insurance licenses owned by OPUS Re and $3.3 million against the goodwill relating to the Company’s 22% ownership of a Florida based workers’ compensation insurance company following reviews in accordance with Statement of Financial Accounting Standards No. 142. All of the Company’s leasing and real estate revenues were generated in the United States. For 2003, 2002 and 2001, all of the Company’s long-lived assets were located in the United States.

12. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses, (net of reinsurance recoverables), or a given fraction of net premiums written. At December 31, 2003 the minimum statutory capital and surplus requirements for OPL, OPRe and OPAL was approximately $14 million, $129 million and $1 million, respectively. Each company was in compliance with these requirements for the years ended December 31, 2003 and 2002.

2.	The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the years ended December 31, 2003 and 2002.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by the Company without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of the Company’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable in 2004 is $nil unless regulatory authority approval is obtained.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. At December 31, 2003, OPUS Re met the RBC requirements.

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by themselves. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities and the contingency described in note 14 prior to making such distributions. On March 26, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2 per share. This $237.7 million distribution was paid to shareowners on April 9, 2003. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This $296.9 million distribution was paid to shareowners on January 5, 2004.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

13. SUPPLEMENTARY INFORMATION

Reinsurance commissions, taxes and other expenses for 2003, 2002 and 2001 include amortization of acquisition expenses of $30.4 million, $113.1 million and $181.4 million and underwriting and claims related expenses of $14.2 million, $30.0 million and $15.6 million, respectively.

14. CONTINGENCIES

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

During October 2003 the parties reached a tentative settlement with respect to all claims brought by the various plaintiffs. The settlement agreement was executed on December 31, 2003 and on January 16, 2004 the Court preliminarily approved the settlement. A settlement hearing will be held on May 21, 2004 at which time the Court will determine as a final matter whether the settlement should be approved. Assuming that the Court gives final approval, the Company expects that it would incur additional costs of approximately $10 million in connection with the settlement, and this amount has been accrued in the financial statements for the year ended December 31, 2003. However, there can be no assurance that the Court will approve the agreement.

The Company believes that it has meritorious defenses to all claims asserted against it and in the event that the Court does not approve the settlement the Company intends to defend all claims vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

15. UNAUDITED QUARTERLY FINANCIAL DATA

2003
(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$37,764	$30,505	$33,125	$16,752
Commission and fee income	238	7	(410)	(72)
Investment income	9,821	57,069	13,494	51,948

	47,823	87,581	46,209	68,628
Real estate and leasing:
Rentals	830	825	821	544
Loss on sale of assets	—	—	—	(10,198)
Investment income	1,661	1,479	1,608	20,932

	2,491	2,304	2,429	11,278

Total revenues	50,314	89,885	48,638	79,906
(Loss) income before income taxes	(2,598)	35,286	(18,836)	15,003
Net (loss) income	(3,321)	35,993	(15,316)	28,499
Basic and diluted net (loss) income per share	$(0.03)	$0.30	$(0.13)	$0.25

2002
(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net Premiums earned	$205,009	$121,050	$67,680	$63,578
Commission and fee income	1,338	2,222	2,685	689
Investment (loss) income	(2,256)	1,313	(170,923)	27,532

	204,091	124,585	(100,558)	91,799
Real estate and leasing:
Rentals	42,652	35,761	4,590	834
Gain on sale of assets	47,100	58,892	34,211	(301)
Investment income	4,821	39,937	1,914	2,105

	94,573	134,590	40,715	2,638

Total revenues	298,664	259,175	(59,843)	94,437
Income (loss) before income taxes	23,700	(6,690)	(196,542)	(8,836)
Net income (loss)	4,454	(4,413)	(210,852)	(5,780)
Basic and diluted net income (loss) per share	$0.04	$(0.04)	$(1.77)	$(0.05)