Form 10-Q
period 2004-03-31
OVERSEAS PARTNERS LTD
filed 2004-05-10
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For Quarter Ended March 31, 2004 Commission file Number 0-11538

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

Common Stock, par value $.10 per share
(Title of Class)

118,769,846 Shares
Outstanding at May 10, 2004

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Investments:
Trading, at fair value –
Equity securities (cost: 2004 – $357,759, 2003 – $357,759)	$479,505	$472,298
Available-for-sale, at fair value –
Debt securities (amortized cost: 2004 – $399,539, 2003 – $303,158)	402,991	303,291
Restricted debt securities (amortized cost: 2004 – $307,244, 2003 – $561,730)	311,741	569,045
Equity securities (cost: 2004 – $1,064, 2003 – $1,064)	1,897	2,447

	1,196,134	1,347,081
Cash and cash equivalents	121,457	302,198
Restricted cash and cash equivalents	119,152	95,518
Reinsurance balances receivable	23,506	30,216
Funds withheld	39,331	252,646
Paid losses recoverable from reinsurers	29,965	26,279
Unpaid losses and loss expenses recoverable from reinsurers	60,411	64,510
Deferred acquisition costs	1,029	3,091
Other assets
Investment in private equity funds, at cost	23,137	22,628
Investment in affiliate	5,000	5,000
Other	33,198	38,960

Total assets	$1,652,320	$2,188,127

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$808,228	$1,078,704
Unearned premiums	9,269	21,745
Reinsurance balances payable	87,271	61,652
Accounts payable and other liabilities	27,046	27,965
Deferred income taxes	206	174
Distribution payable	—	296,924

Total liabilities	$932,020	$1,487,164

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,769,846 shares (2003: 118,769,846 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	820,079	800,695
Treasury stock (2004 – 8,730,154 shares, 2003 – 8,730,154 shares), at cost	(158,755)	(158,755)
Deferred compensation	—	(34)
Accumulated other comprehensive income	8,576	8,657

Total members’ equity	720,300	700,963

Total liabilities and members’ equity	$1,652,320	$2,188,127

Net book value per share	$6.06	$5.90

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Gross reinsurance premiums written	$3,373	$70,199
Reinsurance premiums ceded	(121)	(1,965)

Reinsurance premiums written	3,252	68,234
Change in unearned premiums	12,020	(30,470)

Reinsurance premiums earned	15,272	37,764
Commission and fee income	(2)	238
Finance lease	—	830
Interest	8,876	10,318
Realized gain (loss) on securities	2,918	(8,877)
Unrealized gain on trading securities	7,206	9,718
Amortization of fixed income securities	(2,853)	(576)
Dividends	159	899

	31,576	50,314

EXPENSES:
Reinsurance losses and loss expenses	2,588	26,417
Reinsurance commissions, taxes and other expenses	5,809	20,055
Real estate and leasing operating expenses	—	135
Interest expense	—	2,343
Investment expenses	585	951
Other operating expenses	3,119	3,011

	12,101	52,912

Income (loss) before income taxes	19,475	(2,598)
Income taxes	(91)	(723)

Net income (loss)	$19,384	$(3,321)

Basic and diluted net income (loss) per share	$0.16	$(0.03)

Weighted average number of shares outstanding	118,770	118,855

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$19,384	$(3,321)
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities	(2,966)	(10,616)
Less: reclassification adjustment for gains included in net income	2,918	7,384

Other comprehensive loss before income tax	(48)	(3,232)

Income tax (payable) receivable related to other comprehensive income items	(33)	221

Other comprehensive loss	(81)	(3,011)

Comprehensive income (loss)	$19,303	$(6,332)

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Three Months Ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net loss	—	—	—	—	—	—	—	(3,321)	—	(3,321)
Distribution declared ($2.00 per share)	—	—	—	—	—	—	—	(237,711)	—	(237,711)
Amortization of restricted common stock compensation	—	—	—	—	—	157	—	—	—	157
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(3,011)	(3,011)

Balance, March 31, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(153)	$37,650	$1,048,443	$23,536	$964,179

Balance, January 1, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963
Net income	—	—	—	—	—	—	—	19,384	—	19,384
Amortization of restricted common stock compensation	—	—	—	—	—	34	—	—	—	34
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(81)	(81)

Balance, March 31, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$820,079	$8,576	$720,300

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$19,384	$(3,321)
Adjustments to reconcile net income to net cash expended by operating activities:
Deferred income taxes	—	(738)
Realized (gain) loss on securities	(2,918)	8,877
Unrealized gain on trading securities	(7,206)	(9,718)
Amortization of fixed income securities	2,853	576
Amortization of restricted common stock compensation	34	157
Other	—	232
Changes in assets and liabilities:
Reinsurance balances receivable	6,710	24,546
Losses and loss expenses recoverable	413	(639)
Funds withheld	213,315	1,822
Deferred acquisition costs	2,062	(4,807)
Unearned premiums ceded	—	(869)
Other assets	5,252	(838)
Accrued losses and loss expenses	(270,476)	(107,943)
Unearned premiums	(12,476)	31,120
Reinsurance balances payable	25,619	(49,628)
Accounts payable and other liabilities	(919)	1,192

Net cash flow expended by operating activities	(18,353)	(109,979)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	446,007	170,365
Purchase of available-for-sale investments	(287,837)	(128,819)
Net movement in restricted cash and cash equivalents	(23,634)	47,551

Net cash flow generated by investing activities	134,536	89,097

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of debt	—	(564)
Liquidating distribution	(296,924)	—

Net cash flow expended by financing activities	(296,924)	(564)

Net decrease in cash and cash equivalents	(180,741)	(21,446)
Cash and cash equivalents:
Beginning of period	302,198	492,158

End of period	$121,457	$470,712

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$4,415
Interest	$—	$491

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1. GENERAL

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL was engaged in the property, casualty and finite risk reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has disposed of all its real estate assets such that the Company is no longer engaged in the real estate and leasing business.

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

The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46R requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. For the purposes of FIN 46R OPL is a nonpublic entity and therefore FIN 46R is effective immediately for any interests in VIEs acquired after December 31, 2003 and effective January 1, 2005 for all VIEs acquired before December 31, 2003. The Company is still evaluating the impact of FIN 46R on its financial statements related to VIEs acquired prior to December 31, 2003.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

4. BUSINESS SEGMENTS

In the past, the Company’s operations have been conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices (through United States subsidiaries) and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, workers’ compensation and finite risk business. Real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (OPCC), a wholly-owned subsidiary of OPL. On December 31, 2003 OPCC was liquidated and all remaining assets and liabilities distributed to OPL. The Company is no longer engaged in the real estate and leasing business. There were no inter-segment revenues earned for the three-month period ended March 31, 2003. Corporate expenses were allocated to segments based on estimated utilization for the three-month periods ended March 31, 2004 and 2003.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Income before income taxes by segment consists of revenues less expenses related to the respective segment’s operations. The reinsurance segment maintains a portfolio of cash and liquid investments to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. Summary financial information about the Company’s segments is presented in the following tables:

	Three months ended March 31,
(In thousands)	2004	2003
REVENUES
Reinsurance:
Premiums earned	$15,272	$37,764
Commission and fee income	(2)	238
Investment income (loss)	16,306	9,821

	31,576	47,823

Real estate and leasing:
Rentals	—	830
Investment income	—	1,661

	—	2,491

Consolidated	31,576	50,314

NET INCOME (LOSS) BEFORE TAXES
Reinsurance	22,594	400
Real estate and leasing	—	13
Other operating expenses	(3,119)	(3,011)

Consolidated	$19,475	$(2,598)

(In thousands)	March 31, 2004	December 31, 2003
ASSETS
Reinsurance
Cash and investments	$1,436,743	$1,744,797
Other	215,577	443,330

Consolidated	$1,652,320	$2,188,127

For the three-month periods ended March 31, 2004 and 2003 reinsurance revenues were derived primarily from sources located in the United States. All of the Company’s leasing and real estate revenues were generated in the United States.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

5. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the three months ended March 31, 2004 and the year ended December 31, 2003.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the three months ended March 31, 2004 and the year ended December 31, 2003.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable by OPUS Re in 2004 is $nil unless regulatory authority approval is obtained.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. If a company’s RBC is below a specified level, the company may be required to implement various corrective actions, and if RBC is less than other, lower levels, the company is subject to regulatory action, including voluntary or mandatory control by the insurance regulators of its state of domicile. At March 31, 2004 and December 31, 2003, OPUS Re’s RBC requirements exceeded the level at which any corrective action would be required.

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities, the risk of investment losses, ongoing operating expenses, and the availability of unrestricted liquid assets prior to making such distributions. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This $296.9 million distribution was paid to shareowners on January 5, 2004.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

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

During October 2003 the parties reached a tentative settlement with respect to all claims brought by the various plaintiffs. The settlement agreement was executed on December 31, 2003 and on January 16, 2004 the Court preliminarily approved the settlement. A settlement hearing will be held on May 21, 2004 at which time the Court will determine as a final matter whether the settlement should be approved. Assuming that the Court gives final approval, the Company expects that it would incur additional costs of approximately $10 million in connection with the settlement, and this amount was accrued in the financial statements during the year ended December 31, 2003. However, there can be no assurance that the Court will approve the agreement.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three-months ended March 31, 2004 and 2003. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. Due to the runoff status of the Company, our results are likely to vary significantly from period to period. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

Net income (loss):

	Three months ended March 31,
(In thousands except for per share amounts)	2004	2003
NET INCOME (LOSS) BEFORE TAXES
Reinsurance	$22,594	$400
Real estate and leasing	—	13
Other operating expenses	(3,119)	(3,011)

Consolidated net income (loss) before taxes	19,475	(2,598)
Income taxes	(91)	(723)

Net income (loss)	$19,384	$(3,321)

Basic and diluted net income (loss) per share	$0.16	$(0.03)

During the three months ended March 31, 2004 we continued to make progress towards our runoff goals and objectives. We commuted or otherwise settled several reinsurance contracts, resulting in a reduction in reinsurance liabilities in excess of $250 million.

The net income for the three months ended March 31, 2004 was $19.4 million compared to net loss of $3.3 million for the same period in 2003. The net income for the three months ended March 31, 2004 was primarily due to net savings of approximately $10 million generated through commutations and reinsurance investment income of $15.7 million, offset by the internal costs of runoff and other operating expenses. The reinsurance investment income was primarily due to positive returns on both our fixed income portfolio and our investments in multi-manager funds. Basic and diluted net income per share was $0.16 for the three months ended March 31, 2004 compared to a net loss per share of $0.03 for the same period in 2003.

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business.

A more detailed discussion of our operating results for the reinsurance segment for the three-month periods ended March 31, 2004 and 2003 is set out below.

Reinsurance Segment:

	Three months ended March 31,
(In thousands)	2004	2003
Gross premiums written	$3,373	$70,199
Premiums ceded	(121)	(1,965)

Net premiums written	3,252	68,234
Change in unearned premiums	12,020	(30,470)

Premiums earned	15,272	37,764
Commission and fee income	(2)	238

	15,270	38,002

Losses and loss expenses	(2,588)	(26,417)
Commissions, taxes and other expenses	(5,809)	(20,055)

	(8,397)	(46,472)

Underwriting income (loss)	6,873	(8,470)

Investment income, net of expenses	15,721	8,870

Reinsurance income	$22,594	$400

Underwriting

During the three months ended March 31, 2004 gross premiums written decreased to $3.4 million from $70.2 million for the three months ended March 31, 2003. Gross premiums written for the three months ended March 31, 2004 were due to increases in estimates of ultimate premiums. Gross premiums written for the three months ended March 31, 2003 of $70.2 million included $80.4 million of premiums written by OPUS Re relating to multi-year accident & health and agricultural reinsurance treaties that OPUS Re had committed to write prior to the decision to place OPUS Re into runoff. During the three months ended March 31, 2003 there was also a reduction in premiums written of $10.2 million due to a decrease in estimates of ultimate premiums relating to our Bermuda reinsurance operations.

Premiums earned for the three months ended March 31, 2004 decreased to $15.3 million compared to $37.8 million for the three months ended March 31, 2003. This decrease is a result of the reinsurance operations of the Company being runoff. Premiums earned will continue to decrease significantly in future periods.

For the three months ended March 31, 2004, we generated net underwriting income of $6.9 million, which is primarily due to net savings of approximately $10 million generated by the commutation of two large reinsurance contracts, offset by loss adjustment expenses of $2.7 million, consisting largely of letter of credit fees and internal costs of runoff.

For the three months ended March 31, 2003 we experienced a net underwriting loss of $8.5 million. This underwriting loss was primarily due to:

•	OPUS Re casualty business, and other long tail programs, where losses and expenses are projected to exceed premiums written, but we expect to generate profits through future investment income;

•	Loss adjustment expenses, comprising largely legal fees and internal costs of runoff of approximately $5.5 million.

The Company is engaged in several ongoing disputes with ceding companies, including arbitration and litigation that have arisen in the ordinary course of business. The Company continues to reserve for losses and loss expenses on all disputed contracts without regard to any possibility of a favorable outcome. However, the uncertainty surrounding such estimates is increased by the fact that the Company may not have received current loss information from the ceding company during the period of the dispute and may not have had the opportunity to audit or otherwise review the reliability of such reported information. In particular the Company provided workers’ compensation reinsurance to a reinsurer that has commenced an arbitration to rescind its own reinsurance contract with the primary carrier, principally on the grounds that the primary carrier did not fully disclose the risks to be covered by the reinsurance contract. That contract is expected to be unprofitable and accounts for in excess of 20% of the Company’s current reserves for accrued losses and loss expenses. If the reinsurer succeeds in the arbitration it will be relieved of any obligation to pay losses under its contract and therefore would not cede to the Company any share of those losses. The arbitration is at an early stage and is not scheduled for completion until December 2004 at the earliest. As such, it is too early to determine whether the arbitration decision is likely to be in the reinsurer’s favor and therefore benefit OPL.

Reinsurance Investment Income

	Three months ended March 31, 2004			Three months ended March 31, 2003
(In thousands)	Income (Loss)	Other Comprehensive (Loss) Income	Total Return	(Loss) Income	Other Comprehensive (Loss) Income	Total Return
Equities
Available-for-sale	$—	$(549)	$(549)	$(7,387)	$(3,720)	$(11,107)
Trading	8,255	—	8,255	10,825	—	10,825
Fixed income	7,764	468	8,232	5,034	831	5,865
Other	287	—	287	1,349	(62)	1,287
Expenses	(585)	—	(585)	(951)	—	(951)

	$15,721	$(81)	$15,640	$8,870	$(2,951)	$5,919

The Company’s reinsurance investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. Despite the different accounting treatment of the trading and available-for-sale portfolios, we manage the Company’s cash and investments in total and do not place significant importance on whether the return is recognized in net income or as other comprehensive income. Therefore, this discussion will focus on the total investment return.

Despite a reduction in the assets available for investment, our reinsurance portfolio generated a total return of $15.6 million for the three months ended March 31, 2004 compared to a total return of $5.9 million for the three months ended March 31, 2003. The improved performance in 2004 was primarily due to the net effect of:

•	Our S&P 500 equity portfolio generating a loss of $8.1 million for the three months ended March 31, 2003 prior to the sale of our remaining portfolio later in 2003 and our investment in a Bermuda based life reinsurer generating a negative return of $0.5 million for the three months ended March 31, 2004 compared to a negative return of $3.0 million for the three months ended March 31, 2003;

•	Our trading equities generating a return of $8.2 million for the three months ended March 31, 2004 compared to a return of $10.8 million for the three months ended March 31, 2003. Our trading equities are investments in multi-manager funds that follow primarily a combination of fixed income strategies. The fund returned 1.5% for the three months ended March 31, 2004 compared with 2.0% for the three months ended March 31, 2003. The variance was primarily due to the fund’s high-yield bond portfolio component returning 2.3% during the three months ended March 31, 2004 compared to 5.0% for the same period in 2003;

•	An upturn in the short duration U.S. fixed income markets such that our fixed income portfolio returned $8.2 million for the three months ended March 31, 2004 compared to a return of $5.9 million for the three months ended March 31, 2003.

The 2003 results included the effects of the write down in the cost basis of equity investments in certain stocks in our S&P 500 portfolio and our investment in the Bermuda based life reinsurer, where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the three months ended March 31, 2003 the amount of the write-down was $7.5 million including $6.4 million relating to our investment in the Bermuda based life reinsurer. No impairment charge was recognized during the three months ended March 31, 2004.

Investment expenses for the three months ended March 31, 2004 decreased to $0.6 million from $1.0 million for the three months ended March 31, 2003 primarily due to a reduction in assets invested.

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

Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At March 31, 2004 the Company had $310.2 million of cash and investments collateralizing our $277.0 million letter of credit facilities. In the normal course of reinsurance business, OPL’s bankers have issued letters of credit totaling $225.1 million as of March 31, 2004 to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. In addition the Company had $120.7 million of cash and investments held in trust accounts to collateralize obligations to certain reinsureds.

At March 31, 2004 the reinsurance segment had $1.4 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause its operations to begin an orderly runoff, the Company is seeking to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital to shareowners. As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by applicable law and OPUS Re requires regulatory approval to pay a dividend. See Note 5 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share or $296.9 million. This distribution was paid to shareowners on January 5, 2004.

Cash and cash equivalents decreased due to the following:

	Three months ended March 31,
(In thousands)	2004	2003
CASH FLOWS
Operating activities	$(18,353)	$(109,979)
Investing activities	134,536	89,097
Financing activities	(296,924)	(564)

Net decrease in cash and cash equivalents	$(180,741)	$(21,446)

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

Reinsurance underwriting operations used $24.0 million for the three months ended March 31, 2004 compared to using $112.7 million for the three months ended March 31, 2003. This decrease in cash used is primarily due to the timing of commutation and novation payments.

During the three months ended March 31, 2004, funds withheld, accrued losses and loss expenses and reinsurance balances receivable decreased by $213.3 million, $270.5 and $6.7 million respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses. The increase in reinsurance balances payable amounting to $25.6 million was due to accrued commutation payments as of March 31, 2004.

Real estate operations used $4.3 million for the three months ended March 31, 2003. The net cash outflow was primarily due to payments of tax.

We received $8.7 million of interest and dividends during the three months ended March 31, 2004 compared to $10.0 million for the three months ended March 31, 2003.

During the three months ended March 31, 2004 we used $3.1 million for the payment of other operating expenses compared to using $3.0 million for the three months ended March 31, 2003.

Investing activities

Following our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, we have been reducing the duration of our investment portfolio and increasing our short-term investment positions to ensure that we will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in bond and equity markets.

During the three months ended March 31, 2004, we purchased $287.8 million and sold $446.0 million of available-for-sale investments compared to $128.8 million and $170.4 million, respectively for the three months ended March 31, 2003. During the three months ended March 31, 2004, sales from our available-for-sale investment portfolios exceeded purchases by $158.2 million. This was in order to fund the Company’s distribution to shareowners and commutation and novation payments.

During the three months ended March 31, 2004 restricted cash and cash equivalents increased by $23.6 million compared to a decrease of $47.6 million for the three months ended March 31, 2003.

Financing activities

As a result of the decision to restructure OPL and cause its operations to begin an orderly runoff, we amended our dividend policy. It is unlikely that the Company will pay ordinary dividends in the future. We expect that all future returns of capital to our shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support the runoff of our accrued loss and loss expense liabilities, our contingent liabilities, ongoing operating expenses, regulatory requirements and availability of unrestricted liquid assets. On November 25, 2003, OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This distribution was paid to shareowners on January 5, 2004 and resulted in a cash outflow of $296.9 million. The timing and amount of any future distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

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

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company mitigated this risk by diversifying its assumed and ceded business with a number of different counterparties and mandating minimum credit ratings for each reinsurer at the time of placement and contractual features that permit the right of offset. The Company continues to monitor financial stability on a regular basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risks in 2004. The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President & Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the reserving process;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2009 and a residual value reinsurance program where the Company is exposed to losses until 2013;

•	Our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	The occurrence of catastrophic events with a frequency or severity exceeding our estimates;

•	Loss of the services of any of the Company’s remaining executive officers;

•	Uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions);

•	Losses due to interest rate fluctuations;

•	Losses arising from the sale of any of our reinsurance subsidiaries;

•	Losses arising from the sale our investments in private equity funds;

•	Losses arising from a further other-than-temporary impairment in our investment in affiliate;

•	A failure to fully realize our deferred tax assets;

•	Volatility in U.S. financial markets which could affect our investment portfolio;

•	Adverse outcomes from any current or pending state or federal tax audits; and

•	The resolution of other pending litigation.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Notes to the Unaudited Consolidated Financial Statements for discussions of legal proceedings to which OPL is a party.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2004	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges
President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming
Chief Accounting Officer