Form 10-Q
period 2004-06-30
OVERSEAS PARTNERS LTD
filed 2004-08-09
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2004

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

Common Stock, par value $.10 per share

(Title of Class)

118,769,846 Shares

Outstanding at August 9, 2004

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Investments:
Trading, at fair value – Equity securities (cost: 2004 – $357,759, 2003 – $357,759)	$476,098	$472,298
Available-for-sale, at fair value – Debt securities (amortized cost: 2004 – $110,099, 2003 – $234,650)	109,908	234,645
Restricted debt securities (amortized cost: 2004 – $248,140, 2003 – $449,546)	247,365	456,552
Equity securities (cost: 2004 – $1,064, 2003 – $1,064)	1,454	2,447

	834,825	1,165,942
Cash and cash equivalents	139,328	264,764
Restricted cash and cash equivalents	61,782	95,208
Reinsurance balances receivable	8,374	16,487
Funds withheld	8,934	242,635
Paid losses recoverable from reinsurers	25,650	26,279
Unpaid losses and loss expenses recoverable from reinsurers	36,315	63,598
Deferred acquisition costs	5	106
Assets relating to subsidiary held for sale	230,460	255,541
Other assets
Investment in private equity funds, at cost	21,597	22,628
Investment in affiliate	—	5,000
Other	7,557	29,939

Total assets	$1,374,827	$2,188,127

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$376,652	$913,711
Unearned premiums	3,422	8,782
Reinsurance balances payable	61,108	59,933
Accounts payable and other liabilities	27,234	25,659
Liabilities relating to subsidiary held for sale	188,418	182,155
Distribution payable	—	296,924

Total liabilities	$656,834	$1,487,164

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,769,846 shares (2003: 118,769,846 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	827,327	800,695
Treasury stock (2004 – 8,730,154 shares, 2003 – 8,730,154 shares), at cost	(158,755)	(158,755)
Deferred compensation	—	(34)
Accumulated other comprehensive (loss) income	(979)	8,657

Total members’ equity	717,993	700,963

Total liabilities and members’ equity	$1,374,827	$2,188,127

Net book value per share	$6.05	$5.90

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Gross reinsurance premiums written	$(116)	$229	$3,297	$(9,948)
Reinsurance premiums ceded	(4,200)	(94)	(4,321)	(333)

Reinsurance premiums written	(4,316)	135	(1,024)	(10,281)
Change in unearned premiums	1,505	4,266	4,903	24,140

Reinsurance premiums earned	(2,811)	4,401	3,879	13,859
Commission and fee income	—	7	(2)	245
Finance lease	—	825	—	1,655
Interest	6,244	7,413	13,785	16,154
Realized (loss) gain on securities	(143)	27,255	2,775	17,476
Unrealized (loss) gain on trading securities	(3,409)	22,820	3,797	32,538
Amortization of fixed income securities	(1,830)	(378)	(4,171)	(367)
Dividends	27	623	185	1,522

	(1,922)	62,966	20,248	83,082

EXPENSES:
Reinsurance losses and loss expenses	(38,296)	8,636	(43,404)	13,357
Reinsurance commissions, taxes and other expenses	1,933	1,165	6,498	11,900
Real estate and leasing operating expenses	—	347	—	482
Interest expense	—	2,332	—	4,675
Investment expenses	438	2,573	1,046	3,419
Other operating expenses	2,348	2,318	5,588	5,329

	(33,577)	17,371	(30,272)	39,162

Income from continuing operations before income taxes	31,655	45,595	50,520	43,920
Income taxes	107	350	184	(913)

Net income from continuing operations	31,762	45,945	50,704	43,007

Discontinued operations:
Net loss from subsidiary held for sale, net of taxes	(24,514)	(9,952)	(24,072)	(10,335)

Net income	$7,248	$35,993	$26,632	$32,672

EARNINGS PER SHARE
Income from continuing operations	$0.27	$0.38	$0.42	$0.36
Loss from discontinued operations	(0.21)	(0.08)	(0.20)	(0.09)

Basic and diluted net income per share	$0.06	$0.30	$0.22	$0.27

Weighted average number of shares outstanding	118,769	118,827	118,769	118,841

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$7,248	$35,993	$26,632	$32,672

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(9,027)	36,665	(6,359)	24,284
Less: reclassification adjustment for losses (gains) included in net income	143	(27,255)	(2,775)	(17,476)

Other comprehensive (loss) income of continuing operations	(8,884)	9,410	(9,134)	6,808

Net unrealized holding losses on available-for-sale securities of subsidiary held for sale, net of tax	(671)	(244)	(502)	(653)

Other comprehensive (loss) income	(9,555)	9,166	(9,636)	6,155

Comprehensive (loss) income	$(2,307)	$45,159	$16,996	$38,827

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Six Months Ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	—	32,672	—	32,672
Purchase of shares	—	—	—	(34)	(282)	—	—	—	—	(282)
Distribution declared ($2.00 per share)	—	—	—	—	—	—	—	(237,711)	—	(237,711)
Amortization of restricted common stock compensation	—	—	—	—	—	202	—	—	—	202
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	6,155	6,155

Balance, June 30, 2003	$—	127,500	$12,750	(8,679)	$(158,329)	$(108)	$37,650	$1,084,436	$32,702	$1,009,101

Balance, January 1, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963

Net income	—	—	—	—	—	—	—	26,632	—	26,632

Amortization of restricted common stock compensation	—	—	—	—	—	34	—	—	—	34

Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(9,636)	(9,636)

Balance, June 30, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$827,327	$(979)	$717,993

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$26,632	$32,672
Adjustments to reconcile net income to net cash expended by operating activities:
Loss from subsidiary held for sale	242	10,335
Loss on sale of subsidiary	23,830	—
Realized gain on securities	(2,775)	(17,476)
Unrealized gain on trading securities	(3,797)	(32,538)
Amortization of fixed income securities	2,509	367
Amortization of restricted common stock compensation	34	202
Other	(374)	58
Changes in assets and liabilities:
Reinsurance balances receivable	8,113	72,041
Losses and loss expenses recoverable	27,912	18,072
Funds withheld	233,701	15,799
Deferred acquisition costs	101	4,137
Unearned premiums ceded	—	1,392
Other assets	28,413	(3,634)
Accrued losses and loss expenses	(537,059)	(213,250)
Unearned premiums	(5,360)	(24,860)
Reinsurance balances payable	1,175	(82,419)
Accounts payable and other liabilities	1,575	141

Net cash flow expended by operating activities of continuing operations	(195,128)	(218,961)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	694,230	553,144
Purchase of available-for-sale investments	(368,011)	(370,185)
Net movement in restricted cash and cash equivalents	33,426	178,268

Net cash flow generated by investing activities of continuing operations	359,645	361,227

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(282)
Repayment and repurchase of debt	—	(1,138)
Liquidating distribution	(296,924)	(237,711)

Net cash flow expended by financing activities of continuing operations	(296,924)	(239,131)

CASH FLOW FROM DISCONTINUED OPERATIONS
Distribution from subsidiary held for sale	6,971	—

Net decrease in cash and cash equivalents	(125,436)	(96,865)
Cash and cash equivalents:
Beginning of period	264,764	385,350

End of period	$139,328	$288,485

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$2,315
Interest	$—	$4,675

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

The results of operations for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization and accretion. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of the new accounting guidance on its process for determining whether other-than-temporary declines exist within its debt portfolio. Adoption of this standard may accelerate the timing of losses from declines in value due to interest rates; however, it is not anticipated to have a significant impact on equity as fluctuations in market value of available-for-sale securities are already reflected in Accumulated Other Comprehensive Income.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

4. SALE OF OVERSEAS PARTNERS US REINSURANCE COMPANY

In May 2004, the Company committed to offer for sale its wholly owned subsidiary, OPUS Re and commenced a process to find a buyer. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as of June 30, 2004 OPUS Re was classified as held for sale.

In July 2004 OPL and Odyssey Re Holdings Corp. (“OdysseyRe”) entered into a definitive stock purchase agreement, pursuant to which OdysseyRe will purchase 100% of the outstanding shares of OPUS Re. The completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals. OPL expects the closing of the transaction will occur during the fourth quarter of 2004. The purchase price of approximately $43 million generates a loss on sale of approximately $23.8 million.

In accordance with SFAS 144 all assets pertaining to OPUS Re have been recorded as a single line item “Assets relating to subsidiary held for sale” and similarly all liabilities have been recorded as a single line item “Liabilities relating to subsidiary held for sale”. The net operating results of OPUS Re have been recorded as discontinued operations in the statement of income. The financial statements for prior periods presented have been restated on a consistent basis.

Summary financial information about the Company’s discontinued operations is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
REVENUES
Premiums earned	$4,012	$19,657	$12,066	$39,771
Investment income	641	815	1,463	2,708

	$4,653	$20,472	$13,529	$42,479

NET LOSS
Income (loss) from subsidiary held for sale	$317	$(10,309)	$927	$(11,232)
Loss on sale of subsidiary	(23,830)	—	(23,830)	—
Income taxes relating to subsidiary held for sale	(1,001)	357	(1,169)	897

Net loss from subsidiary held for sale	$(24,514)	$(9,952)	$(24,072)	$(10,335)

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

4. SALE OF OVERSEAS PARTNERS US REINSURANCE COMPANY (continued)

The major classes of assets and liabilities relating to OPUS Re were as follows:

(In thousands)	June 30, 2004	December 31, 2003
ASSETS
Cash and investments	$205,033	$218,884
Reinsurance balances receivable	7,293	13,730
Funds withheld	9,873	10,010
Other assets	8,261	12,917

Assets relating to subsidiary held for sale	230,460	255,541

LIABILITIES
Accrued losses and loss expenses	152,664	164,993
Unearned premiums	1,776	12,963
Reinsurance balances payable	9,162	1,718
Accounts payable and other accruals	986	2,481
Provision for loss on sale of subsidiary	23,830	—

Liabilities relating to subsidiary held for sale	188,418	182,155

Net assets relating to subsidiary held for sale	$42,042	$73,386

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

5. BUSINESS SEGMENTS

In the past, the Company’s operations have been conducted through two segments - reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda and Philadelphia offices and includes the runoff of accident & health, agricultural, aviation, casualty, professional liability, property, workers’ compensation and finite risk business. Real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (OPCC), a wholly-owned subsidiary of OPL. During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business. On December 31, 2003 OPCC was dissolved and all remaining assets and liabilities distributed to OPL. There were no inter-segment revenues earned for the six-month period ended June 30, 2003. Corporate expenses were allocated to segments based on estimated utilization for the six-month periods ended June 30, 2004 and 2003.

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

Following the decision to classify OPUS Re as held for sale, the results of OPUS Re are no longer included in the results of the reinsurance segment. The summary financial information for prior periods has been restated on a consistent basis.

Summary financial information about the Company’s segments is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2004	2003	2004	2003
REVENUES
Reinsurance:
Premiums earned	$(2,811)	$4,401	$3,879	$13,859
Commission and fee income	—	7	(2)	245
Investment income	889	56,254	16,371	64,183

	(1,922)	60,662	20,248	78,287

Real estate and leasing:
Rentals	—	825	—	1,655
Investment income	—	1,479	—	3,140

	—	2,304	—	4,795

Consolidated	$(1,922)	$62,966	$20,248	$83,082

NET INCOME FROM CONTINUING OPERATIONS BEFORE TAXES
Reinsurance	$34,003	$48,288	$56,108	$49,611
Real estate and leasing	—	(375)	—	(362)

Other operating expenses	(2,348)	(2,318)	(5,588)	(5,329)

Consolidated	$31,655	$45,595	$50,520	$43,920

(In thousands)	June 30, 2004	December 31, 2003
ASSETS
Reinsurance
Cash and investments	$1,035,935	$1,525,914
Other	108,432	406,672
Assets relating to subsidiary held for sale	230,460	255,541

Consolidated	$1,374,827	$2,188,127

For the three- and six-month periods ended June 30, 2004 and 2003 premiums earned were derived primarily from sources located in the United States. Before the Company disposed of its principal leasing and real estate assets, all of the Company’s revenues in that segment were generated in the United States.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

6. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the six months ended June 30, 2004 and the year ended December 31, 2003.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the six months ended June 30, 2004 and the year ended December 31, 2003.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable by OPUS Re in 2004 would be $nil unless regulatory authority approval is obtained. On May 14, 2004 OPUS Re received approval from the Delaware Insurance Commissioner to permit the payment of a distribution of $7.0 million. This distribution was paid on June 11, 2004.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. If a company’s RBC is below a specified level, the company may be required to implement various corrective actions, and if RBC is less than other, lower levels, the company is subject to regulatory action, including voluntary or mandatory control by the insurance regulators of its state of domicile. At June 30, 2004 and December 31, 2003, OPUS Re’s RBC requirements exceeded the level at which any corrective action would be required.

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities, the risk of investment losses, ongoing operating expenses, and the availability of unrestricted liquid assets prior to making such distributions. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This $296.9 million distribution was paid to shareowners on January 5, 2004. On August 4, 2004, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount will be paid to shareowners on August 31, 2004.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

7. CONTINGENCIES

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

During October 2003 the parties reached a tentative settlement with respect to all claims brought by the various plaintiffs. The settlement agreement was executed on December 31, 2003 and on July 30, 2004 the Court approved the settlement. The final judgment and order approving the settlement and dismissing the claims with prejudice was entered on August 6, 2004. Unless an appeal of the final judgment and order of dismissal is taken, the settlement will be deemed effective on September 8, 2004 pursuant to the parties’ agreement. Assuming that there are no successful appeals, the Company expects that it would incur additional costs of approximately $10 million in connection with the settlement, and this amount was accrued in the financial statements during the year ended December 31, 2003. However, there can be no assurance that there will not be a successful appeal of the final judgment and order.

The Company believes that it has meritorious defenses to all claims asserted against it and in the event of a successful appeal of the final judgment and order the Company intends to defend all claims vigorously. There can be no assurance, however, that an adverse determination of the lawsuits would not have a material effect on the Company.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three and six months ended June 30, 2004 and 2003. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. Due to the runoff status of the Company, our results are likely to vary significantly from period to period. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Runoff Activities for the six months ended June 30, 2004

The results for the six months ended June 30, 2004 reflect a number of significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Commuted or otherwise settled a number of reinsurance contracts, contributing to a reduction in reinsurance liabilities of approximately $540 million and net savings compared to carried reserves of approximately $46 million. These included the commutation of a workers’ compensation contract that accounted for in excess of 20% of the Company’s accrued losses and loss expenses. The commutations reduce our exposure to future adverse claims experience while also releasing capital for distribution to shareowners;

•	Entered into a definitive stock purchase agreement to sell OPUS Re. The sale reduces gross loss reserves by approximately $153 million and also enables additional capital to be released for distribution to shareowners;

•	Entered into an agreement to sell the Company’s investments in private equity funds for an amount slightly in excess of book value. We expect this transaction to close during the third quarter of 2004 and we will record the gain on sale at that time. In addition to the small gain, the sale eliminates the Company’s future funding commitments to the private equity funds of approximately $37 million;

•	Sold its 22% investment in a Florida based workers’ compensation insurance company for $5 million, equal to the carrying value of the investment.

Three Months Ended June 30, 2004 and 2003

Summary of results:

	Three months ended June 30,
(In thousands except for per share amounts)	2004	2003
NET INCOME BEFORE TAXES
Reinsurance segment	$34,003	$48,288
Real estate and leasing segment	—	(375)
Other operating expenses	(2,348)	(2,318)

Net income before taxes from continuing operations	31,655	45,595
Income taxes	107	350

Net income from continuing operations	31,762	45,945

Net loss from subsidiary held for sale	(24,514)	(9,952)

Net income	$7,248	$35,993

Basic and diluted net income per share	$0.06	$0.30

The reinsurance segment generated $34.0 million of net income for the three months ended June 30, 2004 primarily due to net savings of approximately $36 million generated through commutations, which was partially offset by the internal costs of runoff. For the three months ended June 30, 2003 the reinsurance segment generated $48.3 million of net income, primarily due to gains on the sales of our S&P 500 equity portfolio and positive returns from our investment in a multi-manager fund.

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business.

Other operating expenses of $2.3 million for both the three months ended June 30, 2004 and June 30, 2003 consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent.

During the three months ended June 30, 2004 OPL has classified the operations of OPUS Re as held for sale. On July 2, 2004, OPL and OdysseyRe entered into a definitive stock purchase agreement, pursuant to which OdysseyRe will purchase OPUS Re from OPL. The completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals. The sale is expected to generate a loss of approximately $23.8 million and this loss has been recognized in the three months ended June 30, 2004. OPL expects the closing of the transaction will occur during the fourth quarter of 2004. Until the closing of the transaction OPL remains exposed to loss through potential increases in OPUS Re’s reserves for accrued losses and loss expenses.

For the three months ended June 30, 2004 OPUS Re generated a net loss of $24.5 million including operating income of $0.3 million, the loss on sale of $23.8 million and a tax charge of $1.0 million primarily due to a valuation allowance against deferred tax assets. For the three months ended June 30, 2003 OPUS Re generated a net loss of $10.0 million primarily due to an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses and future lease costs of $2.5 million relating to OPUS Re’s Philadelphia office space.

Basic and diluted net income per share was $0.06 for the three months ended June 30, 2004 consisting of $0.27 per share of income from continuing operations offset by a loss of $0.21 per share from the discontinued operations of OPUS Re. For the same period in 2003 basic and diluted net income per share was $0.30 consisting of $0.38 per share of income from continuing operations offset by a loss of $0.08 per share from discontinued operations.

A more detailed discussion of our operating results for the reinsurance segment for the three-month periods ended June 30, 2004 and 2003 is set out below.

Reinsurance Segment:

	Three months ended June 30,
(In thousands)	2004	2003
Gross premiums written	$(116)	$229
Premiums ceded	(4,200)	(94)

Net premiums written	(4,316)	135
Change in unearned premiums	1,505	4,266

Premiums earned	(2,811)	4,401
Commission and fee income	—	7

	(2,811)	4,408

Losses and loss expenses	38,296	(8,636)
Commissions, taxes and other expenses	(1,933)	(1,165)

	36,363	(9,801)

Underwriting income (loss)	33,552	(5,393)

Investment income, net of expenses	451	53,681

Reinsurance income	$34,003	$48,288

Due to the pending sale of OPUS Re, and in accordance with SFAS 144, the reinsurance segment results have been restated to exclude the results of OPUS Re’s operations. Our results for comparative periods have also been restated to reflect the same presentation.

Underwriting

As a result of the reinsurance operations of the Company being in runoff, premiums written and earned are minimal and will remain insignificant in future periods. Premiums ceded of $4.2 million for the three months ended June 30, 2004 are primarily due to additional premiums relating to the Company’s aviation excess of loss reinsurance program.

For the three months ended June 30, 2004, the Company generated net underwriting income of $33.6 million, which is primarily due to net savings of approximately $36 million from commutations, partially offset by loss adjustment expenses of $1.9 million, consisting largely of letter of credit fees and internal costs of runoff. The commutations included a workers’ compensation contract, with recorded loss reserves of approximately $198 million, where reinsurance had been provided to a reinsurer that had commenced arbitration to rescind its own reinsurance contract with the primary carrier. The commutation allowed the Company to generate savings compared to booked reserves and eliminated the risk of further losses that may have arisen from an unfavorable arbitration decision in the underlying contract.

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

For the three months ended June 30, 2003 we experienced a net underwriting loss of $5.4 million. This underwriting loss was primarily due to loss adjustment expenses, comprising largely legal fees, letter of credit fees and internal costs of runoff of approximately $3.1 million.

Reinsurance Investment Income

	Three months ended June 30, 2004			Three months ended June 30, 2003
(In thousands)	Income (Loss)	Other Comprehensive Loss	Total Return	Income (Loss)	Other Comprehensive Income (Loss)	Total Return
Equities
Available-for-sale	$7	$(444)	$(437)	$27,411	$6,847	$34,258
Trading	(2,513)	—	(2,513)	24,073	—	24,073
Debt securities	3,217	(8,440)	(5,223)	5,087	2,607	7,694
Other	178	—	178	(317)	(44)	(361)
Expenses	(438)	—	(438)	(2,573)	—	(2,573)

	$451	$(8,884)	$(8,433)	$53,681	$9,410	$63,091

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

Our reinsurance portfolio generated a negative return of $8.4 million for the three months ended June 30, 2004 compared to a total return of $63.1 million for the three months ended June 30, 2003. The reduced return in 2004 was primarily due to the net effect of:

•	Our S&P 500 equity portfolio was sold during 2003 in line with our strategy of reducing our exposure to equity price risk due to the runoff of our reinsurance operations, generating a gain of $33.2 million for the three months ended June 30, 2003;

•	Our investment in a Bermuda based life reinsurer generating a negative return of $0.4 million for the three months ended June 30, 2004 compared to a positive return of $1.2 million for the three months ended June 30, 2003;

•	Our trading equities generating a negative return of $2.5 million for the three months ended June 30, 2004 compared to a positive return of $24.1 million for the three months ended June 30, 2003. Our trading equities are investments in a multi-manager fund that follows a combination of fixed income strategies. The fund lost 0.7% for the three months ended June 30, 2004 compared with generating 4.3% for the three months ended June 30, 2003. The variance was primarily due to the comparative performance of the fund’s high-yield bond portfolio;

•	A downturn in the U.S. fixed income markets such that our debt securities generated losses of $5.2 million for the three months ended June 30, 2004 compared to a return of $7.7 million for the three months ended June 30, 2003.

Investment expenses for the three months ended June 30, 2004 decreased to $0.4 million from $2.6 million for the three months ended June 30, 2003, partially due to reduction in assets invested. Investment expenses for the three months ended June 30, 2003 included the write-off of previously capitalized management fees relating to our investment in private equity funds reflecting an impairment in the carrying value of the funds.

Six Months Ended June 30, 2004 and 2003

Summary of results:

	Six months ended June 30,
(In thousands except for per share amounts)	2004	2003
NET INCOME BEFORE TAXES
Reinsurance segment	$56,108	$49,611
Real estate and leasing segment	—	(362)
Other operating expenses	(5,588)	(5,329)

Net income before taxes from continuing operations	50,520	43,920
Income taxes	184	(913)

Net income from continuing operations	50,704	43,007

Net loss from subsidiary held for sale	(24,072)	(10,335)

Net income	$26,632	$32,672

Basic and diluted net income per share	$0.22	$0.27

The Company’s reinsurance segment generated $56.1 million of net income for the six months ended June 30, 2004 primarily due to net savings of approximately $46 million generated through commutations and $15.3 million of reinsurance investment income, partially offset by the internal costs of runoff. For the six months ended June 30, 2003 the reinsurance segment generated $49.6 million of net income, primarily due to $60.8 million of reinsurance investment income offset by legal expenses and the internal costs of runoff.

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business.

Other operating expenses of $5.6 million for the three months ended June 30, 2004 and $5.3 million for the three months ended June 30, 2003 consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent.

During the six months ended June 30, 2004 OPL has classified the operations of OPUS Re as held for sale. The sale of OPUS Re is expected to generate a loss of approximately $23.8 million and this loss has been recognized in the six months ended June 30, 2004.

For the six months ended June 30, 2004 OPUS Re generated a net loss of $24.1 million including operating income of $0.9 million, the loss on sale of $23.8 million and a tax charge of $1.2 million primarily due to a valuation allowance against deferred tax assets. For the six months ended June 30, 2003 OPUS Re generated a loss of $10.3 million primarily due to an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses and future lease costs of $2.5 million relating to OPUS Re’s Philadelphia office space.

Basic and diluted net income per share was $0.22 for the six months ended June 30, 2004 consisting of $0.42 per share of income from continuing operations offset by a loss of $0.20 per share from the discontinued operations of OPUS Re. For the same period in 2003 basic and diluted net income per share was $0.27 consisting of $0.36 per share of income from continuing operations offset by a loss of $0.09 per share from discontinued operations.

A more detailed discussion of our operating results for the reinsurance segment for the six-month periods ended June 30, 2004 and 2003 is set out below.

Reinsurance Segment:

	Six months ended June 30,
(In thousands)	2004	2003
Gross premiums written	$3,297	$(9,948)
Premiums ceded	(4,321)	(333)

Net premiums written	(1,024)	(10,281)
Change in unearned premiums	4,903	24,140

Premiums earned	3,879	13,859
Commission and fee income	(2)	245

	3,877	14,104

Losses and loss expenses	43,404	(13,357)
Commissions, taxes and underwriting expenses	(6,498)	(11,900)

	36,906	(25,257)

Underwriting income	40,783	(11,153)

Investment income, net of expenses	15,325	60,764

Reinsurance income	$56,108	$49,611

Due to the pending sale of OPUS Re, and in accordance with SFAS 144, the reinsurance segment results have been restated to exclude the results of OPUS Re’s operations. Our results for comparative periods have also been restated to reflect the same presentation.

Underwriting

Gross premiums written for the six months ended June 30, 2004 of $3.3 million were due to changes in the estimates of ultimate written premium while the gross premiums written for the six months ended June 30, 2003 of negative $9.9 million were a result of novations and changes in the estimates of ultimate written premium. Premiums ceded of $4.3 million for the six months ended June 30, 2004 are primarily due to additional premiums relating to the Company’s aviation excess of loss reinsurance program.

Premiums earned for the six months ended June 30, 2004 decreased to $3.9 million compared to $13.9 million for the six months ended June 30, 2003. This decrease is a result of the runoff of the reinsurance operations of the Company. Premiums earned will continue to decrease in future periods.

For the six months ended June 30, 2004 we generated net underwriting income of $40.8 million, which is primarily due to net savings of approximately $46 million generated through commutations, including the commutation of one of the Company’s large workers’ compensation contracts. The commutation savings were partially offset by loss adjustment expenses of $4.6 million, consisting largely of legal fees, letter of credit fees and internal costs of runoff.

For the six months ended June 30, 2003 we experienced a net underwriting loss of $11.2 million. This underwriting loss was primarily due to loss adjustment expenses, comprising largely legal fees, letter of credit fees and internal costs of runoff.

Reinsurance Investment Income

	Six months ended June 30, 2004			Six months ended June 30, 2003
(In thousands)	Income	Other Comprehensive Loss	Total Return	Income	Other Comprehensive Income (Loss)	Total Return
Equities
Available-for-sale	$7	$(993)	$(986)	$20,024	$3,127	$23,151
Trading	5,698	—	5,698	34,898	—	34,898
Debt securities	10,192	(8,141)	2,051	8,346	3,847	12,193
Other	474	—	474	915	(107)	808
Expenses	(1,046)	—	(1,046)	(3,419)	—	(3,419)

	$15,325	$(9,134)	$6,191	$60,764	$6,867	$67,631

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

Our reinsurance portfolio generated a total return of $6.2 million for the six months ended June 30, 2004 compared to a total return of $67.6 million for the six months ended June 30, 2003. The comparative performance was primarily due to the net effect of:

•	Our S&P 500 equity portfolio was sold during 2003 in line with our strategy of reducing our exposure to equity price risk due to the runoff of our reinsurance operations, generating a gain of $25.1 million for the six months ended June 30, 2003;

•	Our investment in a Bermuda based life reinsurer generating a negative return of $1.0 million for the six months ended June 30, 2004 compared to a negative return of $1.9 million for the six months ended June 30, 2003;

•	Our trading equities generating a positive return of $5.7 million for the six months ended June 30, 2004 compared to a positive return of $34.9 million for the six months ended June 30, 2003. Our trading equities are investments in a multi-manager fund that follows a combination of fixed income strategies. The fund earned 0.8% for the six months ended June 30, 2004 compared with earning 6.9% for the six months ended June 30, 2003. The variance was primarily due to the fund’s high-yield bond portfolio and convertible securities components returning respectively 2.1% and 1.7% during the six months ended June 30, 2004 compared to 11.8% and 11.0% for the same period in 2003;

•	A downturn in the U.S. fixed income markets such that our debt securities generated a return of $2.1 million for the six months ended June 30, 2004 compared to a return of $12.2 million for the six months ended June 30, 2003.

Investment expenses for the six months ended June 30, 2004 decreased to $1.0 million from $3.4 million for the six months ended June 30, 2003. This was partially due to a reduction in assets invested although investment expenses for the six months ended June 30, 2003 included the write-off of previously capitalized management fees relating to our investment in private equity funds, reflecting an impairment in the carrying value of the funds.

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

In the normal course of reinsurance business, OPL’s bankers have issued letters of credit totaling $152.6 million as of June 30, 2004 to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At June 30, 2004 the Company had $309.1 million of cash and investments collateralizing our $274.7 million letter of credit facilities.

At June 30, 2004 the reinsurance segment had $1.0 billion of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities.

Following the Board of Directors February 13, 2002 announcement about its decision to restructure OPL and cause its operations to begin an orderly runoff, the Company is seeking to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital to shareowners. As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by applicable law and OPUS Re requires regulatory approval to pay a dividend. See Note 6 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions.

As discussed in Note 4 to the Unaudited Consolidated Financial Statements OPL has entered into a definitive stock purchase agreement to sell OPUS Re. The completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals. OPL expects the closing of the transaction will occur during the fourth quarter of 2004. OPL received a $7 million pre-closing distribution from OPUS Re in June 2004 and will receive additional proceeds of approximately $43 million, before deducting transaction costs, when the transaction closes. Total proceeds of approximately $50 million will become available for distribution to OPL’s shareowners if approved by the Bermuda Monetary Authority.

On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share or $296.9 million. This distribution was paid to shareowners on January 5, 2004. On August 4, 2004, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount will be paid to shareowners on August 31, 2004.

Cash and cash equivalents decreased due to the following:

	Six months ended June 30,
(In thousands)	2004	2003
CASH FLOWS
Operating activities	$(195,128)	$(218,961)
Investing activities	359,645	361,227
Financing activities	(296,924)	(239,131)
Distribution from subsidiary held for sale	6,971	—

Net decrease in cash and cash equivalents	$(125,436)	$(96,865)

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

During the six months ended June 30, 2004, funds withheld, accrued losses and loss expenses and reinsurance balances receivable decreased by $233.7 million, $537.1 and $8.1 million respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Reinsurance underwriting operations used $223.3 million for the six months ended June 30, 2004 compared to using $219.3 million for the six months ended June 30, 2003. These cash outflows were primarily due to commutation and novation payments.

During the six months ended June 30, 2004 we received tax refunds of $19.5 million relating to our real estate operations. Real estate operations used $7.4 million for the six months ended June 30, 2003. The net cash outflow was primarily due to payments of tax and interest payments on the debt that was subsequently repurchased in October 2003.

We received $14.0 million of interest and dividends during the six months ended June 30, 2004 and $14.0 million for the six months ended June 30, 2003.

During the six months ended June 30, 2004 we used $5.6 million for the payment of other operating expenses compared to using $5.3 million for the six months ended June 30, 2003.

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

During the six months ended June 30, 2004, we purchased $368.0 million and sold $694.2 million of available-for-sale investments compared to $370.2 million and $553.1 million, respectively for the six months ended June 30, 2003. During the six months ended June 30, 2004, sales from our available-for-sale investment portfolios exceeded purchases by $326.2 million. This was in order to fund the Company’s distribution to shareowners and commutation and novation payments.

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

On August 4, 2004, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount will be paid to shareowners on August 31, 2004. The timing and amount of any further distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

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

Item 4. Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President & Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the reserving process, including the potential for increases in the reserves for accrued losses and loss expenses of OPUS Re prior to completion of the proposed sale;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including launch and in-orbit satellite exposures through to 2009 and a residual value reinsurance program where the Company is exposed to losses until 2013;

•	Our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Loss of the services of any of the Company’s remaining executive officers;

•	Uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions);

•	Losses due to interest rate fluctuations;

•	Losses arising from the sale of any of our reinsurance subsidiaries, including the potential for further losses from OPUS Re in the event that the proposed sale is not completed;

•	Losses arising from our investments in private equity funds in the event that the proposed sale is not completed;

•	Volatility in U.S. financial markets which could affect our investment portfolio;

•	Adverse outcomes from any current, pending or future state or federal tax audits; and

•	The resolution of other pending litigation.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to the Condensed Notes to the Unaudited Consolidated Financial Statements for discussions of legal proceedings to which OPL is a party.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

10(a)	Settlement Agreement by and between United States Life Insurance Company and OPRe dated June 3, 2004.

10(b)	Stock Purchase Agreement by and between OPL, Overseas Partners US Holding Company, OPUS Re and OdysseyRe, dated July 2, 2004.

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

On July 2, 2004, OPL filed a report on Form 8-K containing the following information:

Item 2 – Acquisition or disposition of assets. OPL announced that it had entered into a definitive stock purchase agreement with OdysseyRe, pursuant to which OdysseyRe will purchase from OPL 100% of the outstanding shares of OPL’s wholly owned subsidiary, OPUS Re.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges
President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming
Chief Accounting Officer