Form 10-Q
period 2004-09-30
OVERSEAS PARTNERS LTD
filed 2004-11-08
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004

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

Common Stock, par value $.10 per share
(Title of Class)

118,769,846 Shares
Outstanding at November 8, 2004

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Investments:
Trading, at fair value –
Equity securities (cost: 2004 – $244,736, 2003 – $357,759)	$330,497	$472,298
Available-for-sale, at fair value –
Debt securities (amortized cost: 2004 – $181,741, 2003 – $234,650)	182,107	234,645
Restricted debt securities (amortized cost: 2004 – $83,639, 2003 – $449,546)	83,881	456,552
Equity securities (cost: 2004 – $709, 2003 – $1,064)	709	2,447

	597,194	1,165,942
Cash and cash equivalents	111,315	264,764
Restricted cash and cash equivalents	59,305	95,208
Reinsurance balances receivable	4,704	16,487
Funds withheld	14,513	242,635
Paid losses recoverable from reinsurers	20,606	26,279
Unpaid losses and loss expenses recoverable from reinsurers	26,503	63,598
Deferred acquisition costs	4	106
Assets relating to subsidiary held for sale	217,708	255,541
Other assets
Investment in private equity funds, at cost	—	22,628
Investment in affiliate	—	5,000
Other	21,593	29,939

Total assets	$1,073,445	$2,188,127

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$247,338	$913,711
Unearned premiums	1,701	8,782
Reinsurance balances payable	129,711	59,933
Accounts payable and other liabilities	19,351	25,659
Liabilities relating to subsidiary held for sale	175,503	182,155
Distribution payable	—	296,924

Total liabilities	$573,604	$1,487,164

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares;
none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,769,846 shares (2003: 118,769,846 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	607,719	800,695
Treasury stock (2004 – 8,730,154 shares, 2003 – 8,730,154 shares), at cost	(158,755)	(158,755)
Deferred compensation	—	(34)
Accumulated other comprehensive income	477	8,657

Total members’ equity	499,841	700,963

Total liabilities and members’ equity	$1,073,445	$2,188,127

Net book value per share	$4.21	$5.90

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Gross reinsurance premiums written	$631	$(63,580)	$3,928	$(73,528)
Reinsurance premiums ceded	4,808	(22)	487	(355)

Reinsurance premiums written	5,439	(63,602)	4,415	(73,883)
Change in unearned premiums	394	82,232	5,297	106,372

Reinsurance premiums earned	5,833	18,630	9,712	32,489
Commission and fee income	1,327	(410)	1,325	(165)
Finance lease	—	821	—	2,476
Interest	4,819	7,543	18,604	23,697
Realized gain on available-for-sale securities and private equity	3,434	1,434	6,209	18,910
Net holding gain on trading securities	4,356	6,442	8,153	38,980
Amortization of fixed income securities	(1,025)	(1,375)	(5,169)	(1,741)
Dividends	—	498	158	2,020

	18,744	33,583	38,992	116,666

EXPENSES:
Reinsurance losses and loss expenses	(4,987)	35,382	(48,391)	48,739
Reinsurance commissions, taxes and other expenses	3,230	1,192	9,728	13,094
Real estate and leasing operating expenses	—	185	—	666
Interest expense	—	2,321	—	6,996
Investment expenses	576	976	1,622	4,395
Other operating expenses	2,865	12,312	8,453	17,640

	1,684	52,368	(28,588)	91,530

Income (loss) from continuing operations before income taxes	17,060	(18,785)	67,580	25,136
Income taxes	—	3,091	184	2,177

Net income (loss) from continuing operations	17,060	(15,694)	67,764	27,313

Discontinued operations:
Net income (loss) from subsidiary held for sale, net of taxes	872	378	(23,200)	(9,957)

Net income (loss)	$17,932	$(15,316)	$44,564	$17,356

EARNINGS PER SHARE
Income (loss) from continuing operations	$0.14	$(0.13)	$0.57	$0.23
(Loss) income from discontinued operations	0.01	0.00	(0.20)	(0.08)

Basic and diluted net income (loss) per share	$0.15	$(0.13)	$0.38	$0.15

Weighted average number of shares outstanding	118,769	118,818	118,769	118,833

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$17,932	$(15,316)	$44,564	$17,356

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	967	1,572	(5,392)	25,857
Less: reclassification adjustment for losses (gains) included in net income	310	(1,433)	(2,465)	(18,910)

Other comprehensive income (loss) of continuing operations	1,277	139	(7,857)	6,947

New unrealized holding gains (losses) on available-for-sale securities of subsidiary held for sale, net of tax	179	71	(323)	(582)

Other comprehensive income (loss)	1,456	210	(8,180)	6,365

Comprehensive income (loss)	$19,388	$(15,106)	$36,384	$23,721

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2003	$—	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	—	17,356	—	17,356
Purchase of shares	—	—	—	(38)	(316)	—	—	—	—	(316)
Distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,711)	—	(237,711)
Amortization of restricted common stock compensation	—	—	—	—	—	240	—	—	—	240
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	6,365	6,365

Balance, September 30, 2003	$—	127,500	$12,750	(8,683)	$(158,363)	$(70)	$37,650	$1,069,120	$32,912	$993,999

Balance, January 1, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963
Net income	—	—	—	—	—	—	—	44,564	—	44,564
Distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,540)	—	(237,540)
Amortization of restricted common stock compensation	—	—	—	—	—	34	—	—	—	34
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(8,180)	(8,180)

Balance, September 30, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$607,719	$477	$499,841

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$44,564	$17,356
Adjustments to reconcile net income to net cash expended by operating activities:
(Income) loss from subsidiary held for sale	(2,609)	9,957
Loss on sale of subsidiary	25,809	—
Realized gain on available-for-sale securities and private equity	(6,209)	(18,910)
Net holding gain on trading securities	(8,153)	(38,980)
Amortization of fixed income securities	3,071	1,741
Amortization of restricted common stock compensation	34	240
Other	607	88
Changes in assets and liabilities:
Reinsurance balances receivable	11,783	215,984
Losses and loss expenses recoverable	42,768	23,924
Funds withheld	228,122	88,778
Deferred acquisition costs	102	5,329
Unearned premiums ceded	—	1,856
Other assets	19,059	4,752
Accrued losses and loss expenses	(666,373)	(344,604)
Unearned premiums	(7,081)	(110,449)
Reinsurance balances payable	69,778	(176,595)
Accounts payable and other liabilities	(6,308)	13,716
Proceeds from sales of trading investments	150,018	—

Net cash flow expended by operating activities of continuing operations	(101,018)	(305,817)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	902,488	750,126
Purchase of available-for-sale investments	(483,988)	(633,804)
Proceeds from sale of private equity funds	20,659	—
Net movement in restricted cash and cash equivalents	35,903	185,331

Net cash flow generated by investing activities of continuing operations	475,062	301,653

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(316)
Repayment and repurchase of debt	—	(1,724)
Liquidating distributions	(534,464)	(237,711)

Net cash flow expended by financing activities of continuing operations	(534,464)	(239,751)

CASH FLOW FROM DISCONTINUED OPERATIONS
Distribution from subsidiary held for sale	6,971	—

Net decrease in cash and cash equivalents	(153,449)	(243,915)
Cash and cash equivalents:
Beginning of period	264,764	385,350

End of period	$111,315	$141,435

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$3,479
Interest	$—	$5,144

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

The decision to put the reinsurance operations into runoff has significantly changed the ongoing results of OPL’s operations and the associated cash flows and will continue to do so. There has been no new business written, therefore OPL will not generate any significant cash flow from premiums in the future. The commutation and novation of reinsurance programs has significantly accelerated loss payments and will continue to result in negative cash flows in the future. Nevertheless, OPL management believes that the Company’s current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

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

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46R requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. For the purposes of FIN 46R, OPL is a nonpublic entity and therefore FIN 46R is effective immediately for any interests in VIEs acquired after December 31, 2003 and effective January 1, 2005 for all VIEs acquired before December 31, 2003. OPL does not believe that it will have any VIE’s as of January 1, 2005 and therefore does not expect that implementation of FIN 46R will have any impact on our financial position, results of operations or financial reporting.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This new guidance for determining whether impairment is other-than-temporary was originally effective for the period beginning July 1, 2004. However, on September 30, 2004, the FASB issued FASB Staff Position EITF 03-1-1 delaying the effective date for the accounting and measurement provisions of EITF 03-1 until further clarification can be provided. Adoption of this standard is not anticipated to have a significant impact on our financial position, results of operations or financial reporting.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

3. SALE OF OVERSEAS PARTNERS US REINSURANCE COMPANY

In May 2004, the Company committed to offer for sale its wholly owned subsidiary, OPUS Re, and commenced a process to find a buyer. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), as of June 30, 2004 OPUS Re was classified as held for sale and the Company recorded a provision for loss on sale of $23.8 million at that time.

In July 2004 OPL and Odyssey Re Holdings Corp. (“OdysseyRe”) entered into a definitive stock purchase agreement, pursuant to which OdysseyRe will purchase 100% of the outstanding shares of OPUS Re. The completion of the transaction is subject to customary closing conditions. Regulatory approval was received in October 2004. OPL expects the closing of the transaction will occur during the fourth quarter of 2004. The purchase price is fixed at a maximum of $43.0 million and so the actual loss on sale will vary depending on the operating performance of OPUS Re through to the closing date.

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

Summary financial information about the Company’s discontinued operations is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
REVENUES
Premiums earned	$2,502	$12,103	$14,568	$51,874
Investment income	661	559	2,124	3,267

	$3,163	$12,662	$16,692	$55,141

NET INCOME (LOSS)
Income (loss) from subsidiary held for sale	$3,661	$(52)	$4,588	$(11,284)
Income taxes relating to subsidiary held for sale	(810)	430	(1,979)	1,327
Loss on sale of subsidiary	(1,979)	—	(25,809)	—

Net income (loss) from subsidiary held for sale	$872	$378	$(23,200)	$(9,957)

The major classes of assets and liabilities relating to OPUS Re were as follows:

(In thousands)	September 30, 2004	December 31, 2003
ASSETS
Cash and investments	$201,595	$218,884
Reinsurance balances receivable	2,870	13,730
Funds withheld	8,847	10,010
Other assets	4,396	12,917

Assets relating to subsidiary held for sale	217,708	255,541

LIABILITIES
Accrued losses and loss expenses	142,576	164,993
Unearned premiums	339	12,963
Reinsurance balances payable	5,676	1,718
Accounts payable and other accruals	1,237	2,481
Provision for loss on sale of subsidiary	25,675	—

Liabilities relating to subsidiary held for sale	175,503	182,155

Net assets relating to subsidiary held for sale	$42,205	$73,386

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

4. BUSINESS SEGMENTS

In the past, the Company’s operations have been conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and includes the runoff of accident & health, aviation, property, workers’ compensation and finite risk business. Real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (OPCC), a wholly-owned subsidiary of OPL. During the fourth quarter of 2003 the Company sold its final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business. On December 31, 2003 OPCC was dissolved and all remaining assets and liabilities distributed to OPL. There were no inter-segment revenues earned for the nine-month period ended September 30, 2003. Corporate expenses were allocated to segments based on estimated utilization for the nine-month periods ended September 30, 2004 and 2003.

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

Summary financial information about the Company’s segments is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2004	2003	2004	2003
REVENUES
Reinsurance:
Premiums earned	$5,833	$18,630	$9,712	$32,489
Commission and fee income	1,327	(410)	1,325	(165)
Investment income	11,584	12,934	27,955	77,118

	18,744	31,154	38,992	109,442

Real estate and leasing:
Finance lease	—	821	—	2,476
Investment income	—	1,608	—	4,748

	—	2,429	—	7,224

Consolidated	$18,744	$33,583	$38,992	$116,666

NET INCOME FROM CONTINUING OPERATIONS BEFORE TAXES
Reinsurance	$19,925	$(6,396)	$76,033	$43,215
Real estate and leasing	—	(77)	—	(439)
Other operating expenses	(2,865)	(12,312)	(8,453)	(17,640)

Consolidated	$17,060	$(18,785)	$67,580	$25,136

(In thousands)	September 30, 2004	December 31, 2003
ASSETS
Reinsurance
Cash and investments	$767,814	$1,525,914
Other	87,923	406,672
Assets relating to subsidiary held for sale	217,708	255,541

Consolidated	$1,073,445	$2,188,127

For the three- and nine-month periods ended September 30, 2004 and 2003 premiums earned were derived primarily from sources located in the United States. Before the Company disposed of its principal leasing and real estate assets, all of the Company’s revenues in that segment were generated in the United States.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

5. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the nine months ended September 30, 2004 and the year ended December 31, 2003.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the nine months ended September 30, 2004 and the year ended December 31, 2003.

3.	Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are limited by statutory regulations. The dividend restrictions are generally based on net investment income, statutory net income and on certain levels of policyholders’ surplus as determined under statutory accounting practices. The maximum amount of dividends out of unassigned surplus that may be paid by OPUS Re without prior approval of the Delaware Insurance Commissioner is limited to the greater of (i) 10% of OPUS Re’s surplus as regards policyholders as shown in the preceding year’s annual statement or (ii) net income, excluding realized capital gains, as shown in the preceding year’s annual statement. As such, the maximum allowable dividend payable by OPUS Re in 2004 would be $nil unless regulatory authority approval is obtained. On May 14, 2004 OPUS Re received approval from the Delaware Insurance Commissioner to permit the payment of a distribution of $7.0 million. This distribution was paid on June 11, 2004.

4.	OPUS Re is also subject to certain Risk-Based Capital (“RBC”) requirements as specified by the National Association of Insurance Commissioners. Under those requirements, the amount of capital and surplus maintained by an insurance company is to be determined based on the various risk factors related to it. If a company’s RBC is below a specified level, the company may be required to implement various corrective actions, and if RBC is less than other, lower levels, the company is subject to regulatory action, including voluntary or mandatory control by the insurance regulators of its state of domicile. At September 30, 2004 and December 31, 2003, OPUS Re’s RBC requirements exceeded the level at which any corrective action would be required.

5.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities, the risk of investment losses, ongoing operating expenses, and the availability of unrestricted liquid assets prior to making such distributions. On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share. This $296.9 million distribution was paid to shareowners on January 5, 2004. On August 4, 2004, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount was paid to shareowners on August 31, 2004.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

6.	CONTINGENCIES

On November 19, 1999 and January 27, 2000 OPL was named as a defendant in two class action lawsuits, filed on behalf of customers of UPS, in Montgomery County, Ohio Court and Butler County, Ohio Court, respectively. The lawsuits alleged, among other things, that UPS told its customers that they were purchasing insurance for coverage of loss or damage to goods shipped by UPS. The lawsuits further alleged that UPS wrongfully enriched itself with the monies paid by its customers to purchase such insurance. The November 19, 1999 and January 27, 2000 actions were removed to federal court and thereafter transferred to the United States District Court for the Southern District of New York (the “Court”) and consolidated in a multi-district litigation for pretrial discovery purposes with other actions asserting claims against UPS. Plaintiffs subsequently amended those claims against all defendants to join a Racketeer Influenced and Corrupt Organizations (“RICO”) claim as well. On August 7, 2000, the Company and its wholly owned subsidiary, OPCC, were added as defendants in a third class action lawsuit, also consolidated in the multi-district litigation, which alleged violations of United States antitrust laws, and state unfair trade practice and consumer protection laws. The allegations in the lawsuits were drawn from an opinion by the United States Tax Court that found that the insurance program, as offered through UPS, by domestic insurance companies, and ultimately reinsured by OPL, should not be recognized for federal income tax purposes. In June 2001, the Tax Court opinion was reversed by the United States Court of Appeals for the Eleventh Circuit.

The Company filed or joined in motions to dismiss all of the consolidated actions on a number of grounds, including that the antitrust claim failed to state a claim upon which relief can be granted, and that the remaining claims were preempted by federal law. In orders dated July 30, 2002, the Court granted in part and denied in part the motions to dismiss. Pursuant to the Court’s orders, the claims remaining against the Company were RICO, antitrust, and common law interference with contract claims. On November 8, 2002, the parties presented to the Court a stipulation and proposed order certifying a nationwide class with respect to certain of the claims brought by the plaintiffs, including the RICO and interference with contract claims against the Company. The Court approved the stipulation and proposed order. The stipulation did not certify the antitrust claims brought against the Company.

During October 2003 the parties reached a tentative settlement with respect to all claims brought by the various plaintiffs. The settlement agreement was executed on December 31, 2003 and on July 30, 2004 the Court approved the settlement. The final judgment and order approving the settlement and dismissing the claims with prejudice was entered on August 6, 2004 and the settlement was deemed effective on September 8, 2004. During September 2004 the Company paid $10 million in connection with the settlement. This amount was accrued in the financial statements during the year ended December 31, 2003.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three and nine months ended September 30, 2004 and 2003. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. Due to the pending sale of OPUS Re, and in accordance with SFAS 144, the reinsurance segment results have been restated for all periods presented to exclude the results of OPUS Re’s operations. Due to the runoff status of the Company, our results are likely to vary significantly from period to period. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

RESULTS OF OPERATIONS

Runoff Activities for the nine months ended September 30, 2004

The results for the nine months ended September 30, 2004 reflect a number of significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Commuted or otherwise settled a number of reinsurance contracts, contributing to a reduction in reinsurance liabilities of approximately $600 million and generating net income of approximately $57 million as a result of savings compared to carried reserves. The commutations also reduce our exposure to future adverse claims experience while also releasing capital for distribution to shareowners;

•	Commuted a portion of our aviation excess of loss reinsurance protection, resulting in the collection of approximately $34 million of losses and loss expenses recoverable, after allowing the reinsurers a discount of $7.9 million for early settlement. In addition to the positive cash flow, the commutations eliminated the credit risk associated with such receivables and thereby allowed us to reduce our provision for bad debts by $4 million;

•	Entered into a definitive stock purchase agreement to sell OPUS Re for cash proceeds of $43 million. We expect the closing of the transaction to occur during the fourth quarter of 2004. Although the sale is expected to generate a loss of approximately $25.8 million (of which $23.8 million was recorded as a provision for loss on sale as of June 30, 2004), it will eliminate the risk of adverse claims experience on accrued losses and loss expense reserves of approximately $143 million, save ongoing costs associated with the run off and also enable additional capital to be released for distribution to shareowners;

•	Completed the sale of our investments in four private equity funds for a gain on sale of $3.7 million. The sale generated net cash proceeds of approximately $30.4 million (of which approximately $9.8 million has been received in the fourth quarter of 2004), and also eliminated the Company’s future capital commitments of approximately $37 million;

•	Sold its 22% investment in a Florida based workers’ compensation insurance company for $5 million, equal to the carrying value of the investment.

Three Months Ended September 30, 2004 and 2003

Summary of results:

	Three months ended September 30,
(In thousands except for per share amounts)	2004	2003
NET INCOME BEFORE TAXES
Reinsurance segment	$19,925	$(6,396)
Real estate and leasing segment	—	(77)
Other operating expenses	(2,865)	(12,312)

Net income (loss) before taxes from continuing operations	17,060	(18,785)
Income taxes	—	3,091

Net income (loss) from continuing operations	17,060	(15,694)

Net income from subsidiary held for sale	872	378

Net income (loss)	$17,932	$(15,316)

Basic and diluted net income (loss) per share	$0.15	$(0.13)

The reinsurance segment generated $19.9 million of net income for the three months ended September 30, 2004 due to investment income of $11.0 million and net underwriting income of $8.9 million. A more detailed discussion of such results is set out in the Reinsurance Segment section below.

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business.

Other operating expenses for both the three months ended September 30, 2004 and September 30, 2003 consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent. For the three months ended September 30, 2003 those expenses also include settlement costs of $10 million to settle the class action lawsuit as discussed in Note 6 to the Unaudited Consolidated Financial Statements.

During the three months ended June 30, 2004 we classified the operations of OPUS Re as held for sale and subsequently entered into a definitive stock purchase agreement, pursuant to which OdysseyRe agreed to purchase OPUS Re. The completion of the transaction is subject to customary closing conditions. Regulatory approval was received in October 2004. We have recorded a loss of approximately $25.8 million, of which $23.8 million was provided for as of June 30, 2004. The purchase price is fixed at $43 million and so the actual loss on sale will vary depending upon the operating performance of OPUS Re through to the closing date, which we expect to occur during the fourth quarter of 2004.

For the three months ended September 30, 2004 we recorded net income from subsidiary held for sale of $0.9 million, which reflected OPUS Re’s operating income of $3.7 million, an associated tax charge of $0.8 million and an increase in the loss on sale of $2.0 million. The operating income for 2004 reflects a reduction in accrued losses and loss expenses following the results of a recent independent actuarial evaluation and strong investment performance.

Basic and diluted net income per share was $0.15 for the three months ended September 30, 2004. For the same period in 2003 basic and diluted net loss per share was $0.13.

Reinsurance Segment:

	Three months ended September 30,
(In thousands)	2004	2003
Gross premiums written	$631	$(63,580)
Premiums ceded	4,808	(22)

Net premiums written	5,439	(63,602)
Change in unearned premiums	394	82,232

Premiums earned	5,833	18,630
Commission and fee income	1,327	(410)

	7,160	18,220

Losses and loss expenses	4,987	(35,382)
Commissions, taxes and other expenses	(3,230)	(1,192)

	1,757	(36,574)

Underwriting income (loss)	8,917	(18,354)

Investment income, net of expenses	11,008	11,958

Reinsurance income (loss)	$19,925	$(6,396)

Underwriting

As a result of the reinsurance operations of the Company being in runoff, premiums written, ceded and earned are expected to be minimal. However, during the three months ended September 30, 2003 there were negative gross written premiums of $63.6 million. This was primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned, partially offset by increased premium estimates on other contracts. For the three months ended September 30, 2004 the Company recorded negative premiums ceded of $4.8 million, primarily due to the reversal of a second quarter 2004 provision for estimated adjustment premiums due on the Company’s aviation excess of loss reinsurance program. The reversal reflects additional information provided by third parties during the current quarter.

For the three months ended September 30, 2004, the Company generated net underwriting income of $8.9 million, primarily due to the net effect of:

•	A reduction in the provision for bad debts of $4 million;

•	The $4.8 million adjustment to premiums ceded discussed above;

•	Fee income of $1.3 million relating to the margin earned on a finite risk reinsurance contract;

•	Loss adjustment expenses of $2.2 million, consisting largely of letter of credit fees and internal costs of runoff.

For the three months ended September 30, 2003 we experienced a net underwriting loss of $18.4 million. This underwriting loss was primarily due to an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. Both workers’ compensation programs were commuted during 2004. The loss was also due to loss adjustment expenses of $2.1 million, comprising largely legal fees, letter of credit fees and internal costs of runoff.

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

Reinsurance Investment Income

	Three months ended September 30, 2004			Three months ended September 30, 2003
(In thousands)	Income (Loss)	Other Comprehensive Income (Loss)	Total Return	Income (Loss)	Other Comprehensive Income (Loss)	Total Return
Equities
Available-for-sale	$(355)	$(390)	$(745)	$336	$2,166	$2,502
Trading	5,284	—	5,284	7,606	—	7,606
Debt securities	2,758	1,667	4,425	6,150	(2,054)	4,096
Other	3,897	—	3,897	(1,158)	27	(1,131)
Expenses	(576)	—	(576)	(976)	—	(976)

	$11,008	$1,277	$12,285	$11,958	$139	$12,097

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

Our reinsurance portfolio generated a return of $12.3 million for the three months ended September 30, 2004 compared to a total return of $12.1 million for the three months ended September 30, 2003. The increased return in 2004 was primarily due to the net effect of:

•	Our available-for-sale investment in a Bermuda based life reinsurer generating a negative return of $0.7 million for the three months ended September 30, 2004 compared to a negative return of $0.2 million for the three months ended September 30, 2003. During the three months ended September 30, 2004 we recorded a write down in the cost basis of this investment of $0.4 million as the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there was no sale of the security;

•	Our trading equities generating a return of $5.3 million for the three months ended September 30, 2004 compared to a return of $7.6 million for the three months ended September 30, 2003. Our trading equities are investments in a multi-manager fund that follows a combination of fixed income strategies.

•	Our debt securities generated a return of $4.4 million for the three months ended September 30, 2004 compared to a return of $4.1 million for the three months ended September 30, 2003.

•	Our completion of the sale of our investments in four private equity funds that realized a $3.7 million gain during the three months ended September 30, 2004.

Investment expenses for the three months ended September 30, 2004 decreased to $0.6 million from $1.0 million for the three months ended September 30, 2003, partially due to reduction in assets invested. Investment expenses for the three months ended September 30, 2003 included management fees relating to our investment in private equity funds.

Nine Months Ended September 30, 2004 and 2003

Summary of results:

	Nine months ended September 30,
(In thousands except for per share amounts)	2004	2003
NET INCOME BEFORE TAXES
Reinsurance segment	$76,033	$43,215
Real estate and leasing segment	—	(439)
Other operating expenses	(8,453)	(17,640)

Net income before taxes from continuing operations	67,580	25,136
Income taxes	184	2,177

Net income from continuing operations	67,764	27,313

Net loss from subsidiary held for sale	(23,200)	(9,957)

Net income	$44,564	$17,356

Basic and diluted net income per share	$0.38	$0.15

The Company’s reinsurance segment generated $76.0 million of net income for the nine months ended September 30, 2004 primarily due to net savings of approximately $48 million generated through commutations and $26.3 million of reinsurance investment income, partially offset by the internal costs of runoff. For the nine months ended September 30, 2003 the reinsurance segment generated $43.2 million of net income, primarily due to $72.7 million of reinsurance investment income, which was partially offset by an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs and also by legal expenses and the internal costs of runoff. A more detailed discussion of such results is set out in the Reinsurance Segment section below.

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business.

Other operating expenses decreased to $8.5 million for the nine months ended September 30, 2004 from $17.6 million for the nine months ended September 30, 2003. The operating expenses consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent. The expenses for the nine months ended September 30, 2003 also included the class action lawsuit settlement costs of $10 million.

During the nine months ended September 30, 2004 OPL has classified the operations of OPUS Re as held for sale. For the nine months ended September 30, 2004 we recorded a net loss of $23.2 million from subsidiary held for sale, including OPUS Re’s operating income of $4.6 million, a tax charge of $2.0 million primarily due to a valuation allowance against deferred tax assets, and the loss on sale of $25.8 million. For the nine months ended September 30, 2003 OPUS Re generated a loss of $10.0 million primarily due to an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses and future lease costs of $2.5 million relating to OPUS Re’s Philadelphia office space.

Basic and diluted net income per share was $0.38 for the nine months ended September 30, 2004 consisting of $0.57 per share of income from continuing operations offset by a loss of $0.20 per share from the discontinued operations of OPUS Re. For the same period in 2003 basic and diluted net income per share was $0.15 consisting of $0.23 per share of income from continuing operations offset by a loss of $0.08 per share from discontinued operations.

Reinsurance Segment:

	Nine months ended September 30,
(In thousands)	2004	2003
Gross premiums written	$3,928	$(73,528)
Premiums ceded	487	(355)

Net premiums written	4,415	(73,883)
Change in unearned premiums	5,297	106,372

Premiums earned	9,712	32,489
Commission and fee income	1,325	(165)

	11,037	32,324

Losses and loss expenses	48,391	(48,739)
Commissions, taxes and underwriting expenses	(9,728)	(13,094)

	38,663	(61,833)

Underwriting income (loss)	49,700	(29,509)

Investment income, net of expenses	26,333	72,724

Reinsurance income	$76,033	$43,215

Underwriting

Gross premiums written for the nine months ended September 30, 2004 of $3.9 million were due to changes in the estimates of ultimate written premium while the gross premiums written for the nine months ended September 30, 2003 of negative $73.5 million were primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned.

Premiums earned for the nine months ended September 30, 2004 decreased to $9.7 million compared to $32.5 million for the nine months ended September 30, 2003. This decrease is a result of the runoff of the reinsurance operations of the Company. Premiums earned will continue to decrease in future periods.

For the nine months ended September 30, 2004 we generated net underwriting income of $49.7 million, which is primarily due to net savings of approximately $48 million generated through commutations of both our assumed loss reserves and portions of our aviation excess of loss reinsurance protection. The commutations included a workers’ compensation contract, with recorded loss reserves of approximately $198 million, where reinsurance had been provided to a reinsurer that had commenced arbitration to rescind its own reinsurance contract with the primary carrier. The commutation resulted in savings compared to booked reserves and eliminated the risk of further losses that may have arisen from an unfavorable arbitration decision in the underlying contract. The commutation savings were partially offset by loss adjustment expenses of $6.8 million, consisting largely of legal fees, letter of credit fees and internal costs of runoff.

For the nine months ended September 30, 2003 we experienced a net underwriting loss of $29.5 million. This underwriting loss was primarily due to an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. Both workers’ compensation programs were commuted during 2004. The loss was also due to loss adjustment expenses, comprised largely of legal fees, letter of credit fees and internal costs of runoff amounting to $8.9 million for the nine months ending September 30, 2003.

Reinsurance Investment Income

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
(In thousands)	Income	Other Comprehensive Loss	Total Return	Income	Other Comprehensive Income (Loss)	Total Return
Equities
Available-for-sale	$(348)	$(1,383)	$(1,731)	$20,361	$5,293	$25,654
Trading	10,982	—	10,982	42,505	—	42,505
Debt securities	12,950	(6,474)	6,476	14,496	1,793	16,289
Other	4,371	—	4,371	(243)	(79)	(322)
Expenses	(1,622)	—	(1,622)	(4,395)	—	(4,395)

	$26,333	$(7,857)	$18,476	$72,724	$7,007	$79,731

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

Our reinsurance portfolio generated a total return of $18.5 million for the nine months ended September 30, 2004 compared to a total return of $79.7 million for the nine months ended September 30, 2003. The comparative performance was primarily due to the net effect of:

•	Our available-for-sale S&P 500 equity portfolio was sold during 2003 in line with our strategy of reducing our exposure to equity price risk due to the runoff of our reinsurance operations, generating a gain of $24.9 million for the nine months ended September 30, 2003;

•	Our available-for-sale investment in a Bermuda based life reinsurer generating a negative return of $1.7 million for the nine months ended September 30, 2004 compared to a negative return of $2.1 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004 we recorded a write down in the cost basis of this investment of $0.4 million as the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there was no sale of the security;

•	Our trading equities generating a positive return of $11.0 million for the nine months ended September 30, 2004 compared to a positive return of $42.5 million for the nine months ended September 30, 2003. Our trading equities are investments in a multi-manager fund that follows a combination of fixed income strategies. The fund earned 2.3% for the nine months ended September 30, 2004 compared with earning 8.4% for the nine months ended September 30, 2003. The variance was primarily due to the fund’s high-yield bond portfolio and convertible securities components returning respectively 6.1% and 0.8% during the nine months ended September 30, 2004 compared to 14.3% and 13.8% for the same period in 2003;

•	A downturn in the U.S. fixed income markets such that our debt securities generated a return of $6.5 million for the nine months ended September 30, 2004 compared to a return of $16.3 million for the nine months ended September 30, 2003;

•	Our completion of the sale of our investments in four private equity funds that realized a $3.7 million gain during the three months ended September 30, 2004;

•	A reduction in investment balances of approximately $570 million during the nine months ended September 30, 2004 due to net investment sales in order to fund commutations, novations and distributions to shareowners.

Investment expenses for the nine months ended September 30, 2004 decreased to $1.6 million from $4.4 million for the nine months ended September 30, 2003. This was partially due to a reduction in assets invested although investment expenses for the nine months ended September 30, 2003 included the write-off of previously capitalized management fees relating to our investment in private equity funds, reflecting an impairment in the carrying value of the funds.

Liquidity and Capital Resources

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations. Prior to going into runoff, our reinsurance operations had historically provided significant liquidity in that premiums were received in advance, generally substantially in advance, of the time claims were paid. However, since placing our reinsurance operations into runoff, claim payments have significantly exceeded premium receipts and this is likely to continue in future periods. The Company will continue to accelerate loss payments through commutations and novations of the remaining reinsurance contracts and this will result in continued negative cash flow. There is significant uncertainty regarding the timing of cash payments due to the uncertain number and timing of commutations and novations. Without the completion of commutations and novations, loss payments could continue for the next twenty years.

In the normal course of reinsurance business, OPL’s bankers have issued letters of credit totaling $100.6 million as of September 30, 2004 to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At September 30, 2004 the Company had $143.2 million of cash and investments collateralizing our $126.1 million letter of credit facilities. As of December 31, 2003 the Company had $448.2 million of cash and investments collateralizing our letter of credit facilities of $441.3 million and the Company’s bankers had issued letters of credit of $261.0 million. The reduction in letters of credit issued and the letter of credit facility reflects the commutations and novations completed during the nine months ended September 30, 2004.

At September 30, 2004 the reinsurance segment had $768 million of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. Further we expect that the amount of required collateral for our letter of credit facilities will decrease commensurate with the payment of our accrued loss and loss expense liabilities. OPL’s letter of credit facilities expire on December 31, 2004. However, OPL expects to be able to meet its collateral obligations through establishment of trust accounts or deposits with the reinsureds.

Following the Board of Directors, February 13, 2002, announcement of its decision to restructure OPL and cause its operations to begin an orderly runoff, the Company is seeking to provide shareowners with both near term and longer-term liquidity. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return share capital to shareowners. As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. Dividend payments by OPL’s United States based reinsurance subsidiary OPUS Re are also limited by applicable law, and OPUS Re requires regulatory approval to pay a dividend. See Note 5 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions.

As discussed in Note 3 to the Unaudited Consolidated Financial Statements, OPL has entered into a definitive stock purchase agreement to sell OPUS Re. The completion of the transaction is subject to customary closing conditions, including the receipt of regulatory approvals, which were obtained in October 2004. OPL expects the closing of the transaction will occur during the fourth quarter of 2004. OPL received a $7 million pre-closing distribution from OPUS Re in June 2004 and will receive additional proceeds of approximately $43 million, before deducting transaction costs, when the transaction closes. Total proceeds of approximately $50 million will become available for distribution to OPL’s shareowners if approved by the Bermuda Monetary Authority.

On November 25, 2003 OPL received approval from the Bermuda Monetary Authority to permit the payment of a distribution to shareowners of $2.50 per share or $296.9 million. This distribution was paid to shareowners on January 5, 2004. On August 4, 2004, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount was paid to shareowners on August 31, 2004.

Cash and cash equivalents decreased due to the following:

	Nine months ended September 30,
(In thousands)	2004	2003
CASH FLOWS
Operating activities	$(101,018)	$(305,817)
Investing activities	475,062	301,653
Financing activities	(534,464)	(239,751)
Distribution from subsidiary held for sale	6,971	—

Net decrease in cash and cash equivalents	$(153,449)	$(243,915)

Operating activities

Since OPL’s reinsurance operations went into runoff in February 2002, no new reinsurance contracts have been, or will be, written and there has therefore been a significant reduction in the cash generated from reinsurance operations. Claim payments have exceeded premium receipts and this is likely to continue in future periods. The Company will continue to accelerate loss payments through commutations and novations of the remaining reinsurance contracts and this will further increase the negative cash flow.

During the nine months ended September 30, 2004, funds withheld, accrued losses and loss expenses and reinsurance balances receivable decreased by $228.1 million, $666.4 and $11.8 million respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Reinsurance underwriting operations used $271.8 million for the nine months ended September 30, 2004 compared to using $310.8 million for the nine months ended September 30, 2003. These cash outflows were primarily due to commutation and novation payments.

During the nine months ended September 30, 2004 we received tax refunds of $19.5 million relating to our real estate operations. Real estate operations used $5.7 million for the nine months ended September 30, 2003. The net cash outflow was primarily due to payments of tax and interest payments on the debt that was subsequently repurchased in October 2003.

We received $19.7 million of interest and dividends during the nine months ended September 30, 2004 and $18.0 million for the nine months ended September 30, 2003.

During the nine months ended September 30, 2004 we used $18.4 million for the payment of other operating expenses compared to using $7.6 million for the nine months ended September 30, 2003. The increase was primarily due to the payment of $10 million as final settlement of the class action lawsuit.

During the nine months ended September 30, 2004 we generated $150 million through the sale of part of our investment in the Oxford Strategic Income Fund in order to partially fund our distribution to shareowners. We expect to sell our remaining investment in the fund of approximately $330 million during the fourth quarter of 2004 in order to fund our cash flow requirements.

Investing activities

Following our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, we have been reducing the duration of our investment portfolio and increasing our short-term investment positions to ensure that we will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in bond markets.

During the nine months ended September 30, 2004, we purchased $484.0 million and sold $902.5 million of available-for-sale investments compared to $633.8 million and $750.1 million, respectively, for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, sales from our available-for-sale investment portfolios exceeded purchases by $418.5 million. This was in order to fund the Company’s distributions to shareowners and commutation and novation payments.

During the nine months ended September 30, 2004, we received proceeds of $20.7 million from the sale of our investments in private equity funds. A further $9.8 million has been received in the fourth quarter of 2004.

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

On August 4, 2004, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount was paid to shareowners on August 31, 2004. The timing and amount of any further distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

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

Following the terrorist attacks of September 11, 2001 OPL’s management conducted a thorough review of the claims paying ability of the Company’s reinsurers and subsequently made a provision for non-collectable reinsurance receivables of $10 million. During the three months ended September 30, 2004 OPL’s management reduced the provision by $4 million to reflect the reduced credit risk following the collection of approximately $34 million of losses and loss expenses recoverable due on our aviation excess of loss reinsurance protection.

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

Item 4. Controls and Procedures

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President & Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the reserving process, including the potential for increases in the reserves for accrued losses and loss expenses of OPUS Re prior to completion of the proposed sale;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including a residual value reinsurance program where the Company is exposed to losses until 2013 and has a maximum exposure of $200 million;

•	Our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Loss of the services of any of the Company’s remaining executive officers or other key employees. All of the Company’s officers and employees have employment contracts that expire on March 31, 2005;

•	Uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions);

•	Losses due to interest rate fluctuations;

•	Losses arising from the sale of any of our reinsurance subsidiaries, including the potential for further losses from OPUS Re in the event that the proposed sale is not completed;

•	Volatility in U.S. financial markets which could affect our investment portfolio;

•	Adverse outcomes from any current, pending or future state or federal tax audits; and

•	The resolution of other pending litigation.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Condensed Notes to the Unaudited Consolidated Financial Statements for discussions of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of Shareowners of Overseas Partners Ltd. (the “Company”) was held on August 4, 2004 in Hamilton, Bermuda. The notice of the Annual General Meeting and Proxy Statement were mailed on or about July 1, 2004 to shareowners of record as of May 31, 2004.

At the Annual Meeting, each of the directors nominated by the Board for election, Messrs. Bridges, Clanin, Cloutier, Davis, Pyne and Rance were elected to one (1) year terms by the shareowners.

	SHARES VOTED FOR	SHARES VOTED AGAINST	SHARES ABSTAINED	TOTAL SHARES VOTED
Mark R. Bridges	105,300,667	349,450	330,687	105,980,804
Robert J. Clanin	105,218,373	431,744	330,687	105,980,804
Mark B. Cloutier	105,307,424	342,693	330,687	105,980,804
D. Scott Davis	105,300,549	349,568	330,687	105,980,804
Joseph M. Pyne	105,272,944	377,173	330,687	105,980,804
Cyril E. Rance	105,286,467	363,650	330,687	105,980,804

The appointment of Deloitte & Touche, Chartered Accountants, as independent auditors of the Company for the year ended December 31, 2004 was approved by a vote of 105,543,015 for, 352,554 against and 85,235 abstaining.

The minutes of the annual general meeting of shareowners of the Company held on August 6, 2003 were approved by a vote of 105,980,804 for and nil against.

The audited financial statements of the Company for the year-ended December 31, 2003, and the report of the Auditors thereon, were approved by a vote of 105,980,804 for and nil against.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges
President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming
Chief Accounting Officer