Form 10-K
period 2004-12-31
OVERSEAS PARTNERS LTD
filed 2005-03-11
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004;

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on a price per share of $6.06, the price per share as of June 30, 2004, at which the Registrant has rights of first refusal for the purchase of its shares offered for sale by shareowners, was $719,745,267.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2005 was 118,769,846.

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

The following table provides financial highlights of OPL, broken down by business segments. More information concerning identifiable segment assets, revenues and net income for the years ended December 31, 2004, 2003 and 2002 can be found in Note 10 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

(in thousands U.S.$)	2004	2003	2002
Reinsurance:
Revenue	$46,411	$166,216	$64,298
Net reinsurance income (loss)	$94,577	$91,243	$(253,913)
Assets	$754,037	$2,188,127	$3,171,741

Real estate and leasing:
Revenue	$—	$18,502	$272,516
Net real estate and leasing (loss) income	$—	$(25,418)	$103,315
Assets	$—	$—	$186,680

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

On November 15, 2004, the Company sold its wholly owned subsidiary, Overseas Partners US Reinsurance Company (“OPUS Re”), to Odyssey Re Holdings Corp. (“OdysseyRe”) for $43 million. OPUS Re is a property & casualty reinsurer, based in Philadelphia, and was acquired by OPL in October 2000. OPUS Re discontinued writing new business in the second quarter of 2002.

Prior to February 13, 2002, OPL and its wholly owned subsidiaries OPRe, OPUS Re and OPCat, underwrote reinsurance on a treaty and facultative basis for insurance and reinsurance companies in the United States and selected international markets. We received underwriting submissions for new and renewal business from independent brokers and ceding reinsurance companies located in the United States and internationally. Our underwriting teams built relationships with key brokers and cedants by explaining their underwriting approach and demonstrating responsiveness to customer needs.

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

To mitigate these risks, we focused on those ceding companies that we believed effectively managed the underwriting process through proper analysis and pricing of underlying risks and whose underwriting guidelines and performance were compatible with our profitability objectives. We reviewed treaties for compliance with our general underwriting standards and evaluated certain larger treaties in part based upon actuarial analyses conducted by the Company and/or independent consulting actuaries. The actuarial models used in such analyses were tailored in each case to the exposures and experience underlying the specific treaty and the loss experience for the risks covered by such treaties. When appropriate we conducted underwriting audits at the offices of ceding companies to ensure that the ceding companies operated within their guidelines. Underwriting audits focused on the quality of the underwriting staff, the selection and pricing of risks and the capability of monitoring price levels over time. We also perform claims audits, when appropriate, in order to evaluate the client’s claims handling abilities and practices. We have continued to perform these claim audits as the Company’s operations run off.

For both treaty and facultative business, we also considered factors such as cash flows, return on risk capital invested, the establishment of long-term ceding company and broker relationships, new product or innovative offerings, market conditions, potential partnerships with market leaders and diversification.

Our reinsurance contracts sometimes included sliding scale and profit commission features to motivate the ceding companies to maintain disciplined underwriting standards. Depending on the risk, we sometimes also worked with the ceding companies to purchase common account reinsurance protection to further reduce exposure to large individual claims or an accumulation of claims. We also purchased several layers of excess of loss protection for our aviation and property books of business and entered into a quota share retrocession of our property catastrophe business. Reinsurance premiums ceded by the Company totaled $(0.5) million, $3.0 million and $77.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of the reinsurance premiums ceded by the Company in 2002 $77.4 million was for property catastrophe premiums ceded to Renaissance Reinsurance Ltd. including $50.9 million as a result of a 100% quota share of the in-force property catastrophe business that became effective on February 15, 2002.

Runoff

Despite the decision to restructure OPL and cause its operations to go into runoff, OPL’s reinsurance operations are still exposed to new losses on unexpired policies and to adverse development on prior year accrued loss and loss expense reserves. Some of these policies do not expire for several years and include a residual value reinsurance program where the Company is exposed to losses until 2013 arising from potential lease income shortfalls on a portfolio of aircraft. During the runoff we will continue to pay losses as they fall due and collect outstanding receivables. OPL will distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. In order to accelerate the distribution of equity to shareowners we will attempt to commute or novate our remaining reinsurance contracts as this reduction in exposure will also reduce the amount of capital we are required to hold to satisfy regulatory requirements.

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

The Company’s gross liability for accrued losses and loss expenses, which provides for estimated future payments arising from prior reinsurance transactions, amounted to approximately $188.2 million and $913.7 million at December 31, 2004 and 2003, respectively. The reserve for accrued losses and loss expenses includes an estimate of outstanding losses and an estimate for losses incurred but not reported (“IBNR”). Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The estimate for IBNR reflects management’s best estimates based on the recommendations of an independent actuary using common actuarial techniques that project ultimate losses from the past loss experience of the Company and relevant industry data. Accrued losses and loss expenses are carried at the full amount estimated for ultimate expected liabilities, without any discount to reflect the time value of money. This is in accordance with generally accepted accounting principles and the Securities and Exchange Commission’s regulations.

Paid losses recoverable from reinsurers were $21.4 million and $26.3 million as of December 31, 2004 and 2003, respectively. Unpaid losses recoverable from reinsurers were $24.6 million and $63.6 million as of December 31, 2004 and 2003, respectively. OPL remains liable with respect to reinsurance ceded in the event that the reinsurer is unable to meet its obligations. The senior management of OPL re-evaluates the financial condition of reinsurers at least annually and establishes provisions for unrecoverable amounts as necessary. At December 31, 2004 the Company had established a provision of $6 million for unrecoverable amounts.

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

The “Analysis of Losses and Loss Expenses Development” shown below presents the subsequent development of the estimated year-end liability for accrued losses and loss expenses, (net of unpaid losses recoverable from reinsurers), at the end of each of the years in the ten year period ended December 31, 2004. The top line of the table shows the estimated liability for unpaid losses and loss expenses, (net of unpaid losses recoverable from reinsurers), recorded at the balance sheet date for each of the indicated periods. This net liability represents the estimated amount of losses and loss expenses for claims arising from all prior years’ policies and agreements that were unpaid at the balance sheet date. The upper portion of the table shows the re-estimated amount of the previously recorded net liability as of the end of each succeeding year. This estimate changes as more information becomes known about the frequency and severity of claims for individual years. The “Cumulative (Redundancy) / Deficiency” line represents the aggregate change in the estimates over all prior years. The lower portion of the table presents the amounts paid as of subsequent periods on those claims for which reserves were carried as of each balance sheet date. Conditions and trends that have affected development of the liabilities in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on the tables below.

Analysis of Losses and Loss Expenses Development

	Years ended December 31
As at December 31, (In thousands U.S.$)	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoveries	219,311	214,207	265,166	338,425	461,891	957,161	1,374,123	1,607,199	1,257,498	850,113	163,534

Liability Re-estimated as of:
1 year later	224,149	216,581	278,328	332,893	588,585	1,261,420	1,408,621	1,622,964	1,271,317	786,433
2 years later	224,861	216,581	271,061	309,921	693,914	1,317,873	1,438,180	1,625,940	1,208,707
3 years later	224,861	211,404	245,962	322,253	726,635	1,334,010	1,479,891	1,572,291
4 years later	223,162	187,978	247,106	336,623	734,691	1,363,614	1,426,915
5 years later	201,409	187,978	253,252	340,853	744,655	1,332,885
6 years later	201,409	193,470	258,872	351,196	733,566
7 years later	206,339	199,368	267,899	351,483
8 years later	211,464	207,522	267,899
9 years later	218,671	207,522
10 years later	218,671
Cumulative (Redundancy)/Deficiency	(640)	(6,685)	2,733	13,058	271,675	375,724	52,792	(34,908)	(48,791)	(63,680)	—

Cumulative paid losses, net of reinsurance recoveries, as of:
1 year later	75,836	94,811	130,802	139,219	146,565	331,474	369,867	463,013	451,926	624,039
2 years later	135,631	133,078	177,156	213,046	321,574	669,233	820,581	864,254	1,051,572
3 years later	164,616	153,978	202,130	253,791	467,415	939,441	1,171,137	1,428,217
4 years later	179,612	166,011	218,924	267,297	584,088	1,142,097	1,348,340
5 years later	188,489	173,194	228,564	289,414	671,592	1,279,993
6 years later	193,323	180,757	242,937	313,764	718,348
7 years later	199,474	187,012	260,831	351,183
8 years later	204,006	203,165	267,899
9 years later	215,561	207,522
10 years later	218,671

Reconciliation of Unpaid Losses and Loss Expenses

The following table presents an analysis of paid and unpaid losses and loss expenses and a reconciliation of beginning and ending unpaid losses and loss expenses for the years indicated:

(In thousands U.S.$)	2004	2003	2002
Gross balance as of January 1,	$913,711	$1,370,110	$1,798,044
Less reinsurance recoverable	(63,598)	(112,612)	(190,845)

Net balance as of January 1,	850,113	1,257,498	1,607,199

Incurred related to:
Current year	2,128	37,760	216,802
Prior years	(63,680)	13,819	15,765

Total incurred	(61,552)	51,579	232,567

Paid related to:
Current year	(988)	(7,038)	(85,675)
Prior years	(624,039)	(451,926)	(463,013)

Total paid	(625,027)	(458,964)	(548,688)

Transfer of loss reserves on sale of OP Cat	—	—	(33,580)

Net balance as of December 31,	163,534	850,113	1,257,498
Plus reinsurance recoverable	24,621	63,598	112,612

Gross balance as of December 31,	$188,155	$913,711	$1,370,110

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

Prior to 1999 the Company had not experienced any significant adverse loss development, primarily as a result of the stability of the shipper’s risk results and the recentness of the Company’s expansion into other lines of business. However, in the third and fourth quarters of 1999 the Company recorded adverse development of $127 million relating primarily to two programs written in 1998. We also made significant reserve strengthening adjustments in the second quarter of 2000 relating primarily to accident & health, aviation, multi-line, marine and property programs written during the period from 1997 to 1999. The reserve increases in 2001 related mainly to adverse loss development on the discontinued reinsurance of the workers’ compensation risks of a UPS subsidiary in the State of California and on discontinued auto and property programs. This was partially offset by a $20.8 million decrease in the provision for losses and loss adjustment expenses relating to our property catastrophe business.

The 2002 prior years reserve increases of $15.8 million related to an increase in estimated ultimate losses on a number of programs, primarily a marine contract and two multi-year contracts in our property and accident & health lines of business, respectively. These contracts have now been commuted.

The 2003 prior years reserve increases related primarily to an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. These contracts were subsequently commuted in 2004.

The 2004 prior years reserve decrease was primarily as a result of the settlement of liabilities through commutations and novations at amounts less than carried loss reserves and a reduction in the provision for non-collectible reinsurance of $4 million. The commutations included a workers’ compensation contract, with recorded loss reserves of approximately $198 million, where reinsurance had been provided to a reinsurer that had commenced arbitration to rescind its own reinsurance contract with the primary carrier. The commutation allowed the Company to generate savings compared to carried reserves and eliminated the risk of further losses that may have arisen from an unfavorable arbitration decision in the underlying contract.

Although it is still possible that the Company may experience adverse loss development, these commutations and novations have significantly reduced that risk. However, it is also extremely unlikely that there will be further reserve redundancies of the magnitude experienced in 2004.

Additional information on these matters is included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Investments

The Company maintains portfolios of highly liquid investments and cash to support its reserves for accrued losses and loss expenses and unearned premiums as well as its capital requirements. The fair value of such cash and investments was approximately $669 million at December 31, 2004.

For accounting purposes we classify our investments as either trading or available-for-sale; however, we manage the Company’s cash and investments in total and make asset allocation decisions primarily on a consolidated basis but with due regard to the individual needs and regulatory requirements of each subsidiary.

Following our decision to enter runoff our risk tolerance decreased and our investment objective has been and will continue to be focused on capital preservation and short- to medium-term liquidity, as opposed to long-term return. The Company’s strategy of accelerating loss payments through commutations and novations of the remaining reinsurance contracts will result in continued negative cash flow. Consequently, we have reduced the duration of our investment portfolio and increased our cash and short-term investment positions to ensure that we will have sufficient cash available to fund our loss payment obligations, fund permitted distributions to shareowners and to mitigate our exposure to investment losses in the event of interest rate increases.

Despite these actions, there may still be periods in which the Company records an investment loss as a result of the volatility in worldwide bond markets. We will continue to review our asset allocation as our runoff progresses.

Further information concerning the Company’s investment portfolio, including a discussion of the significant market risk associated with the portfolio, can be found in “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” and Note 4 to the Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data”.

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

The minimum paid up share capital to be maintained by OPL under Bermuda insurance law and regulations is $370,000, while OPRe and OPAL each require $120,000. In addition, OPL and OPRe are individually required to maintain a minimum solvency margin at least equal to the greater of: (i) $1.0 million or (ii) the aggregate of 20% of the first $6 million of net premium income from general business and 15% of the amount by which net premium income exceeds $6 million; or (iii) 15% of the aggregate of accrued losses and loss expense provisions (net of losses and loss expenses recoverable from reinsurers) and other general business insurance reserves. The minimum solvency margin for OPL, OPRe and OPAL is approximately $1 million, $24 million and $120,000, respectively. As of December 31, 2004, OPL, OPRe and OPAL had approximately $509 million, $394 million and $0.2 million respectively, of statutory capital and surplus in excess of these requirements.

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

Bermuda insurance law and regulations do not limit the categories of assets in which an insurance company may invest. However OPL, OPRe and OPAL are also required to each maintain a minimum liquidity ratio whereby the value of their relevant assets (mainly cash, investments, receivables and other liquid assets) are not less than 75% of the amount of their relevant liabilities (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the year ended December 31, 2004.

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

Information concerning identifiable real estate and leasing assets, revenues and net operating income for the years ended 2003 and 2002 can be found in Notes 7 and 10 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” and in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

The Company is no longer engaged in the real estate and leasing business and therefore does not compete in this market.

TAXATION

Under current Bermuda law, OPL and its Bermuda domiciled insurance subsidiaries (“Bermuda insurance subsidiaries”) are not obligated to pay any tax in Bermuda based upon income or capital gains.

Pursuant to the income tax treaty between the United States and Bermuda, a Bermuda insurance company would be subject to United States income tax and United States branch profits tax on its income that is attributable to a United States permanent establishment. Under current law, United States income tax would be imposed at a 35% rate, and the United States branch profits tax would be imposed at a 30% rate. Based on the operations of OPL’s Bermuda insurance subsidiaries, OPL believes that its Bermuda insurance subsidiaries do not have a United States permanent establishment. Moreover, OPL’s Bermuda insurance subsidiaries intend to conduct their activities so that they will not do business in the United States through a permanent establishment. However, as there are no definitive standards provided by the Code, regulations or court decisions concerning what activities could subject a foreign corporation to tax in the United States, and as the determination is essentially factual in nature, there can be no assurance that the United States Internal Revenue Service (“IRS”) will not contend successfully that the Bermuda insurance subsidiaries have income which is attributable to a United States permanent establishment.

As of January 14, 2005 OPL has either liquidated or sold all of its United States based subsidiaries, so OPL no longer has any subsidiaries that are directly subject to United States income taxes. OPL’s management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the tax returns filed by the former U.S. subsidiaries have not expired and the IRS may audit these tax returns and may seek to impose additional taxes. OPL received significant tax refunds due to losses incurred by OPCC in the year ended December 31, 2003. As the refunds were in excess of $2 million, OPCC’s tax returns for the years ended December 31, 2003, 2002, 2001 and 2000 are subject to review by the Joint Committee on Taxation of the United States Congress. In addition, the IRS is currently auditing the federal income tax returns for Overseas Partners US Holding Co. (“OPUS Holding”) and its subsidiary for the years ended December 31, 2002 and 2003. Although the buyer of OPUS Holding’s only subsidiary is generally responsible for any tax assessments arising out of the IRS audit, OPL has provided an indemnification with respect to withholding taxes attributable to distributions made by OPUS Holding to OPL. OPL’s management does not believe that any withholding taxes are due relating to these distributions.

It should be noted that Congress has historically sought to broaden the taxation of foreign enterprises owned by United States residents, and future legislation could affect the United States federal tax treatment of OPL.

EMPLOYEES

As of February 28, 2005 OPL, directly and through its subsidiaries, had a total of 19 employees all of which were in Bermuda. We expect that the number of OPL employees will reduce to approximately seven subsequent to March 31, 2005.

The Company purchases administrative and other services from a number of suppliers in Bermuda. The individuals who provide these outsourced services are not included as employees.

The Company does not have any employees who are represented by a labor union and believes that its employee relations are good.

See “Item 10 – Directors and Executive Officers of the Registrant”.

Financial Information by Geographic Areas

See Note 10 of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

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

Item 2. Properties

The Company conducts its reinsurance business from leased office premises in Bermuda. These facilities are in good condition and are adequate for the requirements of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Summary of OPL Stock

We are currently authorized to issue 900,000,000 shares of our Common Stock, par value $0.10 per share, of which 127,500,000 shares were issued and 118,769,846 outstanding as of February 28, 2005. We are also authorized to issue 200,000,000 shares of preference stock of par value $0.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any shares of preference stock in the foreseeable future.

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

There were approximately 98,000 record holders of our Common Stock as of February 28, 2005.

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

No dividends have been paid since August 2001. Given our runoff status, it is unlikely that we will pay any ordinary dividends in the future.

Our Ability to Purchase Shares and Make Distributions

On August 8, 2001, following a decline in our capital base as result of poor underwriting and investment performance, we announced that it was necessary to suspend our share repurchase program. Following this action, and recognizing the desire of many of OPL’s shareowners to have greater liquidity for their investment in OPL, the Board of Directors initiated a comprehensive review of strategic alternatives to provide future liquidity, which resulted in our announcement on February 13, 2002 that we would begin an orderly runoff.

The ultimate goal of the runoff is to distribute equity to shareowners as and when the Board of Directors feels that it is prudent to do so and regulatory requirements allow. However, due to the regulated nature of the reinsurance business and other business reasons, it could take many years to complete the runoff of OPL’s businesses and fully return shareowners’ equity. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for a more detailed discussion of this issue.

Since going into runoff OPL has made three liquidating distributions to shareowners totaling $6.50 per share. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority.

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

June 30, 2003	$8.49
September 30, 2003	$8.37
December 31, 2003	$5.90
March 31, 2004	$6.06
June 30, 2004	$6.05
September 30, 2004	$4.21
December 31, 2004	$4.34

Custody Arrangements for Certificates of OPL Common Stock

Each shareowner may elect to have Wachovia Bank hold his or her certificates as custodian without cost to the shareowner. Wachovia’s Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

Wachovia Bank

Employee Shareholder Services Corporate

Trust Department

P.O. Box 41784

123 South Broad Street

Philadelphia, PA

19101-1784

Phone: (215) 875-1144

Toll Free: (877) 223-6966

If a shareowner elects to have Wachovia hold the shares of Common Stock in custody, Wachovia will have the shares registered in its name, or that of a nominee, and will sell or otherwise dispose of the shares only upon the shareowner’s instruction and in conformity with our Bye-Laws. Wachovia will promptly remit distributions on Common Stock held in custody to the shareowner. Shareowners will receive periodic statements of the number of shares held by Wachovia for their account and of distributions paid on those shares. Notice of any regular or special meeting of our shareowners will be forwarded to shareowners by Wachovia, which will vote the shares as directed by the shareowner in a letter of instruction if returned to Wachovia in a timely fashion, or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting. Absent instructions from the shareowner, Wachovia will vote the shares at its discretion. See also Securities Authorized for Issuance Under Equity Compensation Plans in Item 12.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with OPL’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follow this section. In particular, the February 2002 decision to discontinue writing new reinsurance business and begin an orderly runoff of both the reinsurance and real estate & leasing segments will materially affect the comparability of the information and future trends. Following the sale of OPUS Re during the year ended December 31, 2004 the results of OPUS Re are no longer included in the results of continuing operations from the reinsurance segment. The summary financial information for prior periods has been restated on a consistent basis.

Five-Year Selected Financial Data

(In thousands U.S.$, except per share amounts)

Income Statement Data:

Years Ended December 31, (in thousands U.S.$)	2004	2003	2002	2001	2000
Revenue:
Gross reinsurance premiums written	$3,616	$(70,044)	$208,965	$522,290	$561,233

Reinsurance premiums earned	9,399	38,126	220,410	497,176	585,894
Reinsurance commission income	1,667	(237)	5,799	12,125	5,621
Real estate and leasing	—	3,020	83,837	196,980	273,822
(Loss) gain on disposal of assets	—	(10,198)	139,902	41,767	49,496
Investment income (loss)	35,345	154,007	(113,134)	22,721	(36,145)

Total revenue	46,411	184,718	336,814	770,769	878,688

Net income (loss) from continuing operations	$84,200	$55,876	$(201,662)	$(252,131)	$(558,334)

Basic and diluted net income (loss) per share from continuing operations	$0.71	$0.47	$(1.70)	$(2.12)	$(4.54)

Cash dividends per share	—	—	—	$0.70	$1.20
Balance Sheet Data:
December 31, (in thousands U.S.$)	2004	2003	2002	2001	2000
Cash and investments	$669,185	$1,525,914	$2,233,824	$2,318,665	$2,592,122

Assets:
Reinsurance	754,037	1,932,586	2,809,400	2,983,785	2,991,610
Subsidiary held for sale	—	255,541	362,341	450,012	287,228
Real estate and leasing	—	—	186,680	912,968	1,298,746

Total assets	754,037	2,188,127	3,358,421	4,346,765	4,577,584

Short-term debt	—	—	—	—	135,000

Long-term debt	—	—	100,322	556,099	761,943

Members’ equity	$515,390	$700,963	$1,208,065	$1,318,921	$1,778,005

Net book value per share	$4.34	$5.90	$10.16	$11.07	$14.70

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under “Item 8 – Financial Statements and Supplementary Data”.

Overview

Our financial condition, results of operations and cash flows are affected by a number of business factors and critical accounting policies as discussed further below.

BUSINESS FACTORS

The Company’s historical operations were conducted through two segments – reinsurance and real estate & leasing. However, in February 2002, the Company announced its decision to discontinue writing new reinsurance business and begin an orderly runoff of both the reinsurance and real estate & leasing segments. The decision to go into runoff reflected the desire of many of our shareowners to have greater liquidity for their investment in OPL. The Company’s primary objective at this time is to return capital to shareowners as and when it is prudent to do so, with due regard to our ongoing capital needs and regulatory restrictions.

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

In addition, the Company earned real estate & leasing revenues by renting or leasing the hotel, office, retail and other properties that we acquired over time. The Company also expected to generate additional income from the appreciation in value of the properties during the period of ownership. Commencing in 2000, the Company started to dispose of its real estate properties on an opportunistic basis with a view to redeploying the capital to the reinsurance segment or making distributions to shareowners. Following the final property sale in late 2003, we no longer generate any real estate & leasing revenues.

b. Current operations and sources of revenue, income and cash flow

The Company’s only operating segment is now reinsurance. The Company has not written any new reinsurance business since the decision to discontinue reinsurance operations. However losses will continue to be incurred and paid on business written prior to the decision to begin runoff. Some of our reinsurance contracts do not expire for several years and include a $180 million residual value reinsurance program where the Company is exposed to losses until 2013 arising from potential lease income shortfalls on a portfolio of aircraft.

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

An alternative to our commutation and novation strategy is to sell the reinsurance subsidiary itself. For example, on November 15, 2004, the Company completed the sale of its wholly owned subsidiary, OPUS Re, to OdysseyRe for $43 million. Although the sale generated a loss of $25.9 million it eliminated the risk of adverse claims experience on approximately $143 million of accrued losses and loss expense reserves, enabled additional capital to be available for distribution to shareowners and will save the ongoing costs of runoff.

Before we can liquidate OPL we must sell or liquidate OPRe and settle OPL’s remaining contingent liabilities. To date, we have not actively pursued a sale of OPRe as we believe that the price that a buyer would be willing to pay would not match our valuation. Potential purchasers will likely value OPRe’s assets and liabilities at amounts different from their carrying values to reflect their own assessment of risks and uncertainties and the need to generate a return on their investment. Any loss on sale of OPRe will be recorded in the period that the terms of a proposed sale meet all of the criteria required for OPRe to be classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

We believe that if we can negotiate the early settlement of our most volatile reinsurance contracts and collect the remaining recoveries relating to our aviation excess of loss reinsurance, then, subject to Bermuda Monetary Authority approval, we will be able to make a significant capital distribution from OPRe. Once we have reduced the capital in OPRe, and eliminated much of the potential for adverse loss development, we believe that it is more likely that a buyer would be willing to pay a price that would be in line with our valuation.

We have also sought resolution of other loss contingencies such as the class action litigations (see “Item 3 – Legal Proceedings”), while also reducing the risks inherent in our asset base, through the sale of our equity security portfolio (market risk), global fixed income portfolio (currency and interest rate risk) and a reduction in the duration of our remaining fixed income portfolio (interest rate risk).

Our ultimate objective is to liquidate OPL and distribute all of the capital to shareowners. The settlement of contingent and actual liabilities and other risk mitigation efforts described above will ultimately release capital for distribution to shareowners, although the amount and timing of such distributions to shareowners is also a function of regulatory approval in Bermuda, and position OPL for eventual liquidation. (See further discussion on Regulations in Note 11 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.)

As of January 14, 2005 OPL has either liquidated or sold all of its United States based subsidiaries, so OPL no longer has any subsidiaries that are subject to United States income taxes. OPL’s management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the tax returns filed by OPL’s wholly-owned subsidiary, OPCC, do not expire until at least the end of March 2008. The IRS may audit these tax returns and may seek to impose additional taxes on OPL. OPL received significant tax refunds due to losses incurred by OPCC in the year ended December 31, 2003. As the refunds were in excess of $2 million, OPCC’s tax returns for the years ended December 31, 2003, 2002, 2001 and 2000 are subject to review by the Joint Committee on Taxation of the United States Congress which may involve an audit by the IRS. These matters may impact the timing of our final liquidation.

The decision to put the Company’s operations into runoff has significantly impacted our results of operations and associated cash flows. In particular: (i) our results have fluctuated, and will continue to fluctuate, materially from quarter to quarter as a result of, among other things, the number and size of negotiated settlements of reinsurance contracts, changes in estimates in accrued loss and loss expenses, and the changes in the size and composition of our investment portfolio; and (ii) the Company has become cash flow negative in its reinsurance operations and expects this to continue in the future as the cash received from premiums has declined following the non-renewal of business and the payment of accrued losses has accelerated through our efforts to negotiate the early settlement of our liabilities. We anticipate that the Company’s cash and investment portfolio will provide adequate liquidity to enable the Company to meet its obligations as they fall due.

Our primary source of revenue at this time is the investment income earned from our investment portfolio. Investment earnings will continue to decline in future periods as we use our funds to pay reinsurance claims, including the commutation and novation of contracts, to meet corporate overhead and to make distributions to shareowners.

Our most significant expenses relate primarily to (i) losses and loss adjustment expenses, including changes in estimates in our accrued losses and loss adjustment expense reserves and the effects of any commutation or novation agreements, and (ii) internal general and administrative expenses. Our general and administrative expenses currently comprise payroll, shareowner service fees, legal fees, investment management expenses and other office overhead. Expenses associated with the oversight of unexpired reinsurance policies and the handling of claims, commutations and novations are allocated to the reinsurance segment with the residual expense and other charges recorded as other operating expenses. We expect investment income to decline over the next few years as our asset base is reduced whereas our total general and administrative expenses are unlikely to decrease to the same extent. Consequently, it is possible that we will incur a net loss in future periods.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements include amounts that, due to their nature, are inherently subjective, as their reported values are based on estimates that require complex assumptions and significant management judgment. We believe that the reserves for accrued losses and loss expenses involve the most highly subjective and complex estimates.

While we believe that the recorded reserves for accrued losses and loss expenses reflect our best estimates and assumptions, there could be a material adverse effect on the Company’s results of operations and financial condition if actual events differ significantly from the underlying assumptions. As such we deem our accounting policies for the reserves for accrued losses and loss expenses to be of critical importance to our consolidated financial statements.

Following the sales of (i) OPUS Re; (ii) our investments in private equity funds; and (iii) our investment in affiliate, (a 22% investment in a Florida based workers’ compensation insurance company), and the fact that our remaining investments are in high quality, short-duration bonds, we do not believe that our accounting policies for the identification of other-than-temporary impairments in the carrying value of certain assets are of critical importance to our consolidated financial statements. However, the estimates and assumptions used to identify other-than-temporary impairments would have impacted our net income for the years ended December 31, 2002 and 2003. Our accounting policies for the identification of other-than-temporary impairments are contained in Note 2 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

The following discussion provides more information regarding the accounting policy and necessary estimates and assumptions required to arrive at the reserves for accrued losses and loss expenses. In addition, there are other significant accounting policies that are important to an understanding of the Company’s Consolidated Financial Statements. See Note 2 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

Reserves for accrued losses and loss expenses

Losses and loss expenses are charged to income as they are incurred. We establish loss and loss expense reserves for the unpaid portion of the estimated ultimate liability of all claims covered under the terms of our reinsurance contracts with ceding companies. These accrued losses and loss expense reserves include estimates for (i) unpaid reported losses and loss expenses; and (ii) losses that have been incurred but not reported (“IBNR”). The Company also establishes an estimate of the internal costs of processing and settling the claims based on projected future costs for legal and other loss adjustment fees, payroll and office overhead. At December 31, 2004, the Company’s total reserves for accrued losses and loss expenses were $188 million, which includes approximately $137 million for IBNR reserves.

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

The following outlines the nature of the significant judgments involved in establishing such estimates and certain industry and company specific factors that further add to the complexity and subjectivity of the reserving process:

i.	The independent actuary projects current values for paid and reported losses to their ultimate value using a number of alternative estimation methods that reflect historical paid and reported loss development experience and, for some methods, an expectation of underwriting profitability independent of actual loss experience. The historical paid and reported loss development data includes both company specific and industry loss experience for each line of business, recognizing that the Company has limited loss experience of its own to serve as a reliable basis for estimating ultimate losses. Such data will be adjusted from time to time to reflect the changing characteristics of the book of business written by the Company. Each estimation method may result in a materially different projection of ultimate losses compared to another estimation method. The weights assigned to each estimation method are judgmentally determined by the independent actuary and will vary over time, with greater weight initially assigned to methods incorporating industry data and initial expectations of underwriting profitability. Greater weight is placed on the Company’s historical paid and reported loss experience over time as that data becomes more mature and reliable for making projections.

ii.	Short-tail lines describe lines of business where losses are usually known and paid shortly after the loss actually occurs. This would include, for example, most property, property catastrophe and accident & health lines of business. For these lines, most of the underlying claims would be settled by the insurance company within three to four years of the loss event, although some large or complex claims, such as those emanating from the events of September 11, 2001 may take much longer to settle. Long-tail business describes lines of business, such as workers’ compensation and working layer casualty business, where specific losses may not be reported for a considerable period of time and the final settlement of the loss may take even longer, in some cases in excess of 20 years after the loss event. Other lines written by the company, such as marine, aviation and satellite, fall somewhere in between short-tail and long-tail, while the finite risk business can be long- or short-tail depending on each individual reinsurance contract.

iii.	Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims are settled. During these extended loss settlement periods described above, additional facts regarding claims become known and circumstances may change; for example, changing government regulations, newly identified toxins, newly reported claims, new theories of liability, new contract interpretations and other factors could significantly affect future loss emergence and the ultimate costs of settling claims. Accordingly, there is a much higher degree of variability in loss estimates for the longer-tail lines of business. As additional facts are reported and circumstances evolve, it may be necessary to increase or decrease the accrued losses and loss expenses reserves. The actual final liability may be significantly different from prior estimates.

iv.	While the reserving process is difficult and subjective for insurance companies, the inherent uncertainties of estimating such reserves are even greater for reinsurers such as the Company, due primarily to (1) the additional lag in reporting loss information by the insurance company to the reinsurers (and possibly by those reinsurers to their own reinsurers); (2) the necessary reliance on the ceding companies for information regarding reported claims; (3) differing reserving practices among ceding companies; and (4) the diversity of loss reporting and payment patterns among different types of reinsurance contracts or lines of business.

v.	The Company believes that it does not have any exposure to the environmental, asbestos and latent injury claims that have resulted in significant deterioration in loss reserves for other insurance and reinsurance companies. However, there are significant uncertainties over the estimates of ultimate losses associated with:

•	A $180 million residual value reinsurance program where the Company is exposed to losses through 2013 arising from potential lease income shortfalls on a portfolio of aircraft. The company carries reserves for this program using actuarial projections that reflect the current performance of the fleet and projected future performance under a number of economic scenarios;

•	Our exposure to losses incurred, particularly in our aviation portfolio, as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001. The unprecedented nature and magnitude of these events increases the level of uncertainty surrounding the estimates of losses incurred. At December 31, 2004 our total reserves for accrued losses pertaining to such events were approximately $56 million gross and $33 million net of losses and loss expenses recoverable from reinsurers; and

•	The Company is engaged in several ongoing disputes with ceding companies. The Company continues to reserve for losses and loss expenses on all disputed contracts without regard to any possibility of a favorable outcome. However, the uncertainty surrounding such estimates is increased by the fact that the Company may not have received current loss information from the ceding company during the period of the dispute and may not have had the opportunity to audit or otherwise review the reliability of such reported information.

While the Company has recorded its current ‘best estimate’ of its liabilities for unpaid losses and loss expenses, it is reasonably possible that these estimated liabilities may increase or decrease in the future and that the increase or decrease may be material to the results from operations, cash flows and financial position for future periods.

The Company considers a ‘best estimate’ to be one that has an equal likelihood of developing a redundancy or deficiency as the loss experience matures. The independent actuary also develops a range of estimated ultimate losses as well as a best estimate for each program or line of business and selects a low estimate and a high estimate for the total book of business after allowing for potential diversification effects across the Company’s various lines of business. The resulting low and high estimates were $16 million below and $53 million above the independent actuary’s ‘best estimates’. The range of estimated liabilities is provided in an attempt to quantify some of the uncertainty in estimating ultimate losses and does not present the bounds of all possible outcomes.

Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Runoff Activities for 2004

The results for the year ended December 31, 2004 reflect a number of significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Commuted or otherwise settled a number of reinsurance contracts, contributing to a reduction in reinsurance liabilities of approximately $765 million and generating net income of approximately $73 million as a result of savings compared to carried reserves. The commutations also reduce our exposure to future adverse claims experience while also releasing capital for distribution to shareowners;

•	Commuted a portion of our aviation excess of loss reinsurance protection, resulting in the collection of approximately $34 million of losses and loss expenses recoverable, after allowing the reinsurers a discount of $7.9 million for early settlement. In addition to the positive cash flow, the commutations eliminated the credit risk associated with such receivables and thereby allowed us to reduce our provision for bad debts by $4 million;

•	Sold OPUS Re for cash proceeds of $43 million generating a loss of approximately $25.9 million. The sale eliminates the risk of adverse claims experience on accrued losses and loss expense reserves of approximately $143 million, saves the ongoing costs associated with the run off and also enables additional capital to be released for distribution to shareowners;

•	Completed the sale of our investments in four private equity funds for a gain on sale of $3.7 million. The sale generated net cash proceeds of approximately $30.4 million, and also eliminated the Company’s future capital commitments of approximately $37 million;

•	Sold our 22% investment in a Florida based workers’ compensation insurance company for $5 million, equal to the carrying value of the investment; and

•	Paid our third post-runoff distribution to shareowners on August 31, 2004 in the amount of $237.5 million (equivalent to $2 per share).

Summary of Results

(In thousands U.S.$)	2004	2003
NET INCOME BEFORE TAXES
Reinsurance segment	$94,577	$91,243
Real estate and leasing segment	—	(25,418)
Other operating expenses	(11,346)	(25,325)

Net income before taxes from continuing operations	83,231	40,500
Income taxes	969	15,376

Net income from continuing operations	84,200	55,876

Net loss from discontinued operations	(23,162)	(10,021)

Net income	$61,038	$45,855

Basic and diluted net income per share	$0.51	$0.39

Net income of $61.0 million for the year ending December 31, 2004 was primarily due to net savings of approximately $72.5 million generated through commutations and $33.5 million of reinsurance investment income, partially offset by the loss on sale of OPUS Re and the internal costs of runoff.

During the fourth quarter of 2003 we sold our final remaining leased asset and the Company therefore did not earn any real estate or leasing revenue in 2004.

Other operating expenses for the year ended December 31, 2004 were $11.3 million. The operating expenses consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent.

For the year ended December 31, 2004 we recorded a net loss from discontinued operations of $23.2 million, which relates to the operations and sale of OPUS Re. This amount includes OPUS Re’s operating income of $4.9 million, a tax charge of $2.2 million primarily due to a valuation allowance against deferred tax assets, and the loss on sale of $25.9 million.

Net income for the year ending December 31, 2003 was $45.9 million. The main factors that contributed to the net income are discussed below in “Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002”.

Basic and diluted net income per share was $0.51 for the year ended December 31, 2004 consisting of $0.71 per share of income from continuing operations offset by a loss of $0.20 per share from the discontinued operations of OPUS Re. For the year ended December 31, 2003 basic and diluted net income per share was $0.39 consisting of $0.47 per share of income from continuing operations offset by a loss of $0.08 per share from discontinued operations.

A more detailed discussion of our operating results for 2004 and 2003 by segment is set out below.

Reinsurance Segment

(In thousands U.S.$)	2004	2003
Gross premiums written	$3,616	$(70,044)
Premiums ceded	481	(3,012)

Net premiums written	4,097	(73,056)
Change in unearned premiums	5,302	111,182

Premiums earned	9,399	38,126
Commission and fee income	1,667	(237)

	11,066	37,889

Losses and loss expenses	61,552	(51,579)
Commissions, taxes and other expenses	(11,509)	(18,028)

	50,043	(69,607)

Underwriting income (loss)	61,109	(31,718)

Investment income, net of expenses	33,468	122,961

Reinsurance income	$94,577	$91,243

Underwriting

Gross premiums written for the year ended December 31, 2004 of $3.6 million were due to changes in the estimates of ultimate written premium. Gross premiums written for the year ended December 31, 2003 of negative $70.0 million were primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned.

Premiums ceded of $3.0 million for the year ended December 31, 2003 were primarily related to additional premiums due on our aviation excess of loss protection. We commuted a portion of this reinsurance protection in 2004.

Premiums earned for the year ended December 31, 2004 decreased to $9.4 million compared to $38.1 million for the year ended December 31, 2003. This decrease is a result of the reinsurance operations of the Company being runoff. Premiums earned are expected to be negligible in future years.

For the year ended December 31, 2004, we generated net underwriting income of $61.1 million, which is primarily due to net savings of approximately $72.5 million generated through commutations of both our assumed loss reserves and portions of our aviation excess of loss reinsurance protection. The commutations included a workers’ compensation contract, with recorded loss reserves of approximately $198 million, where reinsurance had been provided to a reinsurer that had commenced arbitration to rescind its own reinsurance contract with the primary carrier. The commutation resulted in savings compared to booked reserves and eliminated the risk of further losses that may have arisen from an unfavorable arbitration decision in the underlying contract. The commutation savings were partially offset by loss adjustment expenses of $8.9 million, consisting largely of legal fees, letter of credit fees and internal costs of runoff.

For the year ended December 31, 2003 we experienced a net underwriting loss of $31.7 primarily due to:

•	An increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. These contracts were subsequently commuted in 2004; and

•	Runoff costs of $11.0 million, comprising largely legal fees and internal costs.

Reinsurance Investment Income (Loss)

(In thousands U.S.$)	(Loss) Income 2004	Other Comprehensive (Loss) Income 2004	Total Return 2004	Income (Loss) 2003	Other Comprehensive (Loss) Income 2003	Total Return 2003
Equities
Available-for-sale	(343)	(1,285)	(1,628)	46,134	(13,328)	32,806
Trading	15,053	—	15,053	62,035	—	62,035
Fixed income	15,859	(7,497)	8,362	19,312	(3,800)	15,512
Other	4,776	—	4,776	846	19	865
Expenses	(1,877)	—	(1,877)	(5,366)	—	(5,366)

	$33,468	$(8,782)	$24,686	$122,961	$(17,109)	$105,852

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

Our reinsurance portfolio generated a total return of $24.7 million for the year ended December 31, 2004 compared to a total return of $105.9 million for the year ended December 31, 2003. The comparative performance was primarily due to the net effect of:

•	Our available-for-sale S&P 500 equity portfolio generating $34.5 million of return in 2003 prior to its sale. The sale of this portfolio was in line with our strategy of reducing our exposure to equity price risk due to the runoff of our reinsurance operations;

•	Our trading equities generating a positive return of $15.1 million for the year ended December 31, 2004 compared to a positive return of $62.0 million for the year ended December 31, 2003. Our trading equities, which were sold during the year ended December 31, 2004, were investments in a multi-manager fund that followed a combination of fixed income strategies. The fund earned 3.3% for the year ended December 31, 2004 compared with earning 12.5% for the year ended December 31, 2003. The variance was primarily due to the fund’s high-yield bond portfolio and convertible securities components returning respectively 8.7% and 1.9% during the year ended December 31, 2004 compared to 20.5% and 25.3% for the year ended December 31, 2003;

•	A downturn in the U.S. fixed income markets such that our debt securities generated a return of $8.4 million for the year ended December 31, 2004 compared to a return of $15.5 million for the year ended December 31, 2003;

•	Our completion of the sale of our investments in four private equity funds that realized a $3.7 million gain during the year ended December 31, 2004; and

•	A reduction in investment balances of approximately $880 million during the year ended December 31, 2004 due to net investment sales in order to fund commutations, novations and distributions to shareowners.

For the year ended December 31, 2004 investment expenses decreased to $1.9 million from $5.4 million for the year ended December 31, 2003. This was partially due to a reduction in assets invested, although investment expenses for the year ended December 31, 2003 included the write-off of previously capitalized management fees relating to our investment in private equity funds, reflecting an impairment in the carrying value of the funds.

Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Runoff Activities for 2003

The results for the year ended December 31, 2003 reflect a number of significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Commuted or otherwise settled a number of reinsurance contracts, contributing to a reduction in reinsurance liabilities of approximately $850 million;

•	Sold our remaining $330 million of S&P 500 equity securities in a number of tranches throughout the year to take advantage of improved equity market conditions. These sales generated approximately $51 million of realized gains and also reduced the amount of capital required to support future investment risks;

•	Repurchased and cancelled the remaining $75 million of long-term real estate debt. The debt was repurchased for an amount equivalent to the fair value of zero coupon securities we owned as collateral for the debt, resulting in a total repurchase premium of approximately $36 million. This was offset by $21 million of realized gains from the corresponding release and sale of the collateral securities;

•	Sold our last real estate asset - a facility under finance lease with the Kmart Corporation. The sale of the asset generated a pre-tax loss of approximately $10.8 million. The sale of the finance lease and the debt repurchase allowed us to recover approximately $15 million of taxes previously paid on earlier real estate sales and facilitated the final liquidation of our real estate subsidiaries;

•	Favorably resolved tax litigation and other tax issues with the IRS for 1999 and prior years, without cost;

•	Reached a settlement of two class action lawsuits filed against the Company in late- 1999 and early- 2000. We accrued costs of $10 million in connection with the settlement; and

•	Paid our first post-runoff distribution to shareowners on April 9, 2003 in the amount of $237 million (equivalent to $2 per share) and declared a second distribution of $297 million (equivalent to $2.50 per share) on December 2, 2003 that was paid on January 5, 2004.

Summary of Results

(In thousands U.S.$)	2003	2002
NET INCOME (LOSS) BEFORE TAXES
Reinsurance segment	$91,243	$(253,913)
Real estate and leasing segment	(25,418)	103,315
Other operating expenses	(25,325)	(20,175)

Consolidated net income (loss) before taxes	40,500	(170,773)
Income taxes	15,376	(30,889)

Net income (loss) from continuing operations	55,876	(201,662)

Net loss from discontinued operations	(10,021)	(14,929)

Net income (loss)	$45,855	$(216,591)

Basic and diluted net income (loss) per share	$0.39	$(1.82)

Net income of $45.9 million for the year ending December 31, 2003 was largely due to the improved performance of the United States financial markets. The main factors that contributed to the net income were:

•	Our reinsurance investments produced $123.0 million of total income, primarily due to the $50.7 million of realized gains from the exit of our S&P 500 equity portfolio as discussed above and income of $62.0 million from our multi-manager funds. However the reinsurance segment also incurred a net underwriting loss of $31.7 million, primarily due to $15 million of adverse development in the estimate of accrued losses and loss expenses and $11.0 million of internal runoff cost allocated to the reinsurance segment;

•	The loss of $25.4 million from our real estate and leasing segment reflected the liquidation of the real estate segment as discussed above, in particular the $10.8 million loss on sale of the facility subject to the finance lease and the $35.9 million premium paid to repurchase our remaining long-term debt offset by realized gains of $20.9 million from the sale of securities held as collateral for the debt;

•	Other operating expenses of $25.3 million which are comprised of corporate expenses not allocated to operating segments and included the following one-time charges:

•	10.0 million of costs to settle the class action lawsuit; and

•	An asset impairment charge of $5.6 million due to an other-than-temporary impairment in our investment in affiliate;

•	A tax credit of $15.4 million primarily due to the loss on the sale of the finance lease with the Kmart Corporation and the premium on the debt repurchase; and

•	Losses from OPUS Re of $10.0 million, including an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses.

For the year ended December 31, 2002, we experienced a net loss of $216.6 million. The main factors that contributed to the net loss were:

•	Underwriting losses of $88.3 million and investment losses of $165.6 million in our reinsurance segment. The underwriting losses included losses incurred on a number of multi-year or unexpired programs written prior to the runoff announcement, adverse development in the estimate of accrued losses and loss expenses, the cost to commute some of our satellite programs, internal underwriting expenses incurred before the runoff, and subsequent runoff costs. The losses from our reinsurance investments were primarily due to an other-than-temporary impairment charge of $177.5 million recorded in our equity portfolio;

•	Income from our real estate and leasing segment of $103.3 million due to the net effect of gains on sale of assets offset by a premium paid to repurchase long-term debt;

•	Other operating expenses, which included additional costs as a result of the runoff announcement, such as severance payments;

•	Income taxes of $30.9 million relating to our real estate and leasing income; and

•	Losses from OPUS Re of $14.9 million, including the write-off of $2.5 million of goodwill associated with OPUS Re’s acquisition.

A more detailed discussion of our operating results for 2003 and 2002 by segment is set out below.

Reinsurance Segment

(In thousands U.S.$)	2003	2002
Gross premiums written	$(70,044)	$208,965
Premiums ceded	(3,012)	(77,244)

Net premiums written	(73,056)	131,721
Change in unearned premiums	111,182	88,689

Premiums earned	38,126	220,410
Commission and fee income	(237)	5,799

	37,889	226,209
Losses and loss expenses	(51,579)	(232,567)
Commissions, taxes and other expenses	(18,028)	(81,977)

	(69,607)	(314,544)

Underwriting loss	(31,718)	(88,335)

Investment income (loss), net of expenses	122,961	(165,578)

Reinsurance income (loss)	$91,243	$(253,913)

Underwriting

During the year ended December 31, 2003 our gross written premium was negative $70.0 million compared to $209.0 million, written prior to the runoff announcement, for the year ended December 31, 2002. The negative gross written premium was primarily due to the cancellation of one of the Company’s finite reinsurance agreements where $74.5 million of written and unearned premiums were returned.

For the year ended December 31, 2003 premiums ceded decreased to $3.0 million compared to $77.2 million for the year ended December 31, 2002. Premium ceded for the year ended December 31, 2003 primarily related to additional premiums due on our aviation excess of loss protection. Premium ceded for the year ended December 31, 2002 primarily related to property catastrophe premiums ceded to Renaissance Reinsurance Ltd.

Premiums earned for the year ended December 31, 2003 decreased to $38.1 million compared to $220.4 million for the year ended December 31, 2002. This decrease is a result of the reinsurance operations of the Company being runoff.

Commission and fee income decreased to negative $0.2 million for the year ended December 31, 2003 compared with $5.8 million for the year ended December 31, 2002. This decrease is due to a decrease in fees earned on our finite risk contracts that were not accounted for as reinsurance as they did not satisfy the risk transfer criteria of Statement of Financial Accounting Standards No. 113. These fees decreased due to the effects of commutations and novations following the decision to put our reinsurance operations into runoff.

Commissions, taxes and other expenses for the year ended December 31, 2003 decreased to $18.0 million from $82.0 million for the year ended December 31, 2002. This decrease was primarily related to the decrease in premiums earned and changes in the mix of premiums earned. In addition, $4.9 million of the decrease was due to a reduction in internal expenses, primarily as a result of the decision to put our reinsurance operations into runoff.

For the year ended December 31, 2003 we experienced a net underwriting loss of $31.7 million compared to a net underwriting loss of $88.3 million for the year ended December 31, 2002. For the year ended December 31, 2003 the net underwriting loss was primarily due to:

•	An increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates follows an independent actuarial evaluation completed in the third quarter of 2003 and reflects adverse trending of medical expenses associated with workers’ compensation claims in California; and

•	Runoff costs of $11.0 million, comprising largely legal fees and internal costs.

For the year ended December 31, 2002 the net underwriting loss was primarily due to:

•	Incurred losses of $46.5 million as a result of credit default events on two multi-year financial lines programs;

•	Incurred losses of $10.8 million reflecting the cost of commutations of three of our satellite programs;

•	Internal underwriting expenses and runoff costs of $15.9 million; and

•	Adverse development in the estimate of ultimate losses on a number of programs, primarily a marine contract and two multi-year contracts in our property and accident & health lines of business, respectively.

Reinsurance Investment Income (Loss)

(In thousands U.S.$)	Income (Loss) 2003	Other Comprehensive (Loss) Income 2003	Total Return 2003	(Loss) Income 2002	Other Comprehensive Income (Loss) 2002	Total Return 2002
Equities
Available-for-sale	$46,134	$(13,328)	$32,806	$(201,608)	$84,442	$(117,166)
Trading	62,035	—	62,035	14,916	—	14,916
Fixed income	19,312	(3,800)	15,512	19,422	19,232	38,654
Other	846	19	865	5,359	(39)	5,320

Expenses	(5,366)	—	(5,366)	(3,667)	—	(3,667)

	$122,961	$(17,109)	$105,852	$(165,578)	$103,635	$(61,943)

Despite a reduction in the assets available for investment our reinsurance portfolio generated a total return of $105.9 million for the year ended December 31, 2003 compared to a negative total return of $61.9 million for the year ended December 31, 2002. The improved performance in 2003 was primarily due to:

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

For the year ended December 31, 2003 investment expenses increased by $1.7 million to $5.4 million from $3.7 million for the year ended December 31, 2002. This increase was due to the write-off of previously capitalized management fees relating to our investment in private equity funds.

Real Estate and Leasing

(In thousands U.S.$)	2003	2002
REVENUE:
Office buildings	$—	$39,605
Hotel	—	37,222
Leasing	3,020	7,010
(Loss) gain on sale of real estate assets	(10,198)	139,902

	(7,178)	223,739

EXPENSES:
Operating expenses	(814)	(51,522)
Interest expense	(7,495)	(28,615)
Premium on debt repurchase	(35,611)	(78,001)
Depreciation expense	—	(9,038)
Minority interest in earnings	—	(2,025)

	(43,920)	(169,201)

Operating (loss) income	(51,098)	54,538

Investment income:
Amortization of zero-coupon notes	4,547	11,824
Gain on sale of zero-coupon notes	20,861	34,803
Other	272	2,150

Investment income	25,680	48,777

Real estate and leasing (loss) income	$(25,418)	$103,315

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

Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At December 31, 2003 the Company had $448.2 million of cash and investments collateralizing our $441.3 million letter of credit facilities. In the normal course of reinsurance business, OPL’s bankers had issued letters of credit totaling $261.0 million as of December 31, 2003 to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. As OPL’s letter of credit facilities expired on December 31, 2004 the Company no longer has investments collateralizing these facilities. Where necessary, the Company has issued replacement collateral in the form of deposits with the reinsureds.

At December 31, 2004 the reinsurance segment had $669 million of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses. See Note 4 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the composition, value and scheduled maturities of our investment portfolio.

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

As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. See Note 11 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the restrictions on distributions and “Item 1 – Business” for a further discussion of regulations impacting our reinsurance segment.

Since going into runoff OPL has made three liquidating distributions to shareowners totaling $6.50 per share. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority.

Cash Flows

Cash and cash equivalents increased (decreased) due to the following:

(In thousands U.S.$)	2004	2003
CASH FLOWS
Operating activities	$80,229	$(332,551)
Investing activities	523,646	467,648
Financing activities	(534,464)	(350,969)
Discontinued operations	49,041	—

Net increase (decrease) in cash and cash equivalents	$118,452	$(215,872)

Operating activities

Since OPL’s reinsurance operations went into runoff in February 2002 no new reinsurance contracts have been written and there has therefore been a significant reduction in the cash generated from reinsurance operations. Claim payments have exceeded premium receipts and this is likely to continue in future periods. The Company will continue to attempt to accelerate loss payments through commutations and novations of the remaining reinsurance contracts and this will continue the negative cash flow.

During the year ended December 31, 2004 reinsurance balances receivable, funds withheld, accrued losses and loss expenses and reinsurance balances payable decreased by $12.7 million, $224.7 million, $725.6 million and $31.9 million, respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Reinsurance underwriting operations used $422.6 million of cash for the year ended December 31, 2004 compared to using $454.7 million of cash for the year ended December 31, 2003. These cash outflows were primarily due to commutation and novation payments.

During the year ended December 31, 2004, the Company received approximately $20.0 million of tax refunds relating to our real estate and leasing operations. Real estate operations used $8.4 million of cash for the year ended December 31, 2003. The net cash outflow was primarily due to payments of tax and interest payments on the debt that was subsequently repurchased in October 2003. The Company no longer has any real estate operations or obligations.

We received $25.4 million of interest and dividends during the year ended December 31, 2004 compared to $30.1 million for the year ended December 31, 2003. During the year ended December 31, 2004 we generated $478.6 million through the sale of investments in our trading portfolio, primarily the Oxford Strategic Income Fund, compared to $109.9 million in the year ended December 31, 2003.

During the year ended December 31, 2004 we used $21.3 million for the payment of other operating expenses compared to using $9.5 million for the year ended December 31, 2003. The increase was primarily due to the payment of $10 million as final settlement of the class action lawsuit. See “Item 3 – Legal Proceedings”.

Investing activities

Following our decision to go into runoff, our investment objective has been and will continue to be more focused on capital preservation and short-to medium-term liquidity, as opposed to long-term return. Consequently, we have been reducing the duration of our investment portfolio and increasing our short-term investment positions to ensure that we will have sufficient cash available to meet claims obligations as they fall due and to mitigate our exposure to investment losses in the event of interest rate increases. We will continue to review our asset allocation as our runoff progresses. Despite these actions there may still be periods in which the Company records an investment loss as a result of the continued volatility in bond markets.

During the year ended December 31, 2004 we purchased $719.1 million and sold $1,117.1 million of available-for-sale investments compared to $959.8 million and $1,255.8 million, respectively for the year ended December 31, 2003. During the year ended December 31, 2004 sales from our available-for-sale investment portfolios exceeded purchases by $398.0 million. This was in order to fund the Company’s distributions to shareowners and commutation and novation payments. During 2003 the Company sold its remaining S&P 500 portfolios in order to reduce the Company’s exposure to equity price risk.

During the year ended December 31, 2004, we received proceeds of $30.4 million from the sale of our investments in private equity funds.

During the year ended December 31, 2003 our real estate investing activities generated net cash flow of $6.8 million due to the sale of the distribution facility to Kmart Corporation. On October 6, 2003 the Company completed the repurchase and cancellation of $60.0 million of Series A Bonds and $15.0 million of Series B Bonds. The corresponding release of security resulted in the sale of zero-coupon notes for $112.4 million.

Following the sale of our final remaining leased asset in the fourth quarter of 2003 the Company no longer has any real estate investing activities and will therefore no longer generate any cash from real estate.

Financing activities

During the year ended December 31, 2003, the Company paid $112.6 million to repay and repurchase debt, primarily due to the repurchase and cancellation of the Series A and B bonds.

During the year ended December 31, 2003 the Company repurchased $0.7 million of shares. These shares were purchased from employees who had exercised a put-option to sell their shares upon termination of their employment with the Company, following our decision to go into runoff.

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

Since going into runoff OPL has made three liquidating distributions to shareowners totaling $6.50 per share. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority. The timing and amount of any future distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

Contractual Obligations

The Company’s contractual obligations are as follows:

(In thousands U.S.$)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	2,155	787	1,368	—	—

Total	2,155	787	1,368	—	—

The above table excludes estimated future cash flows for losses and loss expenses, as there is typically no minimum contractual commitment associated with reinsurance contracts and also the amount and timing of the cash outflows are uncertain. The amount and timing of the cash outflows will also be affected by the Company’s strategy of attempting to accelerate loss payments through commutations and novations of the remaining reinsurance contracts.

The Company doesn’t have any other contractual obligations as of December 31, 2004.

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

The Company is also exposed to credit risk on losses recoverable from reinsurers and premiums receivable from cedants. The Company mitigated this risk by diversifying its assumed and ceded business with a number of different counterparties and mandating minimum credit ratings for each reinsurer at the time of placement and contractual features that permit the right of offset. The Company continues to monitor financial stability of its reinsurers and cedants on a regular basis.

Following the terrorist attacks of September 11, 2001 OPL’s management conducted a thorough review of the claims paying ability of the Company’s reinsurers and subsequently made a provision for non-collectable reinsurance receivables of $10 million. During the year ended December 31, 2004 OPL’s management reduced the provision by $4 million to reflect the reduced credit risk following the collection of approximately $34 million of losses and loss expenses recoverable due on our aviation excess of loss reinsurance protection.

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

The Company’s financial instruments that are exposed to market risks as of December 31, 2004 and December 31, 2003 are:

	FAIR VALUE
(In thousands U.S.$)	2004	2003
Trading portfolio:
Investment in equity securities:
Emerging markets	$—	$101
Multi-manager funds	—	472,197

	—	472,298
Available-for-sale portfolio:
Investment in equity securities	807	2,447
Investment in fixed income securities	285,162	691,197

	285,969	693,644

Cash and cash equivalents	383,216	264,764
Restricted cash and cash equivalents	—	95,208

	383,216	359,972

Total cash and investments	$669,185	$1,525,914

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

The available-for-sale portfolio comprises both equity and fixed income securities as follows:

•	Available for sale equities consist of an investment in a Bermuda based life reinsurer.

•	The fixed income investments include securities issued by the U.S. governments and government agencies. The Company’s fixed income portfolio correlates closely with the Merrill Lynch U.S. Corporate and Government Bond Index (1-3 years, A rated and above).

Prior to going into runoff the Company used financial modeling and asset allocation techniques to optimize risk and return over the long term (typically up to 10 years). Individual asset classes were selected based on characteristics such as yield, credit quality, currency, liquidity, duration, historical volatility and correlation with other asset classes. Independent investment managers were appointed to execute management-approved investment guidelines. This focus on long-term risk and return resulted in the Company having significant investments in equity and global bond portfolios.

Our risk tolerance has decreased as a result of the decision to put the Company’s reinsurance operations into runoff. Following our decision to go into runoff, our investment objective has been more focused on capital preservation and short- to medium-term liquidity to pay claims when they fall due, as opposed to long-term return. As a result, our allocation to equity securities has decreased significantly. However, there may still be periods in which the Company records an investment loss as a result of the volatility in worldwide bond markets.

The asset allocation for the combined reinsurance trading and available-for-sale portfolios as of December 31, 2004, 2003 and 2002 was as follows:

Asset Class	2004	2003	2002
U.S. equities	0%	0%	13%
Multi-manager funds	0%	31%	23%

Total equities	0%	31%	36%
Cash	57%	24%	35%
Fixed income securities	43%	45%	29%

	100%	100%	100%

The following paragraphs address the significant market risks associated with the Company’s trading and available-for-sale portfolios as of December 31, 2004 and 2003.

Interest Rate Risk

The primary exposure to interest rate risk in the available-for-sale portfolio relates to fixed income investments. Changes in market interest rates directly impact the market value of such securities. The Company’s primary risk exposures are interest rates on fixed rate short-term instruments in the United States. Additionally, the creditworthiness of the issuer, relative values of alternative investments, liquidity and general market and economic conditions may affect fair values of interest rate sensitive instruments.

The Company’s general strategy with respect to fixed income securities is to invest in high quality securities while maintaining diversification to avoid significant concentrations to individual issuers and industry segments. Interest rate risk is managed by maintaining a short duration band. The Company’s fixed income securities have an average duration of approximately one year. This duration reflects the Company’s need to fund loss payments, including commutations, and distributions to shareowners.

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

Equity Price Risk

OPL invested in equity securities to diversify its exposure to interest rate risk and to enhance total return. Fluctuations in the market price of a security may result from perceived changes in the underlying economic characteristics of the investee or its country of operation, liquidity, the relative price of alternative investments or general market conditions.

In general, equity securities have more year-to-year price volatility than intermediate high-grade fixed income securities. However, equity returns over longer time frames have been consistently higher than fixed income returns. As an ongoing entity OPL was not necessarily concerned with short-term price volatility, so long as the portfolio remained well-diversified and overall risk remained within our tolerance, as the Company had adequate capital to absorb short-term equity price volatility. However, following the decision to put OPL’s operations into runoff, we realigned our portfolio to reflect the shorter-term objectives of the Company and have now sold all of our equity investments, with the exception of our equity investment in a Bermuda based life reinsurer.

Foreign Currency Risk

OPL’s reinsurance operations have some exposure to foreign currency rates, particularly the United Kingdom pound sterling and the euro. This exposure has been significantly reduced due to the completion of commutations and novations.

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

The estimates of VaR were calculated using the variance-covariance (delta normal) methodology. The model uses historical interest and equity prices for the 60 months ended December 31, 2004 to estimate the volatility and correlation of each of these rates and prices. The model allocates each investment into a number of security groupings and assigns a benchmark index to each security grouping as a proxy for risk measurement. Mean assumptions include no change in annual interest and no return assumptions. VaR is a statistical estimate and should not be viewed as predictive of the Company’s future financial performance. There can be no assurance that the Company’s actual losses in a particular year will not exceed the VaR amounts indicated in the following table or that such losses will not occur more than once in 20 years.

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

The VaR for each component of the Company’s market risk in the combined trading and available-for-sale portfolios as of December 31, 2004 and December 31, 2003 was:

Total portfolio (in millions U.S.$) :	2004	2003
Interest rate risk	$10.6	$61.8
Equity price risk	0.4	21.0
Credit risk	4.2	5.6
Diversification benefit	(2.8)	(25.4)

	$12.4	$63.0

The portfolios total VaR includes a diversification benefit since interest rate, equity and credit risks are only partially correlated.

The significant decrease in VaR of the portfolio at December 31, 2004 compared to December 31, 2003 reflects the sale of our shares in the Oxford Strategic Income Fund and the significant reduction in the size of the fixed income portfolio. Since going into runoff, the Company has taken actions to reduce the overall risk of the total portfolio by virtually eliminating the exposure to global equity securities, eliminating the exposure to foreign currency risk and significantly reducing the exposure to interest rate risk.

The distribution of VaR for each component of the Company’s market risk in the combined trading and available-for-sale portfolio for the year ended December 31, 2004 was:

Total portfolio (in millions U.S.$) :	March 31	June 30	September 30	December 31
Interest rate risk	$61.0	$57.8	$46.4	$10.6
Equity price risk	21.2	20.9	13.8	0.4
Credit risk	3.0	3.1	2.7	4.2
Diversification benefit	(24.1)	(22.8)	(16.2)	(2.8)

	$61.1	$59.0	$46.7	$12.4

The above VaR analysis relates solely to the Company’s cash and trading and available-for-sale investments.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the loss and loss expense reserving process;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including a residual value reinsurance program where the Company is exposed to losses until 2013 and has a maximum remaining exposure of $180 million;

•	Our ability to collect reinsurance recoverables, particularly given the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Uncertainties relating to government and regulatory policies (such as subjecting us to taxation in certain jurisdictions);

•	Losses due to interest rate fluctuations;

•	Losses arising from the potential sale of OPRe;

•	Volatility in U.S. financial markets which could affect our investment portfolio;

•	Adverse outcomes from any current, pending or future state or federal tax audits; and

•	The resolution of any current, pending or future litigation.

We do not undertake to update these forward-looking statements in any manner.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of OPL are filed together with this Report: see pages F-1 to F-21, which are incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting of the Company.

The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This assessment was based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche have audited the financial statements included in the 2004 Annual Report and have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of Overseas Partners Ltd. Hamilton, Bermuda

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Overseas Partners Ltd. and subsidiaries, (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 6, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE

Hamilton, Bermuda

March 6, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Set forth below is certain biographical information concerning each of the directors.

Mark R. Bridges	Age 45	Director since 2002

Mr. Bridges was appointed President and Chief Executive Officer of OPL effective April 15, 2002. He has also served as Chief Financial Officer and Treasurer of OPL since May 1998. He also serves as a Director of all OPL subsidiaries. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Robert J. Clanin	Age 61	Director since 1994

Mr. Clanin served as Senior Vice President, Treasurer and Chief Financial Officer of UPS from 1994 until his retirement on January 8, 2001. Mr. Clanin also served on the UPS Management Committee and on the UPS Board of Directors. He also serves as a director of Caraustar Industries Inc, which produces recycled packaging, CP Ships Limited, which is one of the world’s largest container shipping companies, John H. Harland Co., a financial services company and Serologicals Corporation, a biotechnology company.

Mark B. Cloutier	Age 49	Director since 2002

Mr. Cloutier was appointed President and Chief Executive Officer of OPRe during May 2002. Mr. Cloutier has also served as Executive Vice President and Chief Claims Officer since November 20, 2000. Prior to joining OPL, Mr. Cloutier held senior management positions at E.W. Blanch Holdings, Inc. from 1999 until 2000 and TIG Holdings from 1995 until 1999.

D. Scott Davis	Age 53	Director since 1999

Mr. Davis served as President and as Chief Executive Officer of OPL from January 7, 1999 until his resignations on January 4, 2000 and March 30, 2000, respectively. After his resignation as Chief Executive Officer, Mr. Davis served as Vice President of Finance for UPS and on January 8, 2001 was appointed Senior Vice President, Treasurer and Chief Financial Officer. Mr. Davis also serves as a member of the UPS Management Committee, which oversees the day-to-day management of UPS. Mr. Davis serves on the Finance Committee of the Georgia Council on Economic Education.

Joseph M. Pyne	Age 57	Director since 1995

From 1999 until his retirement in March 2004 Mr. Pyne directed the supply chain group of companies for UPS. Mr. Pyne also served as a member of the UPS Management Committee. Mr. Pyne is a member of the Council of Logistics Management and is also a member of the Board of Trustees for the UPS Foundation.

Cyril E. Rance	Age 70	Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He is a director of XL Capital Ltd., and of several other international companies registered in Bermuda.

Executive Officers

Listed below is certain information relating to the executive officers of OPL.

Name	Age	Officers
Mark R. Bridges	45	President, Chief Executive Officer and Chief Financial Officer

Mark B. Cloutier	49	Chief Claims Officer, President and Chief Executive Officer of OPRe

Lynda A. Davidson Leader	46	Senior Vice President, Director of Operations and Shareowner Relations

D. Campbell McBeath	49	Senior Vice President, Treasury and Investments

Caroline M. Komposch	33	Senior Vice President, Cedant Management

Executive Officer Biographical Information

For biographical information on Mr. Bridges and Mr. Cloutier, see above section on “Directors”.

Ms. Davidson Leader joined OPL as Finance Manager in February 2000. In March 2002 she was promoted to Senior Vice President, Director of Operations and Shareowner Relations. She is a member of the Institute of Chartered Accountants in England and Wales.

Mr. McBeath joined OPL as Treasury Manager in December 1997. In March 2001 he was promoted to Senior Vice President, Treasury and Investments. Mr. McBeath has 23 years experience in the financial services industries in Bermuda and the United Kingdom.

Ms. Komposch joined OPL in August 1998 as a reinsurance accountant. In August 2001 she was promoted to Vice President, Reinsurance Accounting and was promoted to Senior Vice President, Cedant Management in March 2003. She is a Member of the Institute of Chartered Accountants of Bermuda.

The officers of OPL serve at the pleasure of the Board of Directors.

Audit Committee Financial Experts

The Board of Directors has determined that the Company has at least one audit committee financial expert, Robert J. Clanin, serving on its audit committee. Mr. Clanin is “independent” as that term is defined in the NYSE rules.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by OPL and its subsidiaries, to or on behalf of the following executive officers (collectively the “Named Executive Officers”) in all capacities in which they served for the years ended December 31, 2004, 2003 and 2002:

Annual Compensation
Name and Principal Position	Year	Salary		Bonus (5)		Other Annual Compensation (6)		All Other Compensation (7)
Mark R. Bridges (1) President, Chief Executive Officer and Chief Financial Officer	2004 2003 2002	$ $ $	395,833 370,833 341,667	$ $ $	562,500 437,500 375,000	$ $ $	162,000 156,000 150,000	$ $ $	47,917 40,417 35,833

Mark B. Cloutier (2) President and Chief Executive Officer, OPRe	2004 2003 2002	$ $ $	331,667 312,500 291,665	$ $ $	472,500 375,000 237,500	$ $ $	138,000 132,000 126,000	$ $ $	41,251 36,852 258,000

Lynda A. Davidson Leader (3) SVP Director of Operations	2004 2003 2002	$ $ $	136,583 130,833 119,166	$ $ $	86,000 82,000 48,000	$ $ $	72,000 72,000 64,000	$ $ $	11,129 10,641 8,358

D. Campbell McBeath SVP Treasury and Investments	2004 2003 2002	$ $ $	135,583 129,900 122,833	$ $ $	86,000 77,000 62,900	$ $ $	72,000 72,000 70,000	$ $ $	11,079 10,345 9,289

Caroline M. Komposch (4) SVP Cedant Management	2004 2003	$ $	126,167 120,033	$ $	82,000 63,000	$ $	72,000 66,667	$ $	10,408 9,152

(1)	Mr. Bridges was appointed President & Chief Executive Officer effective April 15, 2002. Prior to that he was Executive Vice President and Chief Financial Officer.
(2)	Mr. Cloutier was appointed President & Chief Executive Officer of OPRe effective April 15, 2002. Prior to that he was Executive Vice President and Chief Claims Officer of OPRe.
(3)	Ms. Davidson Leader was appointed to the position of Senior Vice President, Director of Operations, effective March 1, 2002. Amounts shown for 2002 are in respect of the year ended December 31, 2002.
(4)	Ms. Komposch was appointed to the position of Senior Vice President, Cedant Management, effective March 1, 2003. Amounts shown for 2003 are in respect of the year ended December 31, 2003.
(5)	Amounts shown for 2004 reflect awards determined and paid in 2004 in relation to 2003 performance.
(6)	Other annual compensation consists of housing allowances.
(7)	“All Other Compensation” payments for 2004 include contributions in respect of OPL’s pension plan and the 401(k) and 401(a) plans. Amounts shown for 2004 also include reimbursement of contributions to individual medical and pension plans to Mr. Cloutier following the termination of similar Company benefit plans. Payments made in 2002 include a re-signing bonus for Mr. Cloutier of $250,000 in connection with the issuance of a replacement employment contract effective April 15, 2002. None of the Named Executive Officers received fees as a director or committee member.

Stock Option / Stock Appreciation Right Grants in 2004

There were no stock option grants or SAR grants during 2004.

Stock Options and Stock Appreciation Rights Exercises and Holdings

No Stock Options or SARs were exercised by any Named Executive Officers during 2004. There are no remaining unexercised SARs. The following table contains information on unexercised Stock Options held by the Named Executive Officers on December 31, 2004.

Aggregated Stock Option Value at December 31, 2004

	Number of Unexercised Options		Value of Unexercised Options (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark R. Bridges	70,352	—	$0	$—
Mark B. Cloutier	48,855	—	$0	$—
Lynda A. Davidson Leader	6,500	—	$0	$—
D. Campbell McBeath	13,500	—	$0	$—
Caroline M. Komposch	6,750	—	$0	$—

(1)	Based on the book value per share of OPL Common Stock as of December 31, 2004 minus the exercise price of OPL Common Stock at the time of grant of the Stock Option. As a result of OPL’s decision to place its operations into runoff, it is unlikely that the unexercised Stock Options will have any value in the future.

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

Mr. Bridges was also provided the right to participate in the Company’s pension plan and a monthly housing allowance of $12,500 subject to increase by $500 per month on each subsequent January 1, as well as certain additional benefits which are provided to all employees generally.

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

The scheduled termination date for this agreement is April 14, 2005 unless this agreement is terminated: (i) by the Company with or without Cause, (ii) terminated by Mr. Bridges with or without Good Reason or (iii) due to the death or total and permanent disability of Mr. Bridges in accordance with the applicable long-term policies of the Company. The agreement can also be automatically extended so as to terminate on the first annual anniversary of each renewal date after the initial term, unless either the Company or Mr. Bridges gives the other written notice. If Mr. Bridges’ employment is terminated by OPL without Cause or by Mr. Bridges with Good Reason during the term of the agreement or if the agreement is not extended by the Company upon the expiration of the initial Term of Appointment, he is entitled to receive in addition to accrued salary and benefits, a Severance benefit equal to: 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) the monthly housing allowance and medical benefits for twenty-four months after termination, which shall cease if he obtains full-time employment or resides outside of Bermuda. Mr. Bridges will also be entitled in these circumstances (within 45 days) to exercise a put option, requesting that OPL purchase his shares at current book value.

On March 7, 2005 Mr. Bridges employment was extended to March 31, 2006 on substantially equivalent terms. The employment agreement, which can be extended by mutual consent, provides the Executive with an annual base salary of $450,000 and an annual housing allowance of $168,000. The annual incentive bonus and Severance benefits remain the same as the expiring contract outlined above. The Severance benefits become due upon the Executive’s termination of employment. In addition, Mr. Bridges shall be entitled to a retention bonus of $833,000, payable upon the earliest of (i) March 31, 2006 and (ii) the Executive’s termination without Cause. No retention bonus will be paid if Mr. Bridges’ employment is terminated for Cause or if he voluntarily terminates his employment.

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

Mr. Cloutier was also provided the right to participate in the Company’s pension plan or to receive an equivalent amount in the event the relevant plan is terminated, and a monthly housing allowance of $10,500, which increases by $500 per month on each subsequent January 1. In addition, the Company will reimburse Mr. Cloutier for the cost of one round-trip business class airline ticket between Bermuda and Dallas, Texas each month and provide certain additional benefits, which are provided to all employees generally.

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

The scheduled termination date for this agreement is April 14, 2005 unless the agreement is terminated: (i) by the Company with or without Cause, (ii) by Mr. Cloutier with or without Good Reason or (iii) due to the death or total and permanent disability of Mr. Cloutier in accordance with the applicable long-term policies of the Company. The agreement can also be automatically extended so as to terminate on the first annual anniversary of each renewal date after the initial term, unless either the Company or Mr. Cloutier gives the other written notice. If Mr. Cloutier’s employment is terminated by OPL without Cause or by Mr. Cloutier with Good Reason during the term of the agreement, or if the agreement is not extended by the Company upon the expiration of the initial Term of Appointment, he is entitled to receive in addition to accrued salary and benefits, a Severance benefit equal to: 1) two times his i) annual base salary and ii) target annual incentive amount, 2) the pro rata target annual incentive amount for the year of termination, and 3) two times the monthly housing allowance 4) medical benefits for twenty-four months after termination, which shall cease if he obtains full-time employment and 5) the expense cost (up to $30,000) of relocating from Bermuda, provided such relocation occurs within six months following termination. Mr. Cloutier will also be entitled in these circumstances (within 45 days) to exercise a put option, requesting that OPL purchase his shares at current book value.

By mutual consent it was determined that Mr. Cloutier’s employment would not be extended beyond the April 14, 2005 termination date.

Ms. Davidson Leader, Mr. McBeath and Ms. Komposch have each entered into Statements of Employment in accordance with the Company’s customary practice for all employees (with the exceptions of Mr. Bridges and Mr. Cloutier who are discussed above). Such Statements of Employment provide for the following: (i) an annual base salary (subject to annual review); (ii) a housing allowance; (iii) a target annual incentive at 50% of base salary (subject to a minimum of 25% and a maximum of 75% of base salary); (iv) the right to participate in the Company’s pension plan; and (v) certain additional benefits which are provided to all employees generally. The actual compensation packages for the three individuals are detailed under the tables and descriptive paragraphs of this section entitled “Executive Compensation”.

Each of the three individuals shall be entitled to receive a target Retention and Incentive Award of either 60% or 90% of base salary for the period from April 1, 2002 through March 31, 2005. The final amount of the Retention and Incentive Award will be determined at the sole discretion of the Compensation Committee in accordance with the provisions of the Overseas Partners Ltd. Retention and Incentive Award Plan and is payable at the earlier of (i) March 31, 2005, (ii) the Executive’s termination without Cause, or (iii) the Executive’s termination of employment with Good Reason. No such bonus will be paid if the Executive is terminated for Cause or if the Executive terminates his or her employment without Good Reason. If the Executive’s employment is terminated without Cause or by the Executive with Good Reason, the Executive is entitled to receive, in addition to accrued salary and benefits, a severance benefit equal to nine months of base salary and housing allowance, a pro-rata target annual incentive amount for the year of termination and medical benefits for up to nine months after termination which shall cease if the Executive obtains full-time employment. All Executives will also be entitled to exercise a put option (within 45 days), requesting that OPL purchase their shares at current book value.

Mr. McBeath’s and Ms. Komposch’s employment will terminate on March 31, 2005, whereas Ms. Davidson Leader’s employment has been extended until March 31, 2006 on substantially equivalent terms to those outlined above.

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

Components of the Named Executive Officer Compensation for 2004

For 2004, the executive compensation program for the Named Executive Officers consisted of the following components:

Base salary: The Named Executive Officers’ base salaries and performance are reviewed annually. The base salaries are primarily determined by evaluating the individual officers’ level of responsibilities for their position, the strategic importance of their position, their position relative to other positions within OPL, and by comparing salaries detailed in the salary surveys for Bermuda-based executives with similar experience and responsibilities outside of OPL. Consideration is also given to the views of the CEO regarding how the Named Executive Officer has performed during prior years. The Committee does not place specific weight on any of the above-listed factors.

Housing allowance: Allowances for executives are intended to subsidize the executive officers’ rental costs given the high cost of living in Bermuda. Such allowances are determined at the sole discretion of the Committee based on their assessment of prevailing market rates.

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

The annual incentive awards approved by the Committee and paid in 2004 relate to 2003 performance. In assessing individual performance, the Committee considered a number of achievements in relation to, among other things, (i) the preservation of capital through effective risk management initiatives including the early settlement of reinsurance liabilities and the disposal of illiquid investments and the collection of reinsurance balances recoverable; (ii) the creation of shareowner value through investment income, the settlement of accrued losses and loss expenses at an amount less than carried reserves and control over internal runoff costs; (iii) timely release of capital for distribution to shareowners. The Committee also considered the Company’s overall financial performance.

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

Determination of the CEO’s Compensation for 2004

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

Base salary: Mr. Bridges’ annual base salary for 2004 of $395,833 was determined by the Committee after an assessment of competitive salary levels for CEO’s of similar-sized reinsurance companies, the scope and nature of runoff activities relative to ongoing reinsurance companies and his overall prior performance with the Company.

Housing allowance: Mr. Bridges’ housing allowance was increased to $13,500 per month to reflect competitive market rates in Bermuda for similar positions.

Annual incentive compensation: The annual incentive for Mr. Bridges paid in 2004 and earned for 2003 performance, was determined at the discretion of the Committee. The Committee considered both the performance of the Company and Mr. Bridges’ individual performance. The individual performance weighting reflected, amongst other things, (i) preservation of capital through effective risk management initiatives; (ii) accelerated settlement of reinsurance liabilities; (iii) disposal of real estate assets and remaining debt; (iv) control over operating overhead; and (v) release of capital for distribution.

Long-term incentive compensation: No awards for long-term incentive compensation were provided during 2004 as a result of OPL’s status as a Company in runoff. Mr. Bridges will participate in the Company’s Retention and Incentive Award Plan to the extent he remains with the Company until the termination of his contract (unless he is terminated for Cause). The amount of award payable is at the discretion of the Compensation Committee taking into account the financial performance of the Company through to the termination date.

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

No individual or group known to the Company beneficially owns more than five percent of the outstanding shares of OPL Common Stock.

Common Stock Held as of February 28, 2005 (1)
Name	Shares Beneficially Owned (2)	Additional Shares in which the Individual has, or Participates in, the Voting or Investment Power (3)	Total Shares and Percent of Class
Mark R. Bridges Cumberland House One Victoria Street P.O. Box 1581 Hamilton, HM GX, Bermuda	164,494 (includes 70,352 unexercised Stock Options)	—	164,494 (0.14)%

Robert J. Clanin 55 Glenlake Parkway NE Atlanta, GA 30328	44,075 (includes 6,204 unexercised Stock Options)	5,382,167	5,426,242 (4.57)%

Mark B. Cloutier Cumberland House One Victoria Street P.O. Box 1581 Hamilton, HM GX, Bermuda	53,381 (includes 48,855 unexercised Stock Options)	—	53,381 (0.04)%

Lynda A. Davidson Leader Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	9,484 (includes 6,500 unexercised Stock Options)	—	9,484 (0.01)%

D. Scott Davis 55 Glenlake Parkway NE Atlanta, GA 30328	23,995 (includes 6,204 unexercised Stock Options)	—	23,995 (0.02)%

D. Campbell McBeath Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	21,992 (includes 13,500 unexercised Stock Options)	—	21,992 (0.02)%

Joseph M. Pyne 55 Glenlake Parkway NE Atlanta, GA 30328	30,181 (includes 6,204 unexercised Stock Options)	—	30,181 (0.03%)

Cyril E. Rance Blue Anchorage No. 6 Agars Hill - Point Shares Pembroke, HM 05, Bermuda	8,204 (includes 6,204 unexercised Stock Options)	—	8,204 (0.01)%

Caroline M. Komposch Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	8,826 (includes 6,750 unexercised Stock Options)	—	8,826 (0.01)%

All directors and executive officers as a group (9 persons) (4)	364,632	5,382,167	5,746,799 (4.84)%

(1)	These holdings are calculated in accordance with regulations of the SEC requiring the disclosure of shares as to which directors and officers hold voting or dispositive power, notwithstanding the fact that they are held in a fiduciary, rather than a personal, capacity and that the power is shared among a number of fiduciaries including, in several cases, corporate trustees, directors or other persons who are neither officers nor directors of OPL.

(2)	The amounts shown in this column include an aggregate of 15,779 shares owned by or held in trust for members of the families of Mr. Clanin and Mr. Davis as to which they disclaim beneficial ownership. The amounts shown in this column include unexercised Stock Options held by the Named Executive Officers that are exercisable within 60 days of February 28, 2005. As a result of OPL’s decision to place its operations into runoff, it is unlikely that the unexercised stock options will be exercised.
(3)	None of the directors, nominees, other officers or members of their families, have any ownership rights in the shares listed in this column. Of the shares 5,045,005 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.
(4)	All directors and officers as a group are totaled as of February 28, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information about our equity compensation plans as of December 31, 2004:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for issuance (1)
Equity compensation plans approved by shareholders	213,521	$14.50	4,664,378
Equity compensation plans not approved by shareholders	—	—	—

Total	213,521	$14.50	4,664,378

(1)	Other than securities to be issued upon exercise of outstanding options.

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

Two members of OPL’s Board of Directors served as officers of UPS during 2004. Mr. Joseph M. Pyne served as Senior Vice President - Corporate Marketing of UPS until his retirement on March 31, 2004 and Mr. D. Scott Davis serves as Vice President, Treasurer and Chief Financial Officer of UPS.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees, including expenses reimbursed, billed or expected to be billed by Deloitte & Touche for professional services rendered for the audit of the Company’s annual consolidated financial statements and examination of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and December 31, 2003 were $404,529 and $390,980 respectively.

Audit Related Fees

The aggregate fees, including expenses reimbursed, billed or expected to be billed by Deloitte & Touche for audit related services rendered to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 were $14,525 and $nil respectively. The fees for the year ended December 31, 2004 related to an agreed upon procedures engagement.

Tax Fees

The aggregate fees billed, or expected to be billed, by Deloitte & Touche for professional services rendered to the Company for tax compliance, tax advice and tax planning, for the years ended December 31, 2004 and December 31, 2003 were $544,638 and $254,668, respectively. The fees for the year ended December 31, 2004 primarily related to assistance on tax matters relating to the planned liquidation and also included federal and state income tax return assistance and assistance with tax audits. The fees for the year ended December 31, 2003 primarily related to federal and state income tax return assistance and assistance with tax audits.

All Other Fees

The aggregate fees billed, or expected to be billed, by Deloitte & Touche for services rendered to the Company, other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees”, for the fiscal years ended December 31, 2004 and December 31, 2003 were $8,700 and $5,000 respectively. The fees for the year ended December 31, 2004 were primarily related to assistance with the examination of OPUS Re by the Delaware Department of Insurance. The fees for the year ended December 31, 2003 were primarily for time spent providing information to potential purchasers of OPUS Re related to audit services performed.

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

Pre-Approval Policy

The services performed by the independent auditor in 2004 were pre-approved in accordance with the pre-approval policy disclosed in the Company’s Charter of the Audit Committee of the Board of Directors. These policies state that the Audit Committee must pre-approve all audit and permissible non-audit services performed for the Company by the independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements.

- See Index to Financial Statements and Financial Statement Schedules at page F-1

2. Financial Statement Schedules.

- See Index to Financial Statements and Financial Statement Schedules at page F-1

3. List of Exhibits.

- See Exhibit Index at page E-1

(b)	Exhibits required by Item 601 of Regulation S-K.

- See Exhibit Index at page E-1

OVERSEAS PARTNERS LTD.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND SCHEDULES COMPRISING ITEMS 8

AND 15(a) OF THE ANNUAL REPORT

ON FORM 10-K TO THE SECURITIES

AND EXCHANGE COMMISSION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Page Number
Item 8.	Financial Statements

	Report of Independent Registered Public Accounting Firm	F –2

	Consolidated Balance Sheets as of December 31, 2004 and 2003	F –3

	Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	F –4

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003, and 2002	F –5

	Consolidated Statements of Members’ Equity for the years ended December 31, 2004, 2003, and 2002	F –6

	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002	F –7

	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002	F –8 to F –21

Item 15(a).	Financial Statement Schedules
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members

of Overseas Partners Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE

Hamilton, Bermuda

March 6, 2005

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Consolidated Balance Sheets

  December 31, 2004 and 2003

  (In thousands U.S.$, except share and per share amounts)

	2004	2003
ASSETS:
Investments:
Trading, at fair value-	$—	$472,298
Equity securities (cost 2004 – $nil, 2003 – $357,759)
Available-for-sale, at fair value-
Debt securities (amortized cost 2004 – $285,708, 2003 – $234,650)	285,162	234,645
Restricted debt securities (amortized cost 2004 – $nil, 2003 – $449,546)	—	456,552
Equity securities (cost 2004 – $709, 2003 – $1,064)	807	2,447

	285,969	1,165,942
Cash and cash equivalents	383,216	264,764
Restricted cash and cash equivalents	—	95,208
Reinsurance balances receivable	3,776	16,487
Funds withheld	17,978	242,635
Paid losses recoverable from reinsurers	21,383	26,279
Unpaid losses and loss expenses recoverable from reinsurers	24,621	63,598
Deferred acquisition costs	4	106
Assets relating to subsidiary held for sale	—	255,541
Other assets:
Investment in private equity funds, at cost	—	22,628
Investment in affiliate	—	5,000
Other	17,090	29,939

Total assets	$754,037	$2,188,127

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$188,155	$913,711
Unearned premiums	1,349	8,782
Reinsurance balances payable	28,060	59,933
Accounts payable and other liabilities	21,083	25,659
Liabilities relating to subsidiary held for sale	—	182,155
Distribution payable	—	296,924

Total liabilities	$238,647	$1,487,164

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value, $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,769,846 shares (2003: 118,769,846 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	624,193	800,695
Treasury stock (2004 – 8,730,154 shares, 2003 – 8,730,154 shares), at cost	(158,755)	(158,755)
Deferred compensation	—	(34)
Accumulated other comprehensive (loss) income	(448)	8,657

Total members’ equity	515,390	700,963

Total liabilities and members’ equity	$754,037	$2,188,127

Net book value per share	$4.34	$5.90

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Consolidated Statements of Income

  Years Ended December 31, 2004, 2003 and 2002

  (In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

	2004	2003	2002
Revenues:
Gross reinsurance premiums written	$3,616	$(70,044)	$208,965
Reinsurance premiums ceded	481	(3,012)	(77,244)

Net reinsurance premiums written	4,097	(73,056)	131,721
Change in unearned premiums	5,302	111,182	88,689

Reinsurance premiums earned	9,399	38,126	220,410
Commission and fee income	1,667	(237)	5,799
Operating lease with UPS	—	—	3,645
Finance lease	—	3,020	3,365
Hotel	—	—	37,222
Office building	—	—	39,605
(Loss) gain on sale of real estate assets	—	(10,198)	139,902
Interest	22,688	32,410	37,704
Realized gain (loss) on available-for-sale securities and private equity	6,045	66,138	(174,776)
Net holding gain on trading securities	11,807	57,396	11,985
Amortization of fixed income securities	(5,416)	(4,163)	7,484
Dividends	221	2,226	4,469

	46,411	184,718	336,814

Expenses:
Reinsurance losses and loss expenses	(61,552)	51,579	232,567
Reinsurance commissions, taxes and other expenses	11,509	18,028	81,977
Depreciation expense	—	—	9,038
Real estate and leasing operating expenses	—	814	51,522
Interest expense	—	43,106	106,616
Minority interest in earnings	—	—	2,025
Investment expenses	1,877	5,366	3,667
Impairment expense	—	5,593	—
Other operating expenses	11,346	19,732	20,175

	(36,820)	144,218	507,587

Income (loss) from continuing operations before income taxes	83,231	40,500	(170,773)

Income taxes - current benefit (expense)	969	15,351	(41,861)
- deferred benefit	—	25	10,972
	969	15,376	(30,889)

Net income (loss) from continuing operations	84,200	55,876	(201,662)

Discontinued operations:
Net loss from disposed subsidiary, net of taxes	(23,162)	(10,021)	(14,929)

Net income (loss)	$61,038	$45,855	$(216,591)

EARNINGS PER SHARE
Income (loss) from continuing operations	$0.71	$0.47	$(1.70)
Loss from discontinued operations	(0.20)	(0.08)	(0.13)

Basic and diluted net income (loss) per share	$0.51	$0.39	$(1.82)

Weighted average number of shares outstanding	118,770	118,825	118,967

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Consolidated Statements of Comprehensive Income

  Years Ended December 31, 2004, 2003 and 2002

  (In thousands U.S.$)

	2004	2003	2002
Net income (loss)	$61,038	$45,855	$(216,591)

Other comprehensive (loss) income:
Net unrealized holding (losses) gains on available-for-sale securities	(6,481)	48,968	(71,081)
Less: reclassification adjustment for (gains) losses included in net income	(2,301)	(66,138)	174,776

Other comprehensive (loss) income of continuing operations	(8,782)	(17,170)	103,695

Net unrealized holding (losses) gains on available-for-sale securities of disposed subsidiary, net of tax	(323)	(720)	1,876

Other comprehensive (loss) income	(9,105)	(17,890)	105,571

Comprehensive income (loss)	$51,933	$27,965	$(111,020)

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Consolidated Statements of Members’ Equity

  Years Ended December 31, 2004, 2003 and 2002

  (In thousands U.S.$, except share and per share amounts. Number of shares in thousands.)

	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	127,500	$12,750	(8,406)	$(155,406)	$(3,115)	$37,650	$1,506,066	$(79,024)	$1,318,921
Net loss	—	—	—	—	—	—	(216,591)	—	(216,591)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	105,571	105,571
Restricted shares forfeited	—	—	(1)	(19)	19	—	—	—	—
Purchase of treasury stock	—	—	(238)	(2,622)	—	—	—	—	(2,622)
Amortization of restricted common stock compensation	—	—	—	—	2,786	—	—	—	2,786

Balance, December 31, 2002	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	45,855	—	45,855
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	(17,890)	(17,890)
Liquidating distributions ($4.50 per share)	—	—	—	—	—	—	(534,635)	—	(534,635)
Purchase of treasury stock	—	—	(85)	(708)	—	—	—	—	(708)
Amortization of restricted common stock compensation	—	—	—	—	276	—	—	—	276

Balance, December 31, 2003	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963
Net income	—	—	—	—	—	—	61,038	—	61,038
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	(9,105)	(9,105)
Liquidating distributions ($2.00 per share)	—	—	—	—	—	—	(237,540)	—	(237,540)
Amortization of restricted common stock compensation	—	—	—	—	34	—	—	—	34

Balance, December 31, 2004	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$624,193	$(448)	$515,390

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Consolidated Statements of Cash Flows

  Years Ended December 31, 2004, 2003 and 2002

  (In thousands U.S.$)

	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$61,038	$45,855	$(216,591)
Adjustments to reconcile net income (loss) to net cash provided (expended) by operating activities:
Net loss from subsidiary held for sale	23,162	10,021	14,929
Deferred income taxes	—	—	(10,972)
Depreciation and impairment expense	—	5,593	9,038
Minority interest in earnings	—	—	2,025
Realized (gain) loss on available-for-sale securities and private equity	(6,045)	(66,138)	174,776
Net holding gain on trading securities	(11,807)	(57,396)	(11,985)
Amortization of fixed income securities	5,416	4,163	(7,484)
Amortization of restricted common stock compensation	34	276	2,786
Loss (gain) on sale of real estate assets	—	10,198	(139,902)
Premium on debt repurchase	—	35,611	78,001
Other	(1,374)	(130)	(2,177)
Changes in assets and liabilities:
Reinsurance balances receivable	12,711	197,314	135,765
Losses and loss expenses recoverable from reinsurers	43,873	23,734	77,234
Funds withheld	224,657	85,457	(73,043)
Deferred acquisition costs	102	6,220	40,949
Unearned premiums ceded	—	1,856	(66,713)
Other assets	19,265	(5,976)	24,145
Accrued losses and loss expenses	(725,556)	(473,219)	(361,862)
Unearned premiums	(7,433)	(116,149)	(23,223)
Reinsurance balances payable	(31,873)	(163,241)	59,708
Accounts payable and other liabilities	(4,576)	13,548	(25,764)
Proceeds from sales of trading investments	478,635	109,852	4,115
Purchase of trading investments	—	—	(1,346)

Net cash flow provided (expended) by operating activities	80,229	(332,551)	(317,591)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	1,117,101	1,255,806	1,393,362
Purchase of available-for-sale investments	(719,090)	(959,835)	(939,463)
Proceeds from maturities of held-to-maturity investments	—	—	13,297
Purchase of held-to-maturity investments	—	—	(84,192)
Proceeds from sale of private equity funds	30,427	—	—
Net movement in restricted cash and cash equivalents	95,208	164,894	(260,103)
Net cash outflow from sale of Overseas Partners Cat Ltd.	—	—	(38,632)
Net proceeds from sales of real estate assets	—	6,783	372,567
Additions to real estate and leasing assets	—	—	(11,517)

Net cash flow provided by investing activities	523,646	467,648	445,319

CASH FLOW FROM FINANCING ACTIVITIES:
Purchases of treasury stock	—	(708)	(2,622)
Repayment and repurchase of debt	—	(112,550)	(252,473)
Distributions to minority interest	—	—	(2,215)
Liquidating distributions	(534,464)	(237,711)	—

Net cash flow expended by financing activities	(534,464)	(350,969)	(257,310)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Proceeds from sale of subsidiary	42,029	—	—
Distribution from subsidiary held for sale	7,012	—	198,500

Net cash flow provided by discontinued operations	49,041	—	198,500

Net increase (decrease) in cash and cash equivalents	118,452	(215,872)	68,918

Cash and cash equivalents:
Beginning of year	264,764	480,636	411,718

End of year	$383,216	$264,764	$480,636

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

1. ORGANIZATION

The accompanying consolidated financial statements include the accounts of Overseas Partners Ltd. and its subsidiaries (collectively OPL or the Company). OPL was engaged in the property and casualty reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. OPL and its reinsurance subsidiaries have discontinued writing new business. OPL has disposed of its real estate assets and is no longer engaged in the real estate and leasing business.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following are the significant accounting policies adopted by the Company.

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

Following the decision to place the reinsurance operations into runoff, the Company has completed the early commutation (i.e. negotiated settlement and cancellation) and novation (i.e. transfer of the Company’s rights and obligations to another reinsurer) of several reinsurance programs. Loss reserve settlements that are structured as commutations are recorded as an increase or decrease in incurred claims whereas the commutation of unexpired risks and novations are recorded as a return of the original premium income and attendant claims and expenses.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

    Notes to Consolidated Financial Statements

    Years Ended December 31, 2004, 2003 and 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The reserves for accrued losses and loss expenses include an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses are estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflects management’s best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. The reserves as established by management are reviewed periodically and adjustments are made in the period in which they become known. Although management believes the reserves are adequate, based on all available information, there can be no assurance that actual losses will not differ significantly from the amounts provided. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims, are settled. In particular, there are significant uncertainties over the estimates of ultimate losses associated with the following: (a) a $180 million residual value reinsurance program where the Company is exposed to losses through 2013 arising from potential lease income shortfalls on a portfolio of aircraft. The Company carries reserves for this program using actuarial projections that reflect the current performance of the fleet and projected future performance under a number of economic scenarios; (b) the Company is engaged in several ongoing disputes with ceding companies. The Company continues to reserve for losses and loss expenses on all disputed contracts without regard to any possibility of a favorable outcome. However, the uncertainty surrounding such estimates is increased by the fact that the Company may not have received current loss information from the ceding company during the period of the dispute and may not have had the opportunity to audit or otherwise review the reliability of such reported information.

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

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash, cash equivalents, investments, reinsurance balances receivable, funds withheld and losses and loss expenses recoverable from our reinsurers.

Trading securities are carried at fair value with any unrealized gains and losses included in net income. Available-for-sale securities are carried at fair value with any unrealized gains and losses included in other comprehensive income. The cost of securities sold is calculated using the specific identification method. Private equity funds, for which there were no readily determinable market values, were recorded at cost.

Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary, and, in some cases, the estimation of fair value involve significant management judgment. If trading and available-for-sale investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost, primarily the private equity funds, or the investment in affiliate are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined.

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the second quarter of 2003, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The adoption of the fair value based method had no effect on net income for the years ended December 31, 2003 and December 31, 2004 as no stock-based compensation awards were made in 2003 or 2004. The adoption of SFAS 123 was applied only to awards granted subsequent to January 1, 2003. As a result of OPL’s decision to runoff its operations, it is unlikely that any further stock-based compensation awards will be made.

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires the primary beneficiary of a variable interest entity (“VIE”) to include the assets, liabilities and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated VIEs. In addition, FIN 46R requires disclosure of information about the nature, purpose and activities on unconsolidated VIEs in which the Company holds a significant variable interest. For the purposes of FIN 46R, OPL is a nonpublic entity and therefore FIN 46R is effective immediately for any interests in VIEs acquired after December 31, 2003 and effective January 1, 2005 for all VIEs acquired before December 31, 2003. OPL does not have any VIE’s as of December 31, 2004 and therefore the implementation of FIN 46R will not have any impact on our financial position, results of operations or financial reporting.

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

Certain of the 2003 and 2002 amounts have been reclassified to conform to the presentation adopted in 2004.

3. SALE OF SUBSIDIARIES

In July 2004 OPL and Odyssey Re Holdings Corp. (“OdysseyRe”) entered into a definitive stock purchase agreement, pursuant to which OdysseyRe would purchase 100% of the outstanding shares of Overseas Partners US Reinsurance Company (“OPUS Re”). The closing of the transaction occurred on November 15, 2004. The purchase price was $43.0 million and the loss on sale was $25.9 million.

In accordance with SFAS 144, the net operating results of OPUS Re have been recorded as discontinued operations in the statement of income. The financial statements for prior periods presented have been restated on a consistent basis. All assets pertaining to OPUS Re as of December 31, 2003, have been recorded as a single line item “Assets relating to subsidiary held for sale” and similarly all liabilities have been recorded as a single line item “Liabilities relating to subsidiary held for sale”.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

3. SALE OF SUBSIDIARIES (continued)

Summary financial information about the Company’s discontinued operations is presented in the following tables:

(In thousands)	2004	2003	2002
REVENUES
Premiums earned	$15,190	$80,020	$236,908
Investment income	2,478	4,005	17,578

	$17,668	$84,025	$254,486

NET INCOME (LOSS)
Income (loss) from subsidiary held for sale	$4,930	$(11,645)	$(17,595)
Income taxes relating to subsidiary held for sale	(2,153)	1,624	2,666
Loss on sale of subsidiary	(25,939)	—	—

Net loss from disposed subsidiary	$(23,162)	$(10,021)	$(14,929)

On May 10, 2002 OPL sold its wholly owned subsidiary Overseas Partners Cat Ltd. (“OPCat”) to RenaissanceRe Holdings Ltd for $25 million, equal to OPCat’s net book value at the date of sale. Prior to, and in anticipation of, the sale, OPCat returned approximately $420 million of capital. At the date of sale OPCat’s assets included $63.6 million of cash, therefore the sale resulted in a net cash outflow of $38.6 million. OPL remains liable for adverse development on losses incurred prior to February 13, 2002 and, conversely, is entitled to a profit commission for any favorable development.

4. INVESTMENTS

Amortized cost and fair value of investments in trading and available-for-sale securities are as follows:

(In thousands U.S.$) December 31, 2004:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
Available-for-sale debt:
U.S. government bonds	$65,153	$127	$(268)	$65,012
Corporate and other bonds	127,650	452	(345)	127,757
Mortgage-backed securities	92,905	35	(547)	92,393

	285,708	614	(1,160)	285,162

Available-for-sale equities:
Equities	709	98	—	807

	$286,417	$712	$(1,160)	$285,969

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (continued)

(In thousands U.S.$) December 31, 2003:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
Trading equities:
Emerging markets	$101	$—	$—	$101
Multi-manager fund	357,658	114,539	—	472,197

	357,759	114,539	—	472,298

Available-for-sale debt:
U.S. government bonds	229,992	2,137	(115)	232,014
Corporate and other bonds	212,121	4,404	(37)	216,488
Mortgage-backed securities	242,083	822	(210)	242,695
	684,196	7,363	(362)	691,197
Available-for-sale equities:
Equities	1,064	1,383	—	2,447

	$1,043,019	$123,285	$(362)	$1,165,942

The multi-manager fund was listed on the Irish and Cayman Islands Stock Exchanges. The fund was a strategic income multi-manager fund with underlying securities including high grade bonds, floating rate loans, convertible securities and high yield bonds. The underlying securities were all issued in the U.S. with the average credit quality of the fund not falling below investment grade. The Company’s shares in this fund were sold during the year ended December 31, 2004 and the fund was subsequently liquidated.

The amount of unrealized losses and the related fair value of investments with unrealized losses are as follows:

(In thousands U.S.$) December 31, 2004:	FAIR VALUE	UNREALIZED LOSSES
Available-for-sale debt:
U.S. government bonds	$28,412	$(268)
Corporate and other bonds	40,451	(345)
Mortgage-backed securities	55,474	(547)

	$124,337	$(1,160)

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

	2004
(In thousands U.S.$)	AMORTIZED COST	FAIR VALUE
Available-for-sale securities:
Within 1 year	$62,412	$62,412
After 1 year through 5 years	130,391	130,357
Mortgage-backed securities	92,905	92,393
	$285,708	$285,162

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

4. INVESTMENTS (continued)

The components of realized gains and losses were as follows:

(In thousands U.S.$)	2004	2003	2002
Available-for-sale:
Equities	$(343)	$44,267	$(205,468)
Fixed income	2,644	1,010	(3,486)
Zero-coupon notes	—	20,861	34,803
Other	—	—	(625)

	2,301	66,138	(174,776)
Private equity	3,744	—	—

	$6,045	$66,138	$(174,776)

Investment income for 2004 includes gross realized gains from the sales of available-for-sale securities of $4.7 million and gross realized losses of $2.4 million. Investment income for 2003 includes gross realized gains from the sales of available-for-sale securities of $78.9 million and gross realized losses of $12.8 million. Investment income for 2002 includes gross realized gains from the sales of available-for-sale securities of $51.5 million and gross realized losses of $226.3 million.

These results included the effects of write downs in the cost basis of OPL’s investment in a Bermuda based life reinsurer and, for the years ended December 31, 2003 and December 31, 2002, the effects of the write down in the cost basis of OPL’s equity investments in certain stocks in the S&P 500 portfolio, where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such write-downs are recognized as realized losses in the income statement, even though there were no sales of the securities. For the years ended December 31, 2004, December 31, 2003 and December 31, 2002 the total amount of the write down was $0.4 million, $8.0 million and $177.5 million respectively.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

5. ACCRUED LOSSES AND LOSS EXPENSES

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands U.S.$)	2004	2003	2002
Gross balance as of January 1,	$913,711	$1,370,110	$1,798,044
Less reinsurance recoverable	(63,598)	(112,612)	(190,845)

Net balance as of January 1,	850,113	1,257,498	1,607,199

Incurred related to:
Current year	2,128	37,760	216,802
Prior years	(63,680)	13,819	15,765

Total incurred	(61,552)	51,579	232,567

Paid related to:
Current year	(988)	(7,038)	(85,675)
Prior years	(624,039)	(451,926)	(463,013)

Total paid	(625,027)	(458,964)	(548,688)

Transfer of loss reserves on sale of OP Cat	—	—	(33,580)

Net balance as of December 31,	163,534	850,113	1,257,498
Plus reinsurance recoverable	24,621	63,598	112,612

Gross balance as of December 31,	$188,155	$913,711	$1,370,110

The reduction in incurred losses from prior years of $63.7 million for the year ended December 31, 2004 reflects the settlement of liabilities through commutations and novations at amounts less than carried reserves and a reduction in the provision for non-collectible reinsurance of $4 million. The commutations included a workers’ compensation contract, with recorded loss reserves of approximately $198 million, where reinsurance had been provided to a reinsurer that had commenced arbitration to rescind its own reinsurance contract with the primary carrier. The commutation allowed the Company to generate savings compared to carried reserves and eliminated the risk of further losses that may have arisen from an unfavorable arbitration decision in the underlying contract.

As a result of the change in estimates of insured events in prior years, the provision for losses and loss expenses increased by $13.8 million and $15.8 million in 2003 and 2002, respectively. The 2002 increase related to an increase in estimated ultimate losses on a number of programs, primarily a marine contract and two multi-year contracts in our property and accident & health lines of business, respectively. These contracts have now been commuted. The 2003 increase related primarily to an increase in estimated ultimate losses of approximately $15 million on two workers’ compensation programs. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. These contracts were subsequently commuted in 2004.

Losses recoverable are primarily due from five different reinsurers including three Lloyds of London syndicates. Following the terrorist attacks of September 11, 2001 OPL’s management conducted a thorough review of the claims paying ability of the Company’s reinsurers and subsequently made a provision for non-collectible reinsurance receivables of $10 million. During the year-ended December 31, 2004 OPL’s management reviewed the provision and reduced it to $6 million to reflect the collection of a significant portion of the assets through commutation with the Company’s reinsurers. Losses incurred are net of $(0.2) million, $4.3 million and $(49.7) million of losses recoverable from reinsurers for the years ended December 31, 2004, 2003 and 2002 respectively.

As of December 31, 2004 and 2003, there were no amounts due from any individual reinsurer in excess of 10% of OPL’s members’ equity.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

6. COMMITMENTS

Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. At December 31, 2003 the Company had $448.2 million of cash and investments collateralizing our $441.3 million letter of credit facilities. In the normal course of reinsurance business, OPL’s bankers had issued letters of credit totaling $261.0 million as of December 31, 2003 to collateralize the Company’s accrued losses and unearned premium obligations to certain reinsureds. As OPL’s letter of credit facilities expired on December 31, 2004 the Company no longer has investments collateralizing these facilities. Where necessary, the Company has issued replacement collateral in the form of deposits with the reinsureds.

7. REAL ESTATE AND LEASING ACTIVITIES

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

8. TAXES

OPL and its remaining subsidiaries are incorporated under the laws of the Islands of Bermuda. OPL believes that neither it nor its Bermuda subsidiaries carries on business through a permanent establishment in the United States. Therefore, it does not expect itself or its Bermuda subsidiaries to be subject to United States income taxes. Under current Bermuda law, OPL and its Bermuda subsidiaries are not obligated to pay any tax in Bermuda based upon income or capital gains.

Certain of OPL’s subsidiaries were incorporated in the United States. These subsidiaries were subject to United States income taxes. As of January 14, 2005 OPL has either liquidated or sold all of its United States based subsidiaries, so OPL no longer has any subsidiaries that are directly subject to United States income taxes. OPL’s management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the tax returns filed by the former U.S. subsidiaries have not expired and the Internal Revenue Service (“IRS”) may audit these tax returns and may seek to impose additional taxes. OPL received significant tax refunds due to losses incurred by OPCC in the year ended December 31, 2003. As the refunds were in excess of $2 million, OPCC’s tax returns for the years ended December 31, 2003, 2002, 2001 and 2000 are subject to review by the Joint Committee on Taxation of the United States Congress. In addition, the IRS is currently auditing the federal income tax returns for Overseas Partners US Holding Co. (“OPUS Holding”) and its subsidiary for the years ended December 31, 2002 and 2003. Although the buyer of OPUS Holding’s only subsidiary is generally responsible for any tax assessments arising out of the IRS audit, OPL has provided an indemnification with respect to withholding taxes attributable to distributions made by OPUS Holding to OPL. OPL’s management does not believe that any withholding taxes are due relating to these distributions.

The components of income tax (benefit) expense related to earnings for those subsidiaries engaged in business in the United States, as indicated above, were as follows:

(In thousands U.S.$)	2004	2003	2002
Current:
Federal	$(184)	$(14,931)	$32,146
State	(785)	(420)	9,715

	(969)	(15,351)	41,861
Deferred:
Federal	—	—	(9,143)
State	—	(25)	(1,829)

	—	(25)	(10,972)

Income tax (benefit) expense	$(969)	$(15,376)	$30,889

A reconciliation of income tax (benefit) expense provided at the United States Federal statutory rate (35% in 2004, 2003 and 2002) to income tax (benefit) expense follows:

	2004	2003	2002
Income tax expense (benefit) at U.S. Federal statutory rate	$29,131	$14,175	$(59,771)
State taxes	(785)	(445)	7,886
Bermuda operations not subject to U.S. taxation	(29,258)	(28,730)	88,932
Other	(57)	(376)	(6,158)

Income tax (benefit) expense	$(969)	$(15,376)	$30,889

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

9. STOCK INCENTIVE PLAN

Under the 2000 OPL Incentive Compensation Plan (the “Plan”) the Company may issue, among others, Restricted Stock Grants (“RSG’s”), Incentive Stock Options (“ISO’s”) and Non-statutory Stock Options (“NQSO’s”). Under the plan there were originally 5,000,000 Ordinary Shares of the Company available for issuance. The number of shares currently available for grants reserved for issuance to participants under the Plan at December 31, 2004 was 4,664,378. As a result of OPL’s decision to runoff its operations, it is unlikely that any further awards of RSG’s, ISO’s or NQSO’s will be made.

Options under the plan may be exercised for Common Shares of the Company upon vesting. The Options generally vest three years after the award date. Under the plan the Options expire seven years after vesting. Below is a summary of Options activity:

	2004		2003		2002
	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE	NUMBER OF OPTIONS	AVERAGE EXERCISE PRICE
Outstanding balance at January 1	229,521	$14.50	417,729	$14.50	1,474,831	$14.50
Forfeited	(16,000)	$14.50	(188,208)	$14.50	(1,057,102)	$14.50

Outstanding balance at December 31	213,521	$14.50	229,521	$14.50	417,729	$14.50

Options exercisable at December 31	213,521	$14.50	—	—	—	—

At December 31, 2004 the weighted-average remaining contractual life of options outstanding was 6.25 years. As a result of OPL’s decision to runoff its operations, it is unlikely that these Stock Options will have any value in the future and therefore it is unlikely that any of these Stock Options will be exercised.

Total stock based compensation expensed for the years ended December 31, 2004, 2003 and 2002 was $0.0 million, $0.3 million and $2.8 million, respectively. The stock based compensation expense related to the RSG’s issued to certain Company employees during the year ended December 31, 2001. These grants vested over a three-year period and a compensation expense equal to the fair market value of the RSG’s on the date of the grant was amortized over the period that the service was provided.

If the Company had adopted the fair value based method of accounting for options granted in prior years, as per the provisions of SFAS 123, compensation costs would have been determined based on the estimated fair value of the stock options awards at the time of the grant. The effect on net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been immaterial.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

10. BUSINESS SEGMENTS

In the past, the Company’s operations have been conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and includes the runoff of accident & health, aviation, property, workers’ compensation and finite risk business. Previously the reinsurance segment also included the operations of OPUS Re. Real estate and leasing activities were owned and managed through United States subsidiaries of OPCC. During the fourth quarter of 2003 the Company sold its final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business. On December 31, 2003 OPCC was dissolved and all remaining assets and liabilities distributed to OPL. There were no inter-segment revenues earned for the years ended December 31, 2004, 2003 and 2002. Inter-segment expenses, such as corporate overhead, were allocated based on estimated utilization for the years ended December 31, 2004, 2003 and 2002.

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

Summary financial information about the Company’s segments is presented in the following table:

(In thousands U.S.$)	2004	2003	2002
REVENUES
Reinsurance:
Premiums earned	$9,399	$38,126	$220,410
Commission and fee income	1,667	(237)	5,799
Investment income (loss)	35,345	128,327	(161,911)

	46,411	166,216	64,298

Real estate and leasing:
Rentals	—	3,020	83,837
(Loss) gain on sale of assets	—	(10,198)	139,902
Investment income	—	25,680	48,777
	—	18,502	272,516

Consolidated	$—	$184,718	$336,814

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES
Reinsurance	$94,577	$91,243	$(253,913)
Real estate and leasing	—	(25,418)	103,315
Other operating expenses	(11,346)	(25,325)	(20,175)

Consolidated	$83,231	$40,500	$(170,773)

ASSETS
Reinsurance:
Cash and investments	$669,185	$1,525,914	$2,090,679
Other	84,852	662,213	1,081,062

	754,037	2,188,127	3,171,741

Real estate and leasing:
Cash and investments	—	—	143,145
Other	—	—	43,535

	—	—	186,680

Consolidated	$754,037	$2,188,127	$3,358,421

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

10. BUSINESS SEGMENTS (continued)

Substantially all of the Company’s long-lived assets, interest expense, depreciation expense and continuing operations income tax expense were related to the Company’s real estate and leasing operations. All of the Company’s leasing and real estate revenues were generated in the United States. For 2004, 2003 and 2002, all of the Company’s long-lived assets were located in the United States.

11. STATUTORY FINANCIAL INFORMATION

OPL’s	ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables), or a given fraction of net premiums written. At December 31, 2004 the minimum statutory capital and surplus requirements for OPL, OPRe and OPAL were approximately $1 million, $24 million and $120,000, respectively. Each company was in compliance with these requirements for the years ended December 31, 2004 and 2003.

2.	The Act also requires OPL and its Bermuda based reinsurance subsidiaries to each maintain a minimum liquidity ratio whereby the value of their relevant assets, (mainly cash, investments, receivables and other liquid assets), are not less than 75% of the amount of their relevant liabilities, (mainly accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the years ended December 31, 2004 and 2003.

3.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by themselves. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities, ongoing operating expenses and the potential for contingent liabilities, prior to making such distributions. Since going into runoff OPL has made three liquidating distributions to shareowners totaling $6.50 per share. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority.

12. SUPPLEMENTARY INFORMATION

Reinsurance commissions, taxes and other expenses for 2004, 2003 and 2002 include amortization of acquisition expenses of $2.6 million, $7.0 million and $66.1 million and underwriting and claims related expenses of $8.9 million, $11.0 million and $15.9 million, respectively.

	2004	2003	2002
Supplemental disclosures of cash flow information:
Amount of cash paid during the year for:
U.S. income taxes	$—	$3,608	$38,378
Interest	$—	$7,488	$28,733
Assignment of debt in partial consideration for sale of fixed assets	$—	$23,383	$281,304

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

13. CONTINGENCIES

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

Certain of OPL’s subsidiaries are party to legal proceedings in the investigation and defense of claims arising out of their reinsurance business and / or their former ownership of real estate. OPL’s management do not believe that the eventual outcome of any such proceedings will have a material effect on OPL’s business.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

  Notes to Consolidated Financial Statements

  Years Ended December 31, 2004, 2003 and 2002

14. UNAUDITED QUARTERLY FINANCIAL DATA

2004

(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$6,690	$(2,811)	$5,833	$(313)
Commission and fee income	(2)	—	1,327	342
Investment income	15,484	889	11,584	7,388

Total revenues	22,172	(1,922)	18,744	7,417

Income from continuing operations before income taxes	18,866	31,655	17,060	15,650

Net income from continuing operations	18,942	31,762	17,060	16,436
Net income (loss) from subsidiary held for sale	442	(24,514)	872	38

Net income (loss)	$19,384	$7,248	$17,932	$16,474

Net income per share from continuing operations	$0.16	$0.27	$0.14	$0.14
Net income (loss) per share from subsidiary held for sale	0.00	(0.21)	0.01	0.00

Basic and diluted net income per share	$0.16	$0.06	$0.15	$0.14

2003
(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Reinsurance:
Net premiums earned	$9,458	$4,401	$18,630	$5,637
Commission and fee income	238	7	(410)	(72)
Investment income	7,928	56,254	12,934	51,211

	17,624	60,662	31,154	56,776
Real estate and leasing:
Rentals	830	825	821	544
Loss on sale of assets	—	—	—	(10,198)
Investment income	1,661	1,479	1,608	20,932

	2,491	2,304	2,429	11,278
Total revenues	20,115	62,966	33,583	68,054

(Loss) income from continuing operations before income taxes	(1,674)	45,595	(18,785)	15,364
Net (loss) income from continuing operations	(2,937)	45,945	(15,694)	28,562
Net (loss) income from subsidiary held for sale	(383)	(9,952)	378	(64)

Net (loss) income	$(3,320)	$35,993	$(15,316)	$28,498

Net (loss) income per share from continuing operations	$(0.02)	$0.38	$(0.13)	$0.24
Net (loss) income per share from subsidiary held for sale	0.00	(0.08)	0.00	0.00

Basic and diluted net (loss) income per share	$(0.02)	$0.30	$(0.13)	$0.24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Overseas Partners Ltd. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda.

OVERSEAS PARTNERS LTD.

Date: March 11, 2005	By:	/s/ Mark R. Bridges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of Overseas Partners Ltd. and in the capacities and on the dates indicated, have signed this Report below:

Signature	Title	Date
/s/ Mark R. Bridges	President, Chief Executive Officer, Chief Financial Officer and Director	March 11, 2005
(Mark R. Bridges)

/s/ Robert J. Clanin	Chairman of the Board of Directors and Director	March 11, 2005
(Robert J. Clanin)

/s/ Mark B. Cloutier	Chief Executive Officer of OPRe and Director	March 11, 2005
(Mark B. Cloutier)

/s/ D. Scott Davis	Director	March 11, 2005
(D. Scott Davis)

/s/ Chris Fleming	Chief Accounting Officer	March 11, 2005
(Chris Fleming)

/s/ Joseph M. Pyne	Director	March 11, 2005
(Joseph M. Pyne)

/s/ Cyril E. Rance	Director	March 11, 2005
(Cyril E. Rance)

EXHIBITS

TO

OVERSEAS PARTNERS LTD.

REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2004

EXHIBIT INDEX

(3)	Articles of Incorporation and Bye-Laws.

3(a)	Certificate of Incorporation	Incorporated by Reference of Exhibit 3(a) of Registration Statement (on Form S-1), No. 2-95460.

3(b)	Bye-Laws as amended and restated	Incorporated by Reference to Exhibit 3(b) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1999

3(c)	Altered Memorandum of Association	Incorporated by Reference to Exhibit 3(c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2000

(4)	Instruments defining the rights of security holders, including indentures.

4(a)	Copy of specimen stock certificate	Incorporated by Reference to Exhibit 99 (c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1996

4(b)	Agreement accepting restrictions on transfer and rights to purchase executed by recipients of shares	Incorporated by Reference of Exhibit 4(b) of Registration Statement (on Form S-1), No. 2-95460.

(10)	Material Contracts.

10(a)	Overseas Partners Ltd. Incentive Compensation Plan	Incorporated by Reference to of OPL’s Employee Benefit Plan Registration Statement on Form S-8 as filed on May 31, 2000

10(b)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Bridges dated September 1, 2002.	Incorporated by Reference to Exhibit 10 (a) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

10(c)	Amended Employment Agreement between Overseas Partners Ltd. and Mark Cloutier dated September 1, 2002.	Incorporated by Reference to Exhibit 10 (b) of OPL’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

10(d)	Form of Statements of Employment for Executive Officers.	Filed herewith.

(21)	Subsidiaries	Filed herewith.

(31a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

(99)	Additional exhibits:

(99a)	Custody Arrangements for OPL Common Stock.	Incorporated by Reference to Exhibit 28(c) of OPL’s Registration Statement (on Form S-1) No. 2-95460.