Form 10-Q
period 2005-03-31
OVERSEAS PARTNERS LTD
filed 2005-05-05
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2005	Commission file Number 0-11538

Overseas Partners Ltd.

(Exact name of registrant as specified in its charter)

Islands of Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, par value $.10 per share

(Title of Class)

118,769,846 Shares

Outstanding at May 5, 2005

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS:
Investments:
Available-for-sale, at fair value –
Debt securities (amortized cost: 2005 – $331,186, 2004 – $285,708)	330,072	285,162
Equity securities (cost: 2005 – $709, 2004 – $709)	1,667	807

	331,739	285,969
Cash and cash equivalents	291,460	383,216
Reinsurance balances receivable	2,166	3,776
Funds withheld	16,212	17,978
Paid losses recoverable from reinsurers	36,094	21,383
Unpaid losses and loss expenses recoverable from reinsurers	6,257	24,621
Deferred acquisition costs	3	4
Other assets	12,832	17,090

Total assets	$696,763	$754,037

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$140,371	$188,155
Unearned premiums	880	1,349
Reinsurance balances payable	23,249	28,060
Accounts payable and other liabilities	15,494	21,083

Total liabilities	$179,994	$238,647

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127.5 million; outstanding 118,769,846 shares (2004: 118,769,846 shares)	12,750	12,750
Contributed surplus	37,650	37,650
Retained earnings	625,280	624,193
Treasury stock (2005 – 8,730,154 shares, 2004 – 8,730,154 shares), at cost	(158,755)	(158,755)
Accumulated other comprehensive loss	(156)	(448)

Total members’ equity	516,769	515,390

Total liabilities and members’ equity	$696,763	$754,037

Net book value per share	$4.35	$4.34

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Gross reinsurance premiums written	$(219)	$3,413
Reinsurance premiums ceded	—	(121)

Reinsurance premiums written	(219)	3,292
Change in unearned premiums	5	3,398

Reinsurance premiums earned	(214)	6,690
Commission and fee income	464	(2)
Interest	3,938	7,562
Realized (loss) gain on available-for-sale securities	(1,481)	2,918
Net holding gain on trading securities	—	7,206
Amortization of fixed income securities	183	(2,340)
Dividends	—	138

	2,890	22,172

EXPENSES:
Reinsurance losses and loss expenses	(734)	(5,108)
Reinsurance commissions, taxes and other expenses	1,841	4,075
Investment expenses	484	585
Other operating expenses	1,560	3,754

	3,151	3,306

(Loss) income from continuing operations before income taxes	(261)	18,866
Income taxes	1,348	76

Net income from continuing operations	1,087	18,942

Discontinued operations:
Net income from subsidiary held for sale, net of taxes	—	442

Net income	$1,087	$19,384

EARNINGS PER SHARE
Income from continuing operations	$0.01	$0.16
Income from discontinued operations	—	0.00

Basic and diluted net income per share	$0.01	$0.16

Weighted average number of shares outstanding	118,770	118,770

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$1,087	$19,384

Other comprehensive income (loss):
Net unrealized holding (losses) gains on available-for-sale securities	(1,189)	2,776
Less: reclassification adjustment for losses (gains) included in net income	1,481	(2,918)

Other comprehensive income (loss) of continuing operations	292	(142)

Net unrealized holding gains on available-for-sale securities of subsidiary held for sale, net of tax	—	61

Other comprehensive income (loss)	292	(81)

Comprehensive income	$1,379	$19,303

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963
Net income	—	—	—	—	—	—	—	19,384	—	19,384
Amortization of restricted common stock compensation	—	—	—	—	—	34	—	—	—	34
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(81)	(81)

Balance, March 31, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$820,079	$8,576	$720,300

Balance, January 1, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$624,193	$(448)	$515,390
Net income	—	—	—	—	—	—	—	1,087	—	1,087
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	292	292

Balance, March 31, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$625,280	$(156)	$516,769

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,087	$19,384
Adjustments to reconcile net income to net cash expended by operating activities:
Income from subsidiary held for sale	—	(442)
Realized loss (gain) on available-for-sale securities	1,481	(2,918)
Net holding gain on trading securities	—	(7,206)
Amortization of fixed income securities	(183)	2,340
Amortization of restricted common stock compensation	—	34
Other	—	(813)
Changes in assets and liabilities:
Reinsurance balances receivable	1,610	1,023
Losses and loss expenses recoverable	3,653	412
Funds withheld	1,766	214,079
Deferred acquisition costs	1	75
Other assets	4,258	4,394
Accrued losses and loss expenses	(47,784)	(266,914)
Unearned premiums	(469)	(3,855)
Reinsurance balances payable	(4,811)	23,028
Accounts payable and other liabilities	(5,589)	52

Net cash flow expended by operating activities	(44,980)	(17,327)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	73,141	414,667
Purchase of available-for-sale investments	(119,917)	(249,380)
Net movement in restricted cash and cash equivalents	—	(23,944)

Net cash flow (expended) generated by investing activities	(46,776)	141,343

CASH FLOW FROM FINANCING ACTIVITIES:
Liquidating distribution	—	(296,924)

Net cash flow used by financing activities	—	(296,924)

Net decrease in cash and cash equivalents	(91,756)	(172,908)
Cash and cash equivalents:
Beginning of period	383,216	264,764

End of period	$291,460	$91,856

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$—
Interest	$—	$—

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

The decision to put the reinsurance operations into runoff has significantly changed the ongoing results of OPL’s operations and the associated cash flows and will continue to do so. There has been no new business written, therefore the cash received from premiums has significantly decreased and will be negligible in the future. The commutation and novation of reinsurance programs has significantly accelerated loss payments and will continue to result in negative cash flows in the future. Nevertheless, OPL management believes that the Company’s current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

In the past, the Company’s operations have been conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and includes the runoff of accident & health, aviation, property and workers’ compensation business. Previously the reinsurance segment also included the operations of OPUS Re, which was sold on November 15, 2004. Real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (“OPCC”), a wholly-owned subsidiary of OPL. During the fourth quarter of 2003 the Company sold its final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business. As such, the Company now conducts its operations through one segment, reinsurance.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This new guidance for determining whether impairment is other-than-temporary was originally effective for the period beginning July 1, 2004. However, on September 30, 2004, the FASB issued FASB Staff Position EITF 03-1-1 delaying the effective date for the accounting and measurement provisions of EITF 03-1 until further clarification can be provided. Adoption of this standard is not anticipated to have a significant impact on the Company’s financial position, results of operations or financial reporting.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

3. SALE OF OVERSEAS PARTNERS US REINSURANCE COMPANY

In July 2004 OPL and Odyssey Re Holdings Corp. (“OdysseyRe”) entered into a definitive stock purchase agreement, pursuant to which OdysseyRe would purchase 100% of the outstanding shares of Overseas Partners US Reinsurance Company (“OPUS Re”). The closing of the transaction occurred on November 15, 2004. The purchase price was $43.0 million and the loss on sale was $25.9 million. The loss on sale was recorded during the nine months ended September 30, 2004.

In accordance with SFAS 144, the net operating results of OPUS Re have been recorded as discontinued operations. The financial statements for the three months ended March 31, 2004 have been restated on a consistent basis.

Summary financial information about the Company’s discontinued operations is presented in the following tables:

(In thousands)	Three months ended March 31, 2004
REVENUES
Premiums earned	$8,583
Investment income	822

$9,405

NET INCOME
Income from subsidiary held for sale	$609
Income taxes relating to subsidiary held for sale	(167)

Net income from subsidiary held for sale	$442

4. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the three months ended March 31, 2005 and the year ended December 31, 2004.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the three months ended March 31, 2005 and the year ended December 31, 2004.

3.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities, the risk of investment losses, ongoing operating expenses, and the availability of unrestricted liquid assets prior to making such distributions. Since going into runoff OPL has made three liquidating distributions to shareholders totaling $6.50 per share. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority. On May 2, 2005, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount will be paid to shareowners on May 18, 2005.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three months ended March 31, 2005 and 2004. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. Due to the sale of OPUS Re, and in accordance with SFAS 144, the results have been restated for the prior period presented to record the results of OPUS Re as discontinued operations. Due to the runoff status of the Company, our results are likely to vary significantly from period to period. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RESULTS OF OPERATIONS

Summary of results:

	Three months ended March 31,
(In thousands except for per share amounts)	2005	2004
NET INCOME BEFORE TAXES
Underwriting (loss) income	$(857)	$7,721
Investment income, net of expenses	2,156	14,899
Other operating expenses	(1,560)	(3,754)

Net (loss) income before taxes from continuing operations	(261)	18,866
Income taxes	1,348	76

Net income from continuing operations	1,087	18,942

Net income from subsidiary held for sale	—	442

Net income	$1,087	$19,384

Basic and diluted net income per share	$0.01	$0.16

The reinsurance operations generated $1.3 million of net income for the three months ended March 31, 2005 due to investment income of $2.2 million and a net underwriting loss of $0.9 million. A more detailed discussion of such results is set out in the underwriting and investment income sections below.

Other operating expenses for the three months ended March 31, 2005 were $1.6 million compared to $3.8 million for the three months ended March 31, 2004. The reduced operating costs reflect a reduction in the estimate of the total cost of retention and incentive awards. Other operating expenses consist of corporate expenses including payroll, insurance, shareowner costs and rent.

During the three months ended March 31, 2005 we recorded an income tax credit of $1.3 million for Massachusetts state taxes that we have previously paid and now expect to recover as a result of the favorable resolution of matters that were raised in a previous state tax audit.

For the three months ended March 31, 2004 we recorded net income from subsidiary held for sale of $0.4 million, which reflected OPUS Re’s operating income of $0.6 million and an associated tax charge of $0.2 million.

Basic and diluted net income per share was $0.01 for the three months ended March 31, 2005. For the same period in 2004 basic and diluted net income per share was $0.16.

Underwriting

	Three months ended March 31,
(In thousands)	2005	2004
Gross premiums written	$(219)	$3,413
Premiums ceded	—	(121)

Net premiums written	(219)	3,292
Change in unearned premiums	5	3,398

Premiums earned	(214)	6,690
Commission and fee income	464	(2)

	250	6,688

Losses and loss expenses	734	5,108
Commissions, taxes and other expenses	(1,841)	(4,075)

	(1,107)	1,033

Underwriting (loss) income	$(857)	$7,721

The reinsurance results for the three months ended March 31, 2005 reflect the following significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Commuted or otherwise settled a number of reinsurance contracts, contributing to a reduction in reinsurance liabilities of approximately $53 million. The commutations were completed for amounts that were in line with our carried reserves. The commutations also reduce our exposure to future adverse claims experience while also releasing capital for distribution to shareowners;

•	Commuted a portion of our aviation excess of loss reinsurance protection, resulting in the collection of approximately $4.1 million of losses and loss expenses recoverable, after allowing the reinsurers a discount of $2.0 million for early settlement. In addition to the positive cash flow, the commutations eliminated the credit risk associated with such receivables.

As a result of the reinsurance operations of the Company being in runoff, premiums written, ceded and earned are minimal and are expected to continue to be so in the future.

For the three months ended March 31, 2005, the Company generated a net underwriting loss of $0.9 million, primarily due to the net effect of:

•	Fee income earned of $0.5 million relating to the margin earned on one of our remaining reinsurance contracts; and

•	Loss adjustment expenses of $1.3 million, consisting largely of internal costs of runoff.

For the three months ended March 31, 2004, we generated net underwriting income of $7.7 million. This result which was primarily due to net savings of approximately $10 million generated by the commutation of two large reinsurance contracts, offset by loss adjustment expenses of $2.3 million, consisting largely of letter of credit fees and internal costs of runoff.

As of March 31, 2005 we have recorded total losses recoverable from our aviation excess of loss reinsurance protection of $47.9 million ($42.1 million of paid losses recoverable and $5.8 million of unpaid losses recoverable) with a provision for bad debts of $6 million to give a net recoverable of $41.9 million. We are currently in dispute with some of our reinsurers and have recently filed for arbitration to recover the balances due to us. These arbitration proceedings are likely to take at least a year to complete and possibly significantly longer. We continue to believe that our asset is fully recoverable but there is no guarantee that an arbitration decision will be in our favor.

Investment Income

	Three months ended March 31, 2005			Three months ended March 31, 2004
(In thousands)	Income (Loss)	Other Comprehensive Income (Loss)	Total Return	Income (Loss)	Other Comprehensive (Loss) Income	Total Return
Equities
Available-for-sale	$—	$860	$860	$—	$(549)	$(549)
Trading	—	—	—	8,255	—	8,255
Debt securities	2,594	(568)	2,026	6,992	407	7,399
Other	46	—	46	237	—	237
Expenses	(484)	—	(484)	(585)	—	(585)

	$2,156	$292	$2,448	$14,899	$(142)	$14,757

The Company’s investments are classified as either trading or available-for-sale. The trading portfolio is recorded at fair value with unrealized gains and losses recorded in net income. The available-for-sale portfolio is recorded at fair value with unrealized gains and losses recorded in members’ equity as other comprehensive income. We manage the Company’s cash and investments in total and do not place much importance on whether the return is recognized in net income or as other comprehensive income. Therefore, this discussion will focus on the total investment return.

Our reinsurance portfolio generated a total return of $2.4 million for the three months ended March 31, 2005 compared to a total return of $14.8 million for the three months ended March 31, 2004. The comparative performance was primarily due to the net effect of:

•	Our trading equities generating a positive return of $8.3 million for the three months ended March 31, 2004. Our trading equities, which were sold during the year ended December 31, 2004, were investments in a multi-manager fund that followed a combination of fixed income strategies; and

•	Our debt securities generating a return of $2.0 million for the three months ended March 31, 2005 compared to $7.4 million for the three months ended March 31, 2004. The decrease was principally due to a reduction in the amount of debt securities we hold by over $300 million since March 31, 2004, combined with a downturn in the U.S. fixed income markets.

The results for the three months ended March 31, 2005 included the effects of the write down in the cost basis of certain investments in our fixed income portfolio, where the decline in value was considered other than temporary, recognizing our intent to sell a portion of our fixed income portfolio to fund the next distribution to shareowners. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the three months ended March 31, 2005 the amount of the write-down was $1.5 million. No impairment charge was recognized during the three months ended March 31, 2004.

For the three months ended March 31, 2005 investment expenses decreased to $0.5 million from $0.6 million for the three months ended March 31, 2004. This was primarily due to a reduction in assets invested.

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

Following OPL’s decision to cease writing new business and to runoff our reinsurance operations, the banks that had provided letters of credit to ceding companies on our behalf required that our letter of credit facilities be fully secured by a portion of the Company’s investment portfolio of at least equivalent value. As OPL’s letter of credit facilities expired on December 31, 2004 the Company no longer has investments collateralizing these facilities. Where necessary, the Company has provided replacement collateral in the form of deposits with the reinsureds.

At March 31, 2005 the Company had $623 million of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

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

As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. See Note 4 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions. On May 2, 2005, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount will be paid to shareowners on May 18, 2005.

Cash and cash equivalents decreased due to the following:

	Three months ended March 31,
(In thousands)	2005	2004
CASH FLOWS
Operating activities	$(44,980)	$(17,327)
Investing activities	(46,776)	141,343
Financing activities	—	(296,924)

Net decrease in cash and cash equivalents	$(91,756)	$(172,908)

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

During the three months ended March 31, 2005 reinsurance balances receivable, funds withheld, accrued losses and loss expenses and reinsurance balances payable decreased by $1.6 million, $1.8 million, $47.8 million and $4.8 million, respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Reinsurance underwriting operations used $41.3 million of cash for the three months ended March 31, 2005 compared to using $24.6 million of cash for the three months ended March 31, 2004. These cash outflows were primarily due to commutation payments.

During the three months ended March 31, 2005, the Company received $0.7 million of tax refunds relating to our real estate and leasing operations compared to receiving $5.1 million of tax refunds during the three months ended March 31, 2004. The Company no longer has any real estate operations or obligations.

We received $2.5 million of interest during the three months ended March 31, 2005 compared to $5.9 million of interest and dividends for the three months ended March 31, 2004.

During the three months ended March 31, 2005 we used $6.9 million for the payment of other operating expenses compared to using $3.7 million for the three months ended March 31, 2004. The increase was due to the payment of previously accrued retention and incentive awards and severance to employees in connection with their employment for the three years ending March 31, 2005.

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

During the three months ended March 31, 2005 we purchased $119.9 million and sold $73.1 million of available-for-sale investments compared to $249.4 million and $414.7 million, respectively for the three months ended March 31, 2004.

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

Since going into runoff OPL has made three liquidating distributions to shareowners totaling $6.50 per share. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority. The timing and amount of any future distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority. On May 2, 2005, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount will be paid to shareowners on May 18, 2005.

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

Following the terrorist attacks of September 11, 2001 OPL’s management conducted a thorough review of the claims paying ability of the Company’s reinsurers and subsequently made a provision for non-collectable reinsurance receivables of $10 million. This amount was reduced by $4 million in 2004 to reflect the reduced credit risk following the collection of approximately $34 million of losses and loss expenses recoverable due on our aviation excess of loss reinsurance protection.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risks in 2005. The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President & Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In consequence of the continued progress of our runoff, the Company reduced its number of employees to eleven as of April 15, 2005. We expect to further reduce our staff to six by June 30, 2005. These staff reductions will necessitate changes to the Company’s current policies and procedures, including our internal controls over financial reporting and our disclosure controls and procedures. We expect that the changes in controls will be appropriately designed to provide reasonable assurance regarding the reliability of financial reporting (and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States) and the effectiveness of our internal controls. However, there will be increased reliance on a smaller number of personnel in both financial and executive positions and it will therefore be more difficult to ensure adequate segregation of duties.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the loss and loss expense reserving process;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including a residual value reinsurance program where the Company is exposed to losses until 2013 and has a maximum exposure of $180 million;

•	Our ability to collect reinsurance recoverables, particularly given our disputes with reinsurers and the increased credit risk following the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Uncertainties relating to government and regulatory policies;

•	Losses due to interest rate fluctuations and volatility in the U.S. financial markets which could affect our investment portfolio;

•	Losses arising from any potential sale of OPRe;

•	Adverse outcomes from any current, pending or future state or federal tax audits; and

•	The resolution of any current, pending or future litigation.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any legal proceedings, although the Company’s wholly-owned subsidiary, OPRe, is involved in disputes relating to certain reinsurance contracts that have arisen in the ordinary course of business.

Item 6. Exhibits

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

Date: May 5, 2005	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges
President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming
Chief Accounting Officer