Form 10-Q
period 2005-06-30
OVERSEAS PARTNERS LTD
filed 2005-08-08
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2005	Commission file Number 0-11538

Overseas Partners Ltd.

(Exact name of registrant as specified in its charter)

Islands of Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, par value $.10 per share

(Title of Class)

118,758,470 Shares

Outstanding at August 8, 2005

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004

	(Unaudited)
ASSETS:
Investments:
Available-for-sale, at fair value –
Debt securities (amortized cost: 2005 – $242,592, 2004 – $285,708)	$242,124	$285,162
Equity securities (cost: 2005 – $709, 2004 – $709)	1,330	807

	243,454	285,969
Cash and cash equivalents	133,455	383,216
Reinsurance balances receivable	230	3,776
Funds withheld	5,700	17,978
Paid losses recoverable from reinsurers	33,393	21,383
Unpaid losses and loss expenses recoverable from reinsurers	1,762	24,621
Deferred acquisition costs	2	4
Other assets	10,548	17,090

Total assets	$428,544	$754,037

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued losses and loss expenses	$140,646	$188,155
Unearned premiums	165	1,349
Reinsurance balances payable	23,176	28,060
Accounts payable and other liabilities	8,443	21,083

Total liabilities	$172,430	$238,647

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 127,488,624 shares (2004: 127,500,000 shares); outstanding 118,758,470 shares (2004: 118,769,846 shares)	12,749	12,750
Contributed surplus	37,625	37,650
Retained earnings	364,342	624,193
Treasury stock (2005 – 8,730,154 shares, 2004 – 8,730,154 shares), at cost	(158,755)	(158,755)
Accumulated other comprehensive income (loss)	153	(448)

Total members’ equity	256,114	515,390

Total liabilities and members’ equity	$428,544	$754,037

Net book value per share	$2.16	$4.34

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Gross reinsurance premiums written	$79	$(116)	$(140)	$3,297
Reinsurance premiums ceded	—	(4,200)	—	(4,321)

Reinsurance premiums written	79	(4,316)	(140)	(1,024)
Change in unearned premiums	5	1,505	10	4,903

Reinsurance premiums earned	84	(2,811)	(130)	3,879
Commission and fee income	710	—	1,174	(2)
Interest	3,615	6,244	7,553	13,785
Realized (loss) gain on available-for-sale securities	693	(143)	(788)	2,775
Net holding (loss) gain on trading securities	—	(3,409)	—	3,797
Amortization of fixed income securities	143	(1,830)	326	(4,171)
Dividends	—	27	—	185

	5,245	(1,922)	8,135	20,248

EXPENSES:
Reinsurance losses and loss expenses	24,049	(38,296)	23,315	(43,404)
Reinsurance commissions, taxes and other expenses	2,080	1,933	3,921	6,498
Investment expenses	352	438	836	1,046
Other operating expenses	1,762	2,348	3,322	5,588

	28,243	(33,577)	31,394	(30,272)

(Loss) income from continuing operations before income taxes	(22,998)	31,655	(23,259)	50,520
Income taxes	(400)	107	948	184

Net (loss) income from continuing operations	(23,398)	31,762	(22,311)	50,704

Discontinued operations:
Net loss from subsidiary held for sale, net of taxes	—	(24,514)	—	(24,072)

Net (loss) income	$(23,398)	$7,248	$(22,311)	$26,632

EARNINGS PER SHARE
(Loss) income from continuing operations	$(0.20)	$0.27	$(0.19)	$0.42
Loss from discontinued operations	—	(0.21)	—	(0.20)

Basic and diluted net (loss) income per share	$(0.20)	$0.06	$(0.19)	$0.22

Weighted average number of shares outstanding	118,768	118,770	118,769	118,770

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income	$(23,398)	$7,248	$(22,311)	$26,632

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	1,002	(9,027)	(187)	(6,359)
Less: reclassification adjustment for (gains) losses included in net (loss) income	(693)	143	788	(2,775)

Other comprehensive income (loss) of continuing operations	309	(8,884)	601	(9,134)
Net unrealized holding losses on available-for-sale securities of subsidiary held for sale, net of tax	—	(671)	—	(502)

Other comprehensive income (loss)	309	(9,555)	601	(9,636)

Comprehensive (loss) income	$(23,089)	$(2,307)	$(21,710)	$16,996

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Six Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963

Net income	—	—	—	—	—	—	—	26,632	—	26,632

Amortization of restricted common stock compensation	—	—	—	—	—	34	—	—	—	34

Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(9,636)	(9,636)

Balance, June 30, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$827,327	$(979)	$717,993

Balance, January 1, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$624,193	$(448)	$515,390

Net loss	—	—	—	—	—	—	—	(22,311)	—	(22,311)

Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	601	601

Distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,540)	—	(237,540)

Repurchase and cancellation of shares	—	(11)	(1)	—	—	—	(25)	—	—	(26)

Balance, June 30, 2005	$—	127,489	$12,749	(8,730)	$(158,755)	$—	$37,625	$364,342	$153	$256,114

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income	$(22,311)	$26,632
Adjustments to reconcile net income to net cash expended by operating activities:
Loss from subsidiary held for sale	—	242
Loss on sale of subsidiary	—	23,830
Realized loss (gain) on available-for-sale securities	788	(2,775)
Net holding gain on trading securities	—	(3,797)
Amortization of fixed income securities	(326)	2,509
Amortization of restricted common stock compensation	—	34
Other	—	(374)
Changes in assets and liabilities:
Reinsurance balances receivable	3,546	8,113
Losses and loss expenses recoverable	10,849	27,912
Funds withheld	12,278	233,701
Deferred acquisition costs	2	101
Other assets	6,542	28,413
Accrued losses and loss expenses	(47,509)	(537,059)
Unearned premiums	(1,184)	(5,360)
Reinsurance balances payable	(4,884)	1,175
Accounts payable and other liabilities	(12,640)	1,575

Net cash flow expended by operating activities	(54,849)	(195,128)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	233,914	694,230
Purchase of available-for-sale investments	(191,260)	(368,011)
Net movement in restricted cash and cash equivalents	—	33,426

Net cash flow generated by investing activities	42,654	359,645

CASH FLOW FROM FINANCING ACTIVITIES:
Liquidating distribution	(237,540)	(296,924)
Repurchase of shares	(26)	—

Net cash flow expended by financing activities	(237,566)	(296,924)

CASH FLOW FROM DISCONTINUED OPERATIONS
Distribution from subsidiary held for sale	—	6,971

Net decrease in cash and cash equivalents	(249,761)	(125,436)
Cash and cash equivalents:
Beginning of period	383,216	264,764

End of period	$133,455	$139,328

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$—
Interest	$—	$—

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The results of operations for the three and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

In the past, the Company’s operations have been conducted through two segments-reinsurance and real estate and leasing. The reinsurance segment is managed from the Bermuda office and includes the runoff of accident & health, aviation, property and workers’ compensation business. Previously the reinsurance segment also included the operations of OPUS Re, which was sold on November 15, 2004. Real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (“OPCC”), a wholly-owned subsidiary of OPL. During the fourth quarter of 2003 the Company sold its final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business. As such, the Company now conducts its operations through one segment, reinsurance.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

3. SALE OF OVERSEAS PARTNERS US REINSURANCE COMPANY

During the three months ended June 30, 2004, OPL classified the operations of Overseas Partners US Reinsurance Company (“OPUS Re”) as held for sale in contemplation of its proposed sale to Odyssey Re Holdings Corp. (“OdysseyRe”). The sale was completed on November 15, 2004 for a purchase price of $43.0 million.

In accordance with SFAS 144, the net operating results of OPUS Re are recorded as discontinued operations in the Consolidated Statements of Income. For the three months ended June 30, 2004 OPUS Re generated a net loss of $24.5 million including operating income of $0.3 million, the estimated loss on sale of $23.8 million and a tax charge of $1.0 million primarily due to a valuation allowance against deferred tax assets. Summary financial information about the Company’s discontinued operations is presented in the following table:

(In thousands)	Three months ended June 30, 2004	Six months ended June 30, 2004
REVENUES
Premiums earned	$4,012	$12,066
Investment income	641	1,463

	$4,653	$13,529

NET INCOME
Income from subsidiary held for sale	$317	$927
Loss on sale of subsidiary	(23,830)	(23,830)
Income taxes relating to subsidiary held for sale	(1,001)	(1,169)

Net loss from subsidiary held for sale	$(24,514)	$(24,072)

4. STATUTORY FINANCIAL INFORMATION

OPL’s ability to repurchase shares, pay dividends, or make other distributions to shareowners is subject to certain regulatory restrictions including the following:

1.	In Bermuda, the Bermuda Insurance Act of 1978, amendments thereto and related Regulations (the “Act”) requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum solvency margin determined as the greater of 15% of accrued losses and loss expenses (net of reinsurance recoverables) or a given fraction of net premiums written. OPL, Overseas Partners Re Ltd. (OPRe) and Overseas Partners Assurance Ltd. (OPAL) were all in compliance with these requirements for the six months ended June 30, 2005 and the year ended December 31, 2004.

2.	The Act also requires each of OPL and its Bermuda based reinsurance subsidiaries to maintain a minimum liquidity ratio whereby the value of their relevant assets (consisting mainly of cash, investments, receivables and other liquid assets) is not less than 75% of the amount of their relevant liabilities (consisting mainly of accrued losses and loss expenses, unearned premiums, reinsurance balances payable and other accounts payable). Investments in and advances to subsidiaries are not included in the definition of relevant assets for purposes of this test. OPL, OPRe and OPAL met these requirements for the six months ended June 30, 2005 and the year ended December 31, 2004.

3.	As a holding company, a significant proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions is heavily dependent upon it receiving distributions from its subsidiaries. The Act prohibits OPL, OPRe and OPAL from distributing more than 15% of the prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to the requirements of the Act, the Bermuda Monetary Authority has requested that all distributions from OPL, OPRe and OPAL be pre-approved by the Bermuda Monetary Authority. In addition to the regulatory restrictions, each subsidiary needs to consider, inter alia, the potential for future adverse development in the settlement of reinsurance liabilities, the risk of investment losses, ongoing operating expenses, and the availability of unrestricted liquid assets prior to making such distributions. Distributions of $237.7 million, $296.9 million and $237.5 million were paid on April 9, 2003, January 5, 2004 and August 31, 2004, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority. On May 2, 2005, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount was paid to shareowners on May 18, 2005.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three and six months ended June 30, 2005 and 2004. Our results of operations and cash flows for any interim period are not necessarily indicative of our results for the full year. Due to the runoff status of the Company, our results are likely to vary significantly from period to period. This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

RECENT RUN OFF ACTIVITIES

The following results for the six month period ended June 30, 2005 reflect the following significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Commuted or otherwise settled a number of reinsurance contracts, reducing total reinsurance liabilities by approximately $70 million for a total net cost of approximately $4 million in excess of carried reserves. The commutations included the settlement of our two remaining aviation assumed contracts, thereby eliminating any further aviation liabilities arising from the events of September 11. The commutations reduced the potential for future adverse claims experience while also releasing capital for distribution to shareowners;

•	Commuted a further portion of our aviation excess of loss reinsurance protection, resulting in the collection of approximately $12.1 million of losses and loss expenses recoverable after allowing the reinsurers a discount of $8.7 million. In addition to the positive cash flow, the commutations eliminated the credit risk associated with such receivables; and

•	Paid a further liquidating distribution to shareowners on May 18, 2005 in the amount of $237.5 million (equivalent to $2 per share).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

Summary of results:

	Three months ended June 30,
(In thousands except for per share amounts)	2005	2004
NET (LOSS) INCOME BEFORE TAXES
Underwriting (loss) income	$(25,335)	$33,552
Investment income, net of expenses	4,099	451
Other operating expenses	(1,762)	(2,348)

Net (loss) income before taxes from continuing operations	(22,998)	31,655
Income taxes	(400)	107

Net (loss) income from continuing operations	(23,398)	31,762

Net loss from subsidiary held for sale	—	(24,514)

Net (loss) income	$(23,398)	$7,248

Basic and diluted net (loss) income per share	$(0.20)	$0.06

The underwriting loss was primarily due to $15 million of reserve strengthening on a residual value reinsurance program and a discount of $6.8 million provided to reinsurers for the commutation and settlement of a further portion of our aviation excess of loss reinsurance protection. A more detailed discussion of the underwriting and investment income is set out in the sections below.

Other operating expenses of $1.8 million for the three months ended June 30, 2005 and $2.3 million for the three months ended June 30, 2004 consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent.

During the three months ended June 30, 2005 we recorded an income tax charge of $0.4 million to reflect a reduction in our estimate of Massachusetts State taxes recoverable.

During the three months ended June 30, 2004 OPL classified the operations of OPUS Re as held for sale in contemplation of its proposed sale to OdysseyRe. The sale was completed on November 15, 2004. For the three months ended June 30, 2004 OPUS Re generated a net loss of $24.5 million including operating income of $0.3 million, an estimated loss on sale of $23.8 million and a tax charge of $1.0 million primarily due to a valuation allowance against deferred tax assets.

Basic and diluted net loss per share was $0.20 for the three months ended June 30, 2005. For the same period in 2004 basic and diluted net income per share was $0.06 consisting of $0.27 per share of income from continuing operations offset by a loss of $0.21 per share from the discontinued operations of OPUS Re.

Underwriting

	Three months ended June 30,
(In thousands)	2005	2004
Gross premiums written	$79	$(116)
Premiums ceded	—	(4,200)

Net premiums written	79	(4,316)
Change in unearned premiums	5	1,505

Premiums earned	84	(2,811)
Commission and fee income	710	—

	794	(2,811)

Losses and loss expenses	(24,049)	38,296
Commissions, taxes and other expenses	(2,080)	(1,933)

	(26,129)	36,363

Underwriting (loss) income	$(25,335)	$33,552

As a result of the reinsurance operations of the Company being in runoff, premiums written and earned are minimal and will remain insignificant in future periods. Premiums ceded of $4.2 million for the three months ended June 30, 2004 were primarily due to additional premiums relating to the Company’s aviation excess of loss reinsurance program.

For the three months ended June 30, 2005, the Company generated a net underwriting loss of $25.3 million, which is primarily due to the net effect of:

•	Fee income earned of $0.7 million relating to the margin earned on one of our remaining finite risk reinsurance contracts;

•	Strengthening of accrued loss reserves by approximately $15 million following the receipt of new forecast information from the reinsured on a residual value reinsurance program that covers lease income shortfalls on a portfolio of aircraft through to 2013;

•	The commutation of our remaining aviation exposure for approximately $2 million in excess of our accrued loss reserves;

•	A discount of $6.8 million provided to reinsurers to settle disputed balances receivable and commute a further portion of our aviation excess of loss reinsurance protection. The commutation settlement resulted in the collection of $8 million of losses and loss expenses recoverable in July 2005 and the termination of arbitration proceedings initiated by the Company to collect such balances; and

•	Runoff costs of $1.9 million, comprising largely legal and consulting fees and internal costs of runoff.

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

Remaining losses recoverable from our aviation excess of loss reinsurance protection as of June 30, 2005 are $35.2 million ($33.4 million of paid losses recoverable and $1.8 million of unpaid losses recoverable), net of a provision for bad debts of $6 million. We collected a further $8 million of such balances in July 2005 pursuant to the commutation discussed above. The remaining balances are subject to various disputes with our reinsurers and we have recently filed for arbitration to recover approximately $15 million of the balances due from one of the reinsurers. The Company may also initiate arbitration proceedings against the remaining reinsurers. These arbitration proceedings are likely to take at least a year to complete and possibly significantly longer. We continue to believe that our asset is fully recoverable but there is no guarantee that an arbitration decision will be in our favor.

Investment Income

	Three months ended June 30, 2005			Three months ended June 30, 2004
(In thousands)	Income	Other Comprehensive (Loss) Income	Total Return	Income (Loss)	Other Comprehensive Loss	Total Return
Equities
Available-for-sale	$—	$(337)	$(337)	$7	$(444)	$(437)
Trading	—	—	—	(2,513)	—	(2,513)
Debt securities	4,186	646	4,832	3,217	(8,440)	(5,223)
Other	265	—	265	178	—	178
Expenses	(352)	—	(352)	(438)	—	(438)

	$4,099	$309	$4,408	$451	$(8,884)	$(8,433)

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

Our investment portfolio generated a return of $4.4 million for the three months ended June 30, 2005 compared to a negative return of $8.4 million for the three months ended June 30, 2004. The improved return in 2005 was primarily due to the net effect of:

•	Our trading equities generating a negative return of $2.5 million for the three months ended June 30, 2004. Our trading equities were investments in a multi-manager fund that followed a combination of fixed income strategies and were sold during the year ended December 31, 2004; and

•	Our debt securities generating a return of $4.8 million for the three months ended June 30, 2005 compared to a negative return of $5.2 million for the three months ended June 30, 2004. The increase was principally due to an improvement in the U.S. fixed income markets.

Six Months Ended June 30, 2005 and 2004

Summary of results:

	Six months ended June 30,
(In thousands except for per share amounts)	2005	2004
NET (LOSS) INCOME BEFORE TAXES
Underwriting (loss) income	$(26,192)	$40,783
Investment income, net of expenses	6,255	15,325
Other operating expenses	(3,322)	(5,588)

Net (loss) income before taxes from continuing operations	(23,259)	50,520
Income taxes	948	184

Net (loss) income from continuing operations	(22,311)	50,704

Net loss from subsidiary held for sale	—	(24,072)

Net (loss) income	$(22,311)	$26,632

Basic and diluted net (loss) income per share	$(0.19)	$0.22

The underwriting loss was primarily due to $15 million of reserve strengthening on a residual value reinsurance program and a discount of $6.8 million provided to reinsurers for the commutation and settlement of a further portion of our aviation excess of loss reinsurance protection. A more detailed discussion of the underwriting and investment income is set out in the sections below.

Other operating expenses of $3.3 million for the six months ended June 30, 2005 and $5.6 million for the six months ended June 30, 2004 consist of corporate expenses not allocated to operating segments including payroll, insurance, shareowner costs and rent. The decrease reflects the progress of our run off and, in particular, a further reduction in the number of employees.

During the six months ended June 30, 2005 we recorded an income tax credit of $0.9 million for Massachusetts State taxes that were previously paid but are now expected to be recovered following the favorable resolution of an earlier tax audit.

For the six months ended June 30, 2004 OPUS Re generated a net loss of $24.1 million including operating income of $0.9 million, the loss on sale of $23.8 million and a tax charge of $1.2 million primarily due to a valuation allowance against deferred tax assets. The sale of OPUS Re was completed on November 15, 2004.

Basic and diluted net loss per share was $0.19 for the six months ended June 30, 2005. For the same period in 2004 basic and diluted net income per share was $0.22 consisting of $0.42 per share of income from continuing operations offset by a loss of $0.20 per share from the discontinued operations of OPUS Re.

Underwriting

	Six months ended June 30,
(In thousands)	2005	2004
Gross premiums written	$(140)	$3,297
Premiums ceded	—	(4,321)

Net premiums written	(140)	(1,024)
Change in unearned premiums	10	4,903

Premiums earned	(130)	3,879
Commission and fee income	1,174	(2)

	1,044	3,877

Losses and loss expenses	(23,315)	43,404
Commissions, taxes and underwriting expenses	(3,921)	(6,498)

	(27,236)	36,906

Underwriting (loss) income	$(26,192)	$40,783

As a result of the reinsurance operations of the Company being in runoff, premiums written and earned are minimal and will remain insignificant in future periods. Gross premiums written for the six months ended June 30, 2004 of $3.3 million were due to changes in the estimates of ultimate written premium. Premiums ceded of $4.3 million for the six months ended June 30, 2004 are primarily due to additional premiums relating to the Company’s aviation excess of loss reinsurance program.

For the six months ended June 30, 2005, the Company generated a net underwriting loss of $26.2 million, which is primarily due to the net effect of:

•	Fee income earned of $1.2 million relating to the margin earned on one of our remaining finite risk reinsurance contracts;

•	Strengthening of accrued loss reserves by approximately $15 million following the receipt of new forecast information from the reinsured on a residual value reinsurance program that covers lease income shortfalls on a portfolio of aircraft through to 2013;

•	The commutation of our remaining aviation exposures for approximately $3.9 million in excess of our accrued loss reserves;

•	A discount of $8.7 million provided to reinsurers to settle disputed balances receivable and commute a further portion of our aviation excess of loss reinsurance protection. The commutation settlements resulted in the collection of $12.1 million of losses and loss expenses recoverable, of which $8 million was received in July 2005; and

•	Runoff costs of $3.2 million, comprising largely legal and consulting fees and internal costs of runoff.

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

Investment Income

	Six months ended June 30, 2005			Six months ended June 30, 2004
(In thousands)	Income	Other Comprehensive Income	Total Return	Income	Other Comprehensive Loss	Total Return
Equities
Available-for-sale	$—	$523	$523	$7	$(993)	$(986)
Trading	—	—	—	5,698	—	5,698
Debt securities	6,780	78	6,858	10,192	(8,141)	2,051
Other	311	—	311	474	—	474
Expenses	(836)	—	(836)	(1,046)	—	(1,046)

	$6,255	$601	$6,856	$15,325	$(9,134)	$6,191

Our investment portfolio generated a total return of $6.9 million for the six months ended June 30, 2005 compared to a total return of $6.2 million for the six months ended June 30, 2004. The comparative performance was primarily due to the net effect of:

•	Our investment in a Bermuda based life reinsurer generating a return of $0.5 million for the six months ended June 30, 2005 compared to a negative return of $1.0 million for the six months ended June 30, 2004;

•	Our trading equities generating a positive return of $5.7 million for the six months ended June 30, 2004. Our trading equities, which were sold during the year ended December 31, 2004, were investments in a multi-manager fund that followed a combination of fixed income strategies; and

•	Our debt securities generating a return of $6.9 million for the six months ended June 30, 2005 compared to $2.1 million for the six months ended June 30, 2004. The increase was principally due to improved performance in the U.S. fixed income markets.

The results for the six months ended June 30, 2005 included the effects of the write down in the first quarter of 2005 in the cost basis of certain investments in our fixed income portfolio, where the decline in value was considered other than temporary, recognizing our intent to sell a portion of our fixed income portfolio to fund the May 18, 2005 distribution to shareowners. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down is recognized as a realized loss in the income statement, even though there were no sales of the securities. For the six months ended June 30, 2005 the amount of the write-down was $1.5 million. No impairment charge was recognized during the six months ended June 30, 2004.

For the six months ended June 30, 2005 investment expenses decreased to $0.8 million from $1.0 million for the six months ended June 30, 2004. This was primarily due to a reduction in assets invested.

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

At June 30, 2005 the Company had $377 million of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the future payment of claims and operating expenses.

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

As a holding company, a substantial proportion of OPL’s assets relate to its investments in subsidiaries. As such, OPL’s ability to make future distributions to shareowners is largely dependent upon it receiving distributions from its subsidiaries. Insurance regulation in Bermuda requires that OPL, OPRe and OPAL each maintain minimum capital and liquidity requirements and also prohibits such entities from distributing more than 15% of their prior year’s statutory capital unless specific approval is obtained from the Bermuda Monetary Authority. In addition to existing regulatory requirements, the Bermuda Monetary Authority has requested that it pre-approve all distributions from OPAL, OPRe and OPL. See Note 4 to the Unaudited Consolidated Financial Statements for further information on the restrictions on distributions. On May 2, 2005, following approval from the Bermuda Monetary Authority, the Board of Directors of OPL declared a distribution to shareowners of $2 per share or $237.5 million and this amount was paid to shareowners on May 18, 2005.

Cash and cash equivalents decreased due to the following:

	Six months ended June 30,
(In thousands)	2005	2004
CASH FLOWS
Operating activities	$(54,849)	$(195,128)
Investing activities	42,654	359,645
Financing activities	(237,566)	(296,924)
Distribution from subsidiary held for sale	—	6,971

Net decrease in cash and cash equivalents	$(249,761)	$(125,436)

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

During the six months ended June 30, 2005 reinsurance balances receivable, funds withheld, accrued losses and loss expenses and reinsurance balances payable decreased by $3.5 million, $12.3 million, $47.5 million and $4.9 million, respectively. These decreases were primarily a result of the commutation and novation of several reinsurance contracts. We anticipate that these balances will continue to decrease as the runoff of OPL’s reinsurance operations progresses.

Reinsurance underwriting operations used $47.8 million of cash for the six months ended June 30, 2005 compared to using $223.3 million of cash for the six months ended June 30, 2004. These cash outflows were primarily due to commutation and novation payments.

During the six months ended June 30, 2005, the Company received $1.1 million of tax refunds relating to our real estate and leasing operations compared to receiving $19.5 million of tax refunds during the six months ended June 30, 2004. The Company no longer has any real estate operations or obligations.

We received $6.8 million of interest during the six months ended June 30, 2005 compared to $14.0 million of interest and dividends for the six months ended June 30, 2004. The reduction reflects the reduced level of assets invested.

During the six months ended June 30, 2005 we used $15.0 million for the payment of other operating expenses compared to using $5.6 million for the six months ended June 30, 2004. The increase was due to the payment of previously accrued retention and incentive awards and severance to employees in connection with their employment for the three years ending between March 31 and June 30, 2005.

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

During the six months ended June 30, 2005 we purchased $191.3 million and sold $233.9 million of available-for-sale investments compared to $368.0 million and $694.2 million, respectively for the six months ended June 30, 2004.

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

Since going into runoff OPL has made four liquidating distributions to shareowners totaling $8.50 per share. Distributions of $237.7 million, $296.9 million, $237.5 million and $237.5 million were paid on April 9, 2003, January 5, 2004, August 31, 2004 and May 18, 2005, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority. The timing and amount of any future distributions is dependent on OPL’s ability to obtain specific approval from the Bermuda Monetary Authority.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President & Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

In consequence of the continued progress of our runoff, the Company reduced its number of employees to eleven as of April 15, 2005. Since that time, we have further reduced our staff to seven as of June 30, 2005. These staff reductions necessitated changes to the Company’s current policies and procedures, including our internal controls over financial reporting and our disclosure controls and procedures. We believe that the changes in controls were appropriately designed to provide reasonable assurance regarding the reliability of financial reporting (and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States) and the effectiveness of our internal controls. However, there is increased reliance on a smaller number of personnel in both financial and executive positions and it will therefore be more difficult to ensure adequate segregation of duties.

There were no other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	The uncertainties of the loss and loss expense reserving process;

•	The uncertainties surrounding the estimates of losses incurred as a result of the terrorist attacks on the World Trade Center and the related events of September 11, 2001;

•	Future losses on unexpired policies, including a residual value reinsurance program where the Company is exposed to losses until 2013 and has a maximum exposure of $180 million;

•	Our ability to collect reinsurance recoverables, particularly given our disputes with reinsurers;

•	Uncertainties relating to government and regulatory policies;

•	Losses due to interest rate fluctuations and volatility in the U.S. financial markets which could affect our investment portfolio;

•	Losses arising from any potential sale of OPRe;

•	Adverse outcomes from any current, pending or future state or federal tax audits; and

•	The resolution of any current, pending or future litigation or other legal proceedings.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 5. Legal Proceedings

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

Date: August 8, 2005	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges
President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming
Chief Accounting Officer