Form 10-Q
period 2005-09-30
OVERSEAS PARTNERS LTD
filed 2005-11-08
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Common Stock, par value $.10 per share

(Title of Class)

118,758,470 Shares

Outstanding at November 8, 2005

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS:
Investments:
Available-for-sale, at fair value –
Debt securities (amortized cost: 2005 – $15,540, 2004 – $25,594)	$15,553	$25,597
Equity securities (cost: 2005 – $ —, 2004 – $709)	—	807

	15,553	26,404
Cash and cash equivalents	212,383	63,604
Interest receivable	535	109
Assets relating to former subsidiaries held for sale	—	654,854
Unquoted investment held for sale	1,750	2,541
Federal and state taxes receivable	1,102	1,358
Prepayments	5,283	4,948
Other assets	151	219

Total assets	$236,757	$754,037

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Liabilities relating to former subsidiaries held for sale	$—	236,243
Accounts payable and other liabilities	9,680	2,404

Total liabilities	$9,680	$238,647

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued 118,758,470 shares (2004: 127,500,000 shares); outstanding 118,758,470 shares (2004: 118,769,846 shares)	11,876	12,750
Contributed surplus	—	37,650
Retained earnings	215,188	624,193
Treasury stock (2004 – 8,730,154 shares), at cost	—	(158,755)
Accumulated other comprehensive income (loss)	13	(448)

Total members’ equity	227,077	515,390

Total liabilities and members’ equity	$236,757	$754,037

Net book value per share	$1.91	$4.34

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
INVESTMENT INCOME
Interest	$965	$688	$2,186	$1,971
Realized gain (loss) on available-for-sale securities	745	(584)	745	(590)
Amortization of fixed income securities	(1)	(10)	(4)	(32)
Dividends from unquoted investment	125	—	125	125
Other-than-temporary impairment of unquoted investment	(791)	—	(791)	—

	1,043	94	2,261	1,474

EXPENSES:
Reinsurance losses and loss expenses	—	1,561	—	542
Reinsurance commissions, taxes and other expenses	—	64	—	185
Investment expenses	45	17	98	216
Other operating expenses	1,483	1,499	3,829	4,465

	1,528	3,141	3,927	5,408

Loss from continuing operations before income taxes	(485)	(3,047)	(1,666)	(3,934)
Income taxes	(1,469)	1	(521)	184

Net loss from continuing operations	(1,954)	(3,046)	(2,187)	(3,750)

Discontinued operations:
Net (loss) income from former subsidiaries, net of taxes	(26,943)	20,978	(49,021)	48,314

Net (loss) income	$(28,897)	$17,932	$(51,208)	$44,564

EARNINGS PER SHARE
Loss from continuing operations	$(0.02)	$(0.03)	$(0.02)	$(0.03)
(Loss) income from discontinued operations	(0.23)	0.18	(0.41)	0.41

Basic and diluted net (loss) income per share	$(0.24)	$0.15	$(0.43)	$0.38

Weighted average number of shares outstanding	118,758	118,770	118,765	118,770

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(28,897)	$17,932	$(51,208)	$44,564

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	125	(795)	657	(1,965)
Less: reclassification adjustment for (gains) losses included in net (loss) income	(745)	584	(745)	590

Other comprehensive loss of continuing operations	(620)	(211)	(88)	(1,375)

Net unrealized holding gains (losses) on available-for-sale securities of former subsidiaries, net of tax	480	1,667	549	(6,805)

Other comprehensive (loss) income	(140)	1,456	461	(8,180)

Comprehensive (loss) income	$(29,037)	$19,388	$(50,747)	$36,384

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Nine Months Ended September 30, 2005 and 2004

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963
Net income	—	—	—	—	—	—	—	44,564	—	44,564
Distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,540)	—	(237,540)
Amortization of restricted common stock compensation	—	—	—	—	—	34	—	—	—	34
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	(8,180)	(8,180)

Balance, September 30, 2004	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$607,719	$477	$499,841

Balance, January 1, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$624,193	$(448)	$515,390
Net loss	—	—	—	—	—	—	—	(51,208)	—	(51,208)
Net unrealized gain on available- for-sale securities, net of tax	—	—	—	—	—	—	—	—	461	461
Distribution paid ($2.00 per share)	—	—	—	—	—	—	—	(237,540)	—	(237,540)
Repurchase and cancellation of shares	—	(8,742)	(874)	8,730	158,755	—	(37,650)	(120,257)	—	(26)

Balance, September 30, 2005	$—	118,758	$11,876	—	$—	$—	$—	$215,188	$13	$227,077

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income	$(51,208)	$44,564
Adjustments to reconcile net (loss) income to net cash expended by operating activities:
Loss (income) from former subsidiaries	22,117	(74,123)
Loss on sale of subsidiaries	26,904	25,809
Realized (gain) loss on available-for-sale securities	(745)	590
Other-than-temporary impairment of held-for-sale unquoted investment	791	—
Amortization of fixed income securities	4	32
Amortization of restricted common stock compensation	—	34
Other	—	141
Changes in assets and liabilities:
Interest receivable	(426)	193
Reinsurance balances receivable	—	10,014
Funds withheld	—	5,775
Other assets	(11)	15,529
Accrued losses and loss expenses	—	(91,938)
Reinsurance balances payable	—	74,114
Accounts payable and other liabilities	6,915	(9,053)

Net cash flow provided by operating activities	4,341	1,681

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	11,504	233,143
Purchase of available-for-sale investments	—	(47,282)
Net movement in restricted cash and cash equivalents	—	4,577

Net cash flow generated by investing activities	11,504	190,438

CASH FLOW FROM FINANCING ACTIVITIES:
Liquidating distributions	(237,540)	(534,464)
Repurchase of shares	(26)	—

Net cash flow expended by financing activities	(237,566)	(534,464)

CASH FLOW FROM DISCONTINUED OPERATIONS
Proceeds from sale of subsidiary	170,500	—
Distributions from former subsidiaries	200,000	156,971

Net cash flow provided by discontinued operations	370,500	156,971

Net increase (decrease) in cash and cash equivalents	148,779	(185,374)
Cash and cash equivalents:
Beginning of period	63,604	206,790

End of period	$212,383	$21,416

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$—
Interest	$—	$—

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

1. GENERAL

On February 13, 2002 the Board of Directors of Overseas Partners Ltd. (OPL or the Company) announced its decision to restructure OPL and cause its operations to begin an orderly runoff. The Board of Directors had concluded that the Company’s then existing capital structure would not allow it to continue to grow and compete effectively in the reinsurance market while at the same time satisfying the desire of many of the 98,000 shareowners to have greater liquidity for their investment in the Company.

Since entering into runoff, the Company’s operational focus has been to (i) preserve its capital base through various risk management initiatives and cost control; (ii) actively manage and negotiate early settlement of its reinsurance liabilities and real estate debt; (iii) seek opportunistic sales of its real estate assets and reinsurance subsidiaries; and (iv) prudently return capital to its shareowners over time.

Prior to the runoff decision, the Company had operated in two business segments: (i) reinsurance and (ii) real estate and leasing. The reinsurance activities were conducted through OPL and a number of its Bermuda and United States subsidiaries, all of which have now been sold. Most recently, the Company completed the sale of its principal operating subsidiary, Overseas Partners Re Ltd. (“OP Re”), on September 22, 2005. Previously the reinsurance segment also included the operations of Overseas Partners US Reinsurance Company (“OPUS Re”), which was sold on November 15, 2004. OPL has commuted, novated or otherwise settled all of its reinsurance obligations. The Company’s real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (“OPCC”), a wholly-owned subsidiary of OPL. OPCC and its subsidiaries sold the Company’s last remaining real estate holdings during the fourth quarter of 2003, and OPCC and all real estate subsidiaries have now been either sold or dissolved. The Company no longer conducts any active business operations and the Company’s activities at this time are restricted solely to those that are required to further its own winding up and dissolution.

The results of operations for the three and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

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

Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. If available-for-sale investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary and, for unquoted investments, the estimation of fair value involve significant management judgment.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

3. DISCONTINUED OPERATIONS

During the three months ended June 30, 2004, OPL classified the operations of OPUS Re as held for sale in contemplation of its proposed sale to Odyssey Re Holdings Corp. The sale was completed on November 15, 2004 for a purchase price of $43.0 million.

During the three months ended September 30, 2005 OPL classified the operations of its wholly owned subsidiary, OP Re, as held for sale in contemplation of the sale to Catalina Holdings Ltd. (“Catalina”). The sale was completed on September 22, 2005. The purchase price of $170.5 million has been paid in cash. Catalina is a Bermuda company which was established by Chris Fagan and Marwyn Capital with the acquisition funding provided by Nikko Principal Investments Limited and RBS Equity Finance and senior debt facilities provided by Barclays Bank.

In accordance with Statement of Financial Accounting Standards No. 144 all assets pertaining to OPUS Re and OP Re have been recorded as a single line item “Assets relating to former subsidiaries held for sale” and similarly all liabilities have been recorded as a single line item “Liabilities relating to former subsidiaries held for sale”. The net operating results of OPUS Re and OP Re have been recorded as discontinued operations in the statement of income. The financial statements for prior periods presented have been restated on a consistent basis.

Summary financial information about the results from discontinued operations pertaining to OPUS Re is presented in the following table:

(In thousands)	Three months ended September 30, 2004	Nine months ended September 30, 2004
REVENUES
Premiums earned	$2,502	$14,568
Investment income	661	2,124

	$3,163	$16,692

NET INCOME
Income from subsidiary held for sale	$3,661	$4,588
Income taxes relating to subsidiary held for sale	(810)	(1,979)
Loss on sale of subsidiary	(1,979)	(25,809)

Net income (loss) from subsidiary held for sale	$872	$(23,200)

Summary financial information about the results from discontinued operations pertaining to OP Re is presented in the following tables:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2005	2004	2005	2004
REVENUES
Premiums earned	$3	$5,832	$(127)	$9,712
Fee income	—	1,327	1,174	1,325
Investment income	2,683	11,490	8,558	26,482

	$2,686	$18,649	$9,605	$37,519

NET (LOSS) INCOME
(Loss) income from subsidiary held for sale	$(39)	$20,106	$(22,117)	$71,514
Loss on sale of subsidiary	(26,904)	—	(26,904)	—

Net (loss) income from subsidiary held for sale	$(26,943)	$20,106	$(49,021)	$71,514

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

3. DISCONTINUED OPERATIONS – (continued)

The major classes of assets and liabilities held for sale in relation to OP Re as of the date of sale and the last year end date were as follows:

(In thousands)	September 22, 2005	December 31, 2004
ASSETS
Cash and investments	$330,050	$579,176
Reinsurance balances receivable	24,333	49,785
Funds withheld	5,521	17,978
Other assets	1,806	7,915

Assets relating to subsidiary held for sale	361,710	654,854

LIABILITIES
Accrued losses and loss expenses	140,470	188,155
Unearned premiums	152	1,349
Reinsurance balances payable	23,221	28,060
Accounts payable and other accruals	814	18,679

Liabilities relating to subsidiary held for sale	164,657	236,243

Net assets relating to subsidiary held for sale	$197,053	$418,611

4. LIQUIDATING DISTRIBUTIONS

On October 28, 2005, at the Company’s request, the Bermuda Monetary Authority cancelled OPL’s registration as an insurer under the Bermuda Insurance Act of 1978 (the “Act”). As such, the Company is no longer subject to the provisions of the Act and does not need Bermuda Monetary Authority approval prior to making distributions to shareowners. However, prior to making any further liquidating distributions, OPL needs to consider, inter alia, the risk of investment losses, ongoing operating expenses and the availability of liquid assets. Distributions of $296.9 million, $237.5 million and $237.5 million were paid on January 5, 2004, August 31, 2004 and May 18, 2005, respectively. All liquidating distributions paid to date were pre-approved by the Bermuda Monetary Authority. On November 7, 2005 the Board of Directors declared a further liquidating distribution of $1.40 per share, ($166.3 million in total), to be paid on January 4, 2006 to shareowners of record as of November 7, 2005.

5. CANCELLATION OF SHARES

On July 5, 2005 OPL cancelled 8,730,154 common shares of par value US$0.10 each previously purchased by the Company and held as treasury stock (the “Shares”). The cancellation reflects the fact that the Company no longer expects to reissue shares held in treasury. The cost of the Shares was applied first to the par value of the Shares, then to contributed surplus with the remainder applied to retained earnings. The cancellation had no effect on total members’ equity.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three and nine months ended September 30, 2005 and 2004. Following the classification of OP Re and OPUS Re as subsidiaries held for sale, the results of OP Re and OPUS Re have been presented as discontinued operations in the statement of income in accordance with SFAS No. 144. The financial results for prior periods presented have been restated on a consistent basis.

Due to the runoff status of the Company, our results are likely to vary significantly from period to period. Our results of operations and cash flows for any interim period are not necessarily indicative of our results to be expected for the full year.

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

RECENT RUNOFF ACTIVITIES

The results for the nine months ended September 30, 2005 reflect the following significant transactions that were effected in accordance with our runoff goals and objectives. In particular, the Company:

•	Paid a liquidating distribution to shareowners on May 18, 2005 in the amount of $237.5 million (equivalent to $2 per share);

•	Disposed of all of its shares in a Bermuda based life reinsurer, effective September 14, 2005. The sale generated proceeds of $1.5 million and a realized gain of $0.7 million; and

•	Sold OP Re, effective September 22, 2005, for a total cash consideration of $170.5 million. As discussed further below, the sale represents another significant step towards our goal of returning capital to shareowners and, ultimately, dissolving OPL.

Although the sale of OP Re generated a loss of $26.9 million compared to the carrying value of OP Re’s net assets, we believe that the transaction results in the following benefits:

1.	Eliminates the risk of adverse claims experience on OP Re’s remaining accrued losses and loss expense reserves of approximately $140 million. In particular, there are significant uncertainties associated with the estimated ultimate losses on a residual value reinsurance program on which OP Re has up to $180 million of claims exposure arising from potential lease income shortfalls on a portfolio of aircraft through 2013;

2.	Obviates the need to hold significant capital and reserves for a further ten years or more in respect of OP Re’s remaining reinsurance obligations. It was becoming increasingly difficult to reach agreement with OP Re’s remaining cedants to commute or novate the remaining reinsurance liabilities;

3.	Eliminates the uncertainty associated with the collection of OP Re’s remaining losses recoverable from reinsurers totaling $30.3 million. Such balances are subject to various disputes with OP Re’s reinsurers and have necessitated the initiation of arbitration proceedings which are likely to take at least a year to complete and possibly significantly longer;

4.	Reduces the ongoing administrative costs associated with a prolonged runoff;

5.	Releases additional capital for distribution to shareowners. On November 7, 2005 OPL’s Board of Directors declared a further liquidating distribution of $1.40 per share ($166.3 million in total) to be paid on January 4, 2006 to shareowners of record as of November 7, 2005; and

6.	Positions OPL for liquidation.

We plan to hold a General Meeting of Shareowners on January 31, 2006 to initiate the formal process to wind up the affairs of OPL. The General Meeting of Shareowners is required to pass resolutions in favor of the commencement of the winding up and the appointment of a liquidator. We expect to issue a proxy statement to shareowners with further details of the proposed resolutions and winding up process during December 2005. Once the liquidator’s appointment is confirmed, the liquidator will assume responsibility for the winding up, including the settlement of all remaining creditor claims, if any, the distribution of remaining capital to shareowners and the ultimate dissolution of the Company. It is too early to accurately determine the date of final dissolution at this time, although we expect that it could be completed by the end of 2006 if events unfold according to plan.

RESULTS OF OPERATIONS

Summary of results for the three months ended September 30, 2005 and 2004

	Three months ended September 30,
(In thousands except for per share amounts)	2005	2004
NET (LOSS) INCOME
Investment income	$1,043	$94
Underwriting loss	—	(1,625)
Investment expenses	(45)	(17)
Other operating expenses	(1,483)	(1,499)

Net loss before taxes from continuing operations	(485)	(3,047)
Income tax (expense) benefit	(1,469)	1

Net loss from continuing operations	(1,954)	(3,046)

Net (loss) income from discontinued operations	(26,943)	20,978

Net (loss) income	$(28,897)	$17,932

Basic and diluted net (loss) income per share	$(0.24)	$0.15

Our investment portfolio generated income of $1.0 million for the three months ended September 30, 2005 compared to income of $0.1 million for the three months ended September 30, 2004. The investment income for the three months ended September 30, 2005 was affected by the following items:

•	An improvement in the U.S. fixed income markets such that our debt securities generated a return of $1.0 million for the three months ended September 30, 2005 compared to a return of $0.5 million for the three months ended September 30, 2004;

•	On September 14, 2005, OPL disposed of all of its shares in a Bermuda based life reinsurer. The sale generated a gain of $0.7 million, although $0.6 million of this gain had already been recorded as other comprehensive income; and

•	During the three months ended September 30, 2005 we determined that our 16% investment in a privately-held Barbados reinsurance company should be classified as held-for-sale and we subsequently reviewed the investment for impairment. Although the investee recently paid its customary semi-annual dividend, we recorded a write-down of $0.8 million in the investment to its estimated net realizable value to reflect recent operational difficulties experienced by the investee, the lack of a trading market for the investee’s shares and our non-controlling interest. The estimate of net realizable value required significant management judgment due to the lack of liquidity of the investment. We are currently reviewing exit alternatives for this investment.

Investment income for the three months ended September 30, 2004 was affected by a write-down in the cost basis of our investment in a Bermuda based life reinsurer of $0.4 million as the decline in value was considered other than temporary. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down was recognized as a realized loss in the income statement, even though there was no sale of the security.

The underwriting loss in the three months ended September 30, 2004 was due to the cost of commuting one of OPL’s last remaining reinsurance contracts. The final reinsurance contract was commuted in October 2005.

Other operating expenses of $1.5 million for each of the three months ended September 30, 2005 and September 30, 2004 consist of corporate expenses including payroll, insurance, shareowner costs and rent.

During the three months ended September 30, 2005 we recorded an income tax expense of $1.5 million, relating primarily to an accrual for additional state taxes that may be due following a recent Supreme Judicial Court decision that will likely result in an increase in the effective tax rate on capital gain transactions reported by Massachusetts tax payers for the period from January 1, 2002 to April 30, 2002. The final determination of the effective tax rate for such transactions and our ultimate liability is still subject to a number of legislative proposals which we expect to be resolved in the near future.

For the three months ended September 30, 2005 we incurred a loss of $26.9 million from discontinued operations, primarily relating to the net loss on sale of OP Re. For the three months ended September 30, 2004, the net income from discontinued operations comprised $20.1 million of income generated by OP Re and $0.9 million of income generated by OPUS Re. The net income from OP Re of $20.1 million was primarily due to $11 million of investment income and $9 million of underwriting income, reflecting gains on commutations offset by OP Re’s internal runoff costs. The net income from OPUS Re of $0.9 million reflected OPUS Re’s operating income of $3.7 million, an associated tax charge of $0.8 million and an increase in the estimated loss on sale of $2.0 million. OPUS Re’s operating income for the three months ended September 30, 2004 reflected a reduction in accrued losses and loss expenses following the results of an independent actuarial evaluation and strong investment performance.

Basic and diluted net loss per share was $0.24 for the three months ended September 30, 2005 primarily due to a $0.23 loss per share from the sale of OP Re. For the same period in 2004 basic and diluted net income per share was $0.15, consisting of $0.03 per share of loss from continuing operations offset by income of $0.18 per share from the discontinued operations of OP Re and OPUS Re.

Summary of results for the nine months ended September 30, 2005 and 2004

	Nine months ended September 30,
(In thousands except for per share amounts)	2005	2004
NET (LOSS) INCOME
Investment income	$2,261	$1,474
Underwriting loss	—	(727)
Investment expenses	(98)	(216)
Other operating expenses	(3,829)	(4,465)

Net loss before taxes from continuing operations	(1,666)	(3,934)
Income tax (expense) benefit	(521)	184

Net loss from continuing operations	(2,187)	(3,750)

Net (loss) income from discontinued operations	(49,021)	48,314

Net (loss) income	$(51,208)	$44,564

Basic and diluted net (loss) income per share	$(0.43)	$0.38

Our investment portfolio generated income of $2.3 million for the nine months ended September 30, 2005 compared to income of $1.5 million for the nine months ended September 30, 2004. The investment income for the nine months ended September 30, 2005 was affected by the following items:

•	An improvement in the U.S. fixed income markets such that our debt securities generated a return of $2.2 million for the nine months ended September 30, 2005 compared to a return of $1.7 million for the nine months ended September 30, 2004;

•	The sale of our shares in a Bermuda based life reinsurer generated a gain of $0.7 million for the nine months ended September 30, 2005, whereas during the nine months ended September 30, 2004 we recorded a write-down in the cost basis of this investment of $0.4 million as the decline in value was considered other than temporary; and

•	During the nine months ended September 30, 2005 we recorded a write-down of $0.8 million in the carrying value of our 16% investment in a privately-held Barbados reinsurance company.

The underwriting loss in the nine months ended September 30, 2004 was due to the cost of commuting one of OPL’s reinsurance contracts, partially offset by income recorded during the first six months of 2004 to reflect a change in the estimate of ultimate losses.

Other operating expenses of $3.8 million for the nine months ended September 30, 2005 and $4.5 million for the nine months ended September 30, 2004 consist of corporate expenses including payroll, insurance, shareowner costs and rent. The decrease in other operating expenses reflects the progress of our runoff and, in particular, a further reduction in the number of employees.

During the nine months ended September 30, 2005 we recorded an income tax expense of $0.5 million. This was due to a $1.4 million accrual for additional Massachusetts state taxes on the 2002 tax year, offset by the recovery of Massachusetts state taxes that were previously paid for the 2001 tax year but will now be recovered following the favorable resolution of a subsequent tax audit.

For the nine months ended September 30, 2005 we incurred a net loss of $49.0 million from discontinued operations pertaining to OP Re, including an operating loss of $22.1 million and the loss on sale of $26.9 million. The operating loss was primarily due to $15 million of reserve strengthening on a residual value reinsurance program and a discount of $6.8 million provided to reinsurers for the commutation and settlement of a portion of OP Re’s aviation excess of loss protection.

The net income from discontinued operations for the nine months ended September 30, 2004 comprises $71.5 million of operating income generated by OP Re and a net loss of $23.2 million from OPUS Re. The net operating income from OP Re of $71.5 million was due to net savings of approximately $48 million, generated through commutations of both OP Re’s assumed loss reserves and portions of its aviation excess of loss reinsurance protection, and approximately $24 million of investment income. The net loss of $23.2 million from OPUS Re included operating income of $4.6 million, a tax charge of $2.0 million (primarily due to a valuation allowance against deferred tax assets), and the estimated loss on sale of $25.8 million.

Basic and diluted net loss per share was $0.43 for the nine months ended September 30, 2005 consisting of $0.02 loss per share from continuing operations and $0.41 loss per share from the discontinued operations of OP Re. For the same period in 2004 basic and diluted net income per share was $0.38 consisting of $0.03 loss per share from continuing operations offset by income of $0.41 per share from the discontinued operations of OP Re and OPUS Re.

LIQUIDITY AND CAPITAL RESOURCES

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations.

Since going into runoff, OPL has sold all of its real estate holdings, extinguished all indebtedness associated with the real estate investments, dissolved or sold all of its former real estate and reinsurance operating subsidiaries and commuted significantly all of its own reinsurance liabilities. As such, OPL’s ongoing liquidity needs are limited to operating overhead (including payroll, rent and shareowner services costs) and future costs associated with the winding-up and liquidation process. At September 30, 2005 the Company had $228 million of cash and highly liquid investments. We believe that our current cash holdings and future sales and maturities of investments are adequate sources of liquidity for the payment of current creditors and future operating and liquidation expenses. Any excess capital will be returned to shareowners as liquidating distributions.

Cash and cash equivalents increased due to the following:

	Nine months ended September 30,
(In thousands)	2005	2004
CASH FLOWS
Operating activities	$4,341	$1,681
Investing activities	11,504	190,438
Financing activities	(237,566)	(534,464)
Cash flows from former subsidiaries held for sale	370,500	156,971

Net increase (decrease) in cash and cash equivalents	$148,779	$(185,374)

Operating activities

During the nine months ended September 30, 2005, the Company:

•	received $1.1 million of tax refunds relating to our former real estate and leasing operations;

•	received $1.8 million of interest and dividends;

•	used $5.0 million for the payment of other operating expenses; and

•	received $6.4 million from OP Re in exchange for OPL assuming responsibility for the payment of rent and employee severance and retention costs previously accrued by OP Re.

During the nine months ended September 30, 2004, the Company:

•	used $2.6 million to commute one of the Company’s reinsurance contracts;

•	received $2.1 million of interest and dividends;

•	received $19.5 million of tax refunds relating to our former real estate and leasing operations; and

•	used $17.3 million for the payment of other operating expenses, including $10 million as final settlement of a class action lawsuit and $4 million for the cost of prepaid Directors and Officers and Corporate Reimbursement runoff insurance coverage.

Investing activities

Following our decision to go into runoff, our investment objective has been to focus on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, we have steadily reduced the duration of our investment portfolio and increased our short-term investment positions to ensure that we will have cash available to distribute to shareowners and to mitigate our exposure to investment losses in the event of interest rate increases. More recently, following the sale of OP Re, we have invested a significant portion of our funds in cash equivalents as we prepare for a further distribution and the liquidation of the Company.

During the nine months ended September 30, 2005 we sold $11.5 million of available-for-sale investments. During the nine months ended September 30, 2004 we purchased $47.3 million and sold $233.1 million of available-for-sale investments. The net sales proceeds were used to partially fund the liquidating distributions to shareowners.

Financing activities

As a result of the decision to restructure OPL and cause its operations to begin an orderly runoff, we amended our dividend policy. It is unlikely that the Company will pay ordinary dividends in the future. We expect that all future returns of capital to our shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support its contingent liabilities and the availability of liquid assets.

Liquidating distributions of $296.9 million, $237.5 million and $237.5 million were paid on January 5, 2004, August 31, 2004 and May 18, 2005, respectively. All liquidating distributions were pre-approved by the Bermuda Monetary Authority.

Discontinued operations

During the nine months ended September 30, 2005 OPL received $370.5 million from discontinued operations. In May 2005 OP Re distributed $200.0 million and on September 22, 2005 OPL received $170.5 million as proceeds from the sale of OP Re. The distribution in May 2005 was used to partially fund the liquidating distribution to shareowners.

During the nine months ended September 30, 2004 OPL received $157.0 million from discontinued operations. In June 2004 OPUS Re distributed $7.0 million and in August 2004 OP Re distributed $150.0 million. These distributions were used to partially fund the liquidating distribution to shareowners in August 2004.

Credit Risk

Credit risk represents the loss that would occur if a counterparty or issuer failed to perform its contractual obligations. Certain policies and procedures have been established to protect the Company against such losses from its investments. Controlling duration of the investment portfolio by limiting tracking error to known benchmarks, placing limits on exposure to any one counterparty and mandating minimum credit ratings all serve to manage the credit exposure associated with the Company’s financial instruments.

Inflation

Our investments are not significantly affected by inflation as the liquidity of our portfolio permits us to respond quickly to changing market conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Following the sale of OP Re, the Company’s exposure to interest rate risk and credit risk has been reduced such that the Value-at-Risk of the Company’s cash and investment portfolio has reduced from $12.4 million as of December 31, 2004 to $2.0 million as of September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President & Chief Executive Officer and the Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the President & Chief Executive Officer and the Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

In consequence of the continued progress of our runoff, the Company reduced its number of employees to eleven as of April 15, 2005. Since that time, we have further reduced our staff to four as of September 30, 2005. These staff reductions necessitated changes to the Company’s current policies and procedures, including our internal controls over financial reporting and our disclosure controls and procedures. We believe that the changes in controls were appropriately designed to provide reasonable assurance regarding the reliability of financial reporting (and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States) and the effectiveness of our internal controls. However, there is increased reliance on a smaller number of personnel in both financial and executive positions and it will therefore be more difficult to ensure adequate segregation of duties.

There were no other changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Some of the statements contained in this Securities and Exchange Commission filing contain forward-looking information. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements can be identified by the use of such words as “expect,” “believe,” “hope,” “goal,” “plan,” “intend,” “estimate,” “may” and “will” or similar words. These forward-looking statements relate to our plans and objectives for future operations including our policy on future distributions.

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	Uncertainties relating to government and regulatory policies;

•	Uncertainty of the ultimate realizable value of our unquoted investment in a Barbados reinsurance company;

•	Losses due to interest rate fluctuations and volatility in the U.S. financial markets which could affect our investment portfolio;

•	Loss of the services of any of the Company’s remaining executive officers;

•	The costs of the liquidation process;

•	Adverse outcomes from any current, pending or future state or federal tax audits in relation to our former U.S. real estate operations; and

•	The resolution of any current, pending or future litigation or other legal proceedings.

We do not undertake any duty to update these forward-looking statements in any manner.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not directly involved in any legal proceedings. However, there are two outstanding personal injury claims against OPL’s former real estate subsidiaries for which OPL has assumed liability as the successor company. These claims are fully insured above a small deductible.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual General Meeting of Shareowners of the Company was held on August 8, 2005 in Hamilton, Bermuda. The notice of the Annual General Meeting and Proxy Statement were mailed on or about July 1, 2005 to shareowners of record as of May 31, 2005.

At the Annual Meeting, each of the directors nominated by the Board for election, Messrs. Bridges, Clanin, Cloutier, Davis, Pyne and Rance were elected to one year terms by the shareowners.

	SHARES VOTED FOR	SHARES VOTED AGAINST	SHARES ABSTAINED	TOTAL SHARES VOTED
Mark R. Bridges	108,423,602	1,125,779	191,046	109,740,427
Robert J. Clanin	108,029,929	1,519,452	191,046	109,740,427
Mark B. Cloutier	108,403,042	1,146,339	191,046	109,740,427
D. Scott Davis	108,372,208	1,177,173	191,046	109,740,427
Joseph M. Pyne	108,311,819	1,237,562	191,046	109,740,427
Cyril E. Rance	108,340,556	1,208,825	191,046	109,740,427

The appointment of Deloitte & Touche, Chartered Accountants, as independent auditors of the Company for the year ended December 31, 2005 was approved by a vote of 108,965,055 for, 508,844 against and 266,528 abstaining.

The minutes of the annual general meeting of shareowners of the Company held on August 4, 2004 were approved by a vote of 109,740,427 for and nil against.

The audited financial statements of the Company for the year-ended December 31, 2004, and the report of the Auditors thereon, were approved by a vote of 109,740,427 for and nil against.

ITEM 6. Exhibits

a)	Exhibits:

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2005	OVERSEAS PARTNERS LTD.

	By:	/s/ Mark R. Bridges
Mark R. Bridges
President and Chief Executive Officer

	By:	/s/ Chris Fleming
Chris Fleming
Chief Accounting Officer