Form 10-K
period 2005-12-31
OVERSEAS PARTNERS LTD
filed 2006-01-31
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005;

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

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒.    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant cannot be determined since there is no public trading market for the Registrant’s Common Stock.

The number of shares of Registrant’s Common Stock outstanding as of January 25, 2006 was 118,758,470.

OVERSEAS PARTNERS LTD.

INDEX FORM 10-K

PART I

Item 1. Business

1.1 Background

Overseas Partners Ltd. (“OPL” or the “Company”) is a company headquartered in Bermuda. The Company was organized as a corporation under the laws of Bermuda in 1983 as a subsidiary of United Parcel Service, Inc. (“UPS”). On December 31, 1983, the Company ceased to be a subsidiary of UPS when UPS paid a special dividend to its shareowners of one share of OPL Common Stock for each UPS share then outstanding to its shareowners of record as of November 18, 1983. There are currently approximately 98,000 record holders of our Common Stock.

OPL was formed to provide reinsurance against loss or damage to packages carried by UPS (the “shipper’s risk business”). Although the Company diversified into other lines of reinsurance, this remained OPL’s largest single reinsurance program until it was cancelled effective October 1, 1999. The shipper’s risk business was significant to the Company, not only because of the magnitude of the underwriting income that it generated, but also because its unique characteristics influenced our strategic and operational decision making. Our long-term investment philosophy, our underwriting risk tolerance and our eventual diversification into the ownership, management and leasing of real estate, were all functions of the profitability, stability and liquidity of the shipper’s risk business as were our dividend and share repurchase programs.

1.2 Runoff activities

Following the cancellation of shipper’s risk business, the Company sought to establish new lines of specialty reinsurance business through a number of wholly owned Bermuda and United States subsidiaries. However it became increasingly difficult to continue to grow and compete effectively in the reinsurance market while at the same time satisfying the desire of many of the shareowners to have greater liquidity for their investment in OPL, for which there was no trading market and no prospect of such a market. As a result, and following a review of strategic alternatives, the Board of Directors (the “Board”) determined that the Company would cease writing further reinsurance business effective February 13, 2002 and would begin an orderly runoff of its reinsurance operations.

Since entering into runoff the Company’s operational focus has been to (i) preserve its capital base through various risk management initiatives and cost control; (ii) actively manage and negotiate early settlement of its reinsurance liabilities and real estate debt; (iii) seek opportunistic sales of its real estate assets and reinsurance subsidiaries; (iv) prudently return capital to its shareowners over time and (v) position OPL for liquidation. The runoff was formalized through a Plan of Liquidation (the “Plan”) adopted, approved and ratified by the Board on March 28, 2003. The Plan provided for the sale of the Company’s assets, the payment of its liabilities and the distribution to shareowners of any capital not required to support the Company’s runoff.

Consistent with that Plan, OPL has now sold all of its reinsurance subsidiaries, including:

•	Overseas Partners Re Ltd. (“OPRe”), the principal reinsurance subsidiary, was sold to Catalina Holdings Ltd. (“Catalina”) for $170.5 million effective September 22, 2005. OPRe was incorporated by OPL in 1995 to diversify into additional lines of treaty and facultative business, including finite risk, accident & health, aviation & satellite, property, auto liability, marine and workers’ compensation. Catalina is a Bermuda company which was established by Chris Fagan and Marwyn Capital; and

•	Overseas Partners US Reinsurance Company (“OPUS Re”) was sold to Odyssey Re Holdings Corp. (“OdysseyRe”) for $43 million effective November 15, 2004. OPUS Re is a property & casualty reinsurer, based in Philadelphia, and was acquired by OPL in October 2000.

In addition, OPL has now commuted, novated or otherwise settled all of its own reinsurance obligations from business written prior to 2002 and is no longer licensed as a reinsurance company. As a result, the Company no longer has any reinsurance operations.

Similarly the Company is no longer engaged in the real estate and leasing business, following the sale of the final remaining leased asset in the fourth quarter of 2003. The Company’s real estate and leasing activities were previously owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (“OPCC”), a wholly-owned subsidiary of OPL. OPCC and all real estate subsidiaries have now been either sold or dissolved.

The runoff activities, including the aforementioned sales of real estate assets and operating subsidiaries, freed up significant amounts of excess capital, which the Company has been distributing to its shareowners. Since going into runoff the Company has made five liquidating distributions to shareowners, totaling approximately $1.2 billion.

The Company no longer conducts any active business operations and the Company’s activities at this time are restricted solely to those that are required to further its own winding up and dissolution. As such, the Company no longer has any operating segments.

Following the success of the runoff efforts, OPL has scheduled a Special General Meeting of its shareowners on January 31, 2006 for purposes of approving the formal winding up process, including the appointment of joint liquidators. The notice of the Special General Meeting and Proxy Statement were mailed on or about December 29, 2005 to shareowners of record as of December 15, 2005.

1.3 Winding up process and future activities

Under Bermuda law, upon the adoption of the resolutions in favor of the winding up and the appointment of joint liquidators, the Board and officers lose all power and authority, and the joint liquidators assume responsibility for the winding up, including the identification and settlement of all remaining liabilities, the distribution of remaining capital to shareowners and the ultimate dissolution of the Company.

The joint liquidators of the Company, in addition to giving specific notice to known creditors, will publish, in appointed newspapers in Bermuda and the United States, notice to creditors of the Company that they should submit any proof of debts due to them by the Company. These notices will usually be published at the same time as the notice of the winding up resolution. After the date by which creditors must submit their claims has expired (which must be not less than 14 days from the date of this notice), the joint liquidators of the Company will arrange for the settlement of all of the Company’s outstanding liabilities. The joint liquidators of the Company will distribute the remaining assets of the Company to shareowners, after payment of, or provision for, liabilities and the costs of liquidation, including anticipated fees and expenses of the joint liquidators. The amount of the final distribution to shareowners may be affected by:

•	the outcome of any future state or federal tax audits, if any, in relation to the Company’s former U.S. real estate operations;

•	the costs associated with, and the outcome of, any current, pending or future litigation or other legal proceedings; and

•	the costs of the liquidation.

Once the shareowners authorize the winding up of the Company and the appointment of the joint liquidators, the Company is no longer obligated under Bermuda law to provide audited annual financial statements to its shareowners. However, in the event that the winding up process continues for more than one year, the joint liquidators are required to convene a General Meeting of Shareowners after each anniversary of the shareowners’ vote to wind up the Company and must lay before the meeting a statement of receipts and payments.

The final general meeting of the Company is not required to be convened by individual notice to each shareowner but requires one month’s notice in an appointed newspaper in Bermuda and will conclude the corporate action necessary to liquidate the Company. At the final general meeting the joint liquidators’ accounts of the liquidation will be received and resolutions will be passed determining the manner in which the Company’s books and records will be disposed of and the Company will be dissolved.

Within one week after the final general meeting is held, the joint liquidators must notify the Bermuda Registrar of Companies that the Company has been dissolved. The Registrar will record that fact and the date of the dissolution (i.e., the date of the final general meeting) in the appropriate register. Subsequently, a certificate of dissolution will be issued by the Registrar (usually between three to six weeks after the final general meeting).

If no quorum is present at the final general meeting, the Company may be dissolved on the date for which the final general meeting was summoned by the joint liquidators’ notification of same to the Bermuda Registrar of Companies pursuant to Section 213(3) of the Companies Act.

It is too early to accurately determine the date of final dissolution at this time, but the Company believes that the dissolution will be substantially completed, if not completed, by the end of 2006 if events unfold according to plan.

1.4 Regulation

OPL conducted its reinsurance business from its principal offices in Bermuda and was subjected to regulation under Bermuda law. On October 28, 2005, at the Company’s request, the Bermuda Monetary Authority cancelled OPL’s registration as an insurer under the Bermuda Insurance Act of 1978 (the “Act”). As such, OPL is no longer subject to the provisions of the Act and does not need Bermuda Monetary Authority approval prior to making further distributions to shareowners.

OPL was not previously admitted or authorized to conduct business in any jurisdictions except Bermuda.

1.5 Taxation

OPL is incorporated under the laws of the Islands of Bermuda. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains. OPL believes that it has never carried on business through a permanent establishment in the United States. Therefore, it does not believe it has been subject to United States income taxes.

However, certain of OPL’s reinsurance and real estate subsidiaries were incorporated in the United States. These subsidiaries were subject to both state and federal income taxes in the United States. As of January 14, 2005 OPL had either liquidated or sold all of its United States based subsidiaries, so OPL no longer has any subsidiaries that are directly subject to United States income taxes. OPL’s management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the tax returns filed by any former United States subsidiaries for the 2002 to 2005 years have not expired and the Internal Revenue Service (“IRS”) or State Tax Commissioners may audit these tax returns and may seek to impose additional taxes.

1.6 Employees

As of January 31, 2006, OPL had a total of four employees all of which were located in Bermuda. Consistent with the liquidation plans of the Company all four employees were given notice of the termination of their employment effective February 10, 2006.

The Company purchases administrative and other services from a number of suppliers in Bermuda. The individuals who provide these outsourced services are not counted as employees.

The Company does not have any employees who are represented by a labor union and believes that its employee relations are good.

See “Item 10 – Directors and Executive Officers of the Registrant”.

1.7 Financial Information by Geographic Areas

As the Company stopped writing new reinsurance business as of February 13, 2002 and adopted the Plan on March 28, 2003, the Company does not have meaningful financial information by geographic areas for the past three fiscal years. The Company no longer conducts any active business operations and the Company’s activities at this time are restricted solely to those that are required to further its own winding up and dissolution. The Company’s current operations are all based in Bermuda.

1.8 Available Information

The Company files the following reports with the U.S. Securities and Exchange Commission (the “SEC”): Form 10-K, Form 10-Q, and Form 8-K. This information is available for reading and copying at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which the Company does. This electronically filed information can be accessed at http://www.sec.gov.

OPL’s Internet website address is www.overseaspartners.com. Under the “SEC Filings” tab at this website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

The Company Remains Subject to Potential Tax Contingencies

As discussed in section 1.5, management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the 2002 to 2005 tax returns filed by certain of OPL’s former wholly-owned real estate subsidiaries have not yet expired. The IRS or State Tax Commissioners may audit such tax returns and may seek to impose additional taxes on the Company. Any such audit would be likely to delay the completion of the proposed liquidation and any successful imposition of additional taxes on the Company would reduce the amount of the final distribution to shareowners.

The Liquidation Process May Uncover Unforeseen Creditor Claims and Could be Prolonged, Increasing Its Costs

The final distribution to shareowners will be reduced by any creditor claims that emerge from the winding up process and the costs incurred to complete the liquidation. The joint liquidators will be remunerated on a time and costs basis for all work reasonably and properly carried out in the winding up of the Company, together with reasonable out-of-pocket expenses and proper disbursements incurred in connection with the winding up. In addition to the joint liquidators’ fees, the Company will also incur shareowner service fees, legal fees, costs of insurance for the former directors and officers and other overheads. The ultimate costs of the liquidation will depend on whether any unforeseen creditor claims emerge from the winding up process and on how long the liquidation takes to complete.

There Is No Public Market for Our Common Shares

The Company’s shares are not traded on any stock exchange, over-the-counter market or other public market. In addition, Bermuda law requires that, once the shareowners approve the resolutions in favour of the winding up and the appointment of the joint liquidators, the consent of the joint liquidators must be obtained for any transfer of shares. The transfer agent will be instructed not to register transfers without the joint liquidators’ consent. As a result of these considerations, shareowners’ ability to dispose of their shares in the Company has been, and is expected to continue to be, severely limited.

Item 1B. Unresolved Staff Comments

Item 1B is not applicable since the Company is not an accelerated filer or a well-known seasoned issuer.

Item 2. Properties

The Company conducts its business from leased office premises in Bermuda. These facilities are in good condition and are adequate for the requirements of the Company. The Company plans to vacate the premises on February 24, 2006 and the liquidation will be administered from the offices of PricewaterhouseCoopers in Bermuda.

Item 3. Legal Proceedings

The Company is not directly involved in any legal proceedings. However, there is one outstanding personal injury claim against one of OPL’s former real estate subsidiaries for which OPL has assumed liability. This claim is fully insured above a small deductible.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

A Special General Meeting of Shareowners of the Company will be held on January 31, 2006 in Paget, Bermuda. The notice of the Special General Meeting and Proxy Statement were mailed on or about December 29, 2005 to shareowners of record as of December 15, 2005. The purpose of the Special General Meeting is to approve the winding up of the Company, including the appointment and remuneration of joint liquidators and the distribution of the surplus assets of the Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

5.1 Summary of OPL Stock

We are currently authorized to issue 900,000,000 shares of our Common Stock, par value $0.10 per share, of which 118,758,470 shares were issued and outstanding as of January 31, 2006. We are also authorized to issue 200,000,000 shares of preference stock of par value $0.10 per share. At present no shares of preference stock have been issued or are outstanding, nor are there any plans to issue any shares of preference stock in the foreseeable future.

Our Common Stock is not listed on any securities exchange and is not traded in any organized over-the-counter market. Prior to July 21, 1999, units of our Common Stock had been bundled with shares of UPS Common Stock and sold and provided as stock compensation awards to UPS employees under the UPS Managers’ Incentive and UPS Stock Purchase Plans (the “UPS Plans”). On July 21, 1999, we suspended the sale of our Common Stock under the UPS Plans following the announcement by UPS of an initial public offering.

There were approximately 98,000 record holders of our Common Stock as of January 31, 2006.

5.1.1 Voting Rights

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

5.1.2 Transferability of Common Stock - Our Right of First Refusal

Our Bye-Laws provide that no outstanding shares of our voting stock, including shares of our Common Stock, may be transferred, except by operation of law, including a bona fide gift or inheritance, unless the shares shall have first been offered, by written notice, for sale to us at the lower of their net book value or the price at which they are to be offered to the proposed transferee and on the same terms upon which they are to be offered to the proposed transferee. Notices of proposed transfers must be sent to our Treasurer, must set forth the number of shares proposed to be sold, the proposed price per share, the name and address of the proposed transferee and the terms of the proposed sale and must contain a statement by the proposed transferee that the information contained in the notice is true and correct. We have the option, within 30 days after receipt of the notice, to purchase all or a portion of the offered shares. If we fail to exercise or waive the option, the shareowner may, within a period of 20 days thereafter, sell to the proposed transferee all, but not part, of the shares that were previously offered to us and not purchased by us pursuant to our option, for the price and on the terms described in the notice. All transferees of shares hold their shares subject to the same restrictions. Shares previously offered to us but not transferred within the 20-day period remain subject to the initial restrictions.

Under our Bye-Laws, we have the right to purchase shares of our Common Stock that may be issued as stock dividends, or in stock splits, re-capitalizations or reorganizations similar to the rights that we have to purchase the shares on which the dividend, split, re-capitalizations or reorganization shares were issued. We also have the right to purchase our Common Stock in a number of other circumstances under our Bye-Laws.

Shares of our Common Stock may be pledged, but they may not be transferred upon foreclosure unless they have first been offered to us in the manner described above.

In addition, any shareowner who is our “affiliate” for purposes of the Securities Act of 1933, may effect a public resale of his or her shares to a purchaser other than us only upon delivery of an effective prospectus applicable to the resale as permitted by applicable securities laws or upon other compliance with applicable securities laws.

Given our impending liquidation we do not anticipate exercising our right of first refusal in the foreseeable future.

5.1.3 Our Purchase Rights - Recall

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

Given our impending liquidation it is unlikely that we will recall any shares in the future.

5.1.4 Dividend Policy

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

No dividends have been paid since August 2001. Given our impending liquidation, it is unlikely that we will pay any ordinary dividends in the future. Since going into runoff OPL has made five liquidating distributions to shareowners totaling $9.90 per share. Distributions of $237.7 million, $296.9 million, $237.5 million, $237.5 million and $166.3 million were paid on April 9, 2003, January 5, 2004, August 31, 2004, May 18, 2005 and January 4, 2006 respectively.

5.1.5 Determination of share value

When OPL commenced business in 1984, the book value method was used to set the price at which OPL would issue and repurchase shares. As OPL’s business grew, the Board determined that it was important to focus on the long-term value of the Company in setting the price of its stock. The fair value method enabled the Board to consider future earnings and prospects and the value of the business as a going concern when determining share price. In August of 1999, the shareowners of OPL voted to amend Bye-Law 40(13) to replace the book value method with the fair value method.

With the exception of shares purchased from employees, who had exercised put-options to sell their shares upon termination of their employment with the Company, the Company has not repurchased shares of our Common Stock since August 8, 2001. The fair value per share as determined by our Board of Directors since August 7, 2002 was as follows:

August 7, 2002 to February 25, 2003	$10.88
February 26, 2003 to August 6, 2003	$10.16

On August 6, 2003, the shareowners of OPL voted to amend Bye-Law 40(13) to replace the fair value method with the book value method such that the price paid for repurchases of our Common Stock, if any, corresponds to the net book value per share as determined from the Company’s most recent balance sheet as filed with the Securities and Exchange Commission. Book value measures the historic value of a business and is closely tied to accounting rules and time periods. Book value also reflects the effect of any dividends or other distributions made. As OPL has been making liquidating distributions to shareowners, it is important that the price paid for repurchases of shares, if any, should reflect any amounts already distributed. As such, we believe that book value is the most appropriate way of determining the price of our Common Stock. The net book value per share at each quarter-end, as reported in the Company’s quarterly filings with the Securities and Exchange Commission was as follows:

June 30, 2003	$8.49
September 30, 2003	$8.37
December 31, 2003	$5.90
March 31, 2004	$6.06
June 30, 2004	$6.05
September 30, 2004	$4.21
December 31, 2004	$4.34
March 31, 2005	$4.35
June 30, 2005	$2.16
September 30, 2005	$1.91
December 31, 2005	$0.52

5.2 Custody Arrangements for Certificates of OPL Common Stock

Each shareowner may elect to have Wachovia Bank hold his or her certificates as custodian without cost to the shareowner. Wachovia’s Employee Shareholder Service Department is located in Philadelphia, Pennsylvania and can be contacted at the following address:

Wachovia Bank

Employee Shareholder Services Corporate

Trust Department

P.O. Box 41784

123 South Broad Street

Philadelphia, PA

19101-1784

Phone: (215) 875-1144

Toll Free: (877) 223-6966

If a shareowner elects to have Wachovia hold the shares of Common Stock in custody, Wachovia will have the shares registered in Wachovia’s name, or that of a nominee, and will sell or otherwise dispose of the shares only upon the shareowner’s instruction and in conformity with our Bye-Laws. Wachovia will promptly remit distributions on Common Stock held in custody to the shareowner. Shareowners will receive periodic statements of the number of shares held by Wachovia for their account and of distributions paid on those shares. Notice of any regular or special meeting of our shareowners will be forwarded to shareowners by Wachovia, which will vote the shares as directed by the shareowner in a letter of instruction if returned to Wachovia in a timely fashion, or, on request, furnish the shareowner with a proxy thus permitting the shareowner to vote the number of shares of Common Stock held for him or her at the meeting. Absent instructions from the shareowner, Wachovia will vote the shares at its discretion. See also Securities Authorized for Issuance Under Equity Compensation Plans in Item 12.

Item 6. Selected Financial Data

The following selected financial information should be read in conjunction with OPL’s consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which follow this section. The decision to put the Company into liquidation will materially affect future results. The February 2002 decision to discontinue writing new reinsurance business and begin an orderly runoff of both the reinsurance and real estate & leasing operations also materially affected the comparability of the information.

During the three months ended June 30, 2004, OPL classified the operations of OPUS Re as held for sale in contemplation of its proposed sale to OdysseyRe. The sale was completed on November 15, 2004. During the three months ended September 30, 2005, OPL classified the operations of its wholly-owned subsidiary, OPRe, as held for sale in contemplation of the sale to Catalina. The sale was completed on September 22, 2005. In accordance with Statement of Financial Accounting Standards No. 144, all assets pertaining to OPUS Re and OPRe have been recorded as a single line item “Assets relating to former subsidiaries held for sale” and similarly all liabilities have been recorded as a single line item “Liabilities relating to former subsidiaries held for sale”. The net operating results of OPUS Re and OPRe have been recorded as discontinued operations in the statement of income. The summary financial information for prior periods has been restated on a consistent basis.

Five-Year Selected Financial Data

(In thousands U.S. $, except per share amounts)

Income Statement Data:

Years Ended December 31, (in thousands U.S.$)	2005	2004	2003	2002	2001
Revenue:
Gross reinsurance premiums written	$—	$—	$10,271	$16,952	$(548)

Reinsurance premiums earned	—	—	10,271	16,952	(548)
Reinsurance commission income	—	—	—	(23)	1,841
Real estate and leasing	—	—	3,020	83,837	196,980
(Loss) gain on disposal of assets	—	—	(10,198)	139,902	41,767
Investment income	2,795	1,971	37,963	6,150	22,306

Total revenue	2,795	1,971	41,056	246,818	262,346

Net (loss) income from continuing operations	(977)	(4,093)	(21,518)	9,099	(21,557)
Net (loss) income from discontinued operations	(49,021)	65,131	67,373	(225,690)	(239,201)

Net (loss) income	$(49,998)	$61,038	$45,855	$(216,591)	$(260,758)

Basic and diluted net (loss) income per share from continuing operations	$(0.01)	$(0.03)	$(0.18)	$0.08	$(0.18)

Cash dividends per share	—	—	—	—	$0.70

Balance Sheet Data:

December 31, (in thousands U.S.$)	2005	2004	2003	2002	2001
Total assets	$234,143	$754,037	$2,188,127	$3,358,421	$4,346,765
Long-term debt	—	—	—	100,322	556,099
Members’ equity	$62,023	$515,390	$700,963	$1,208,065	$1,318,921
Net book value per share	$0.52	$4.34	$5.90	$10.16	$11.07

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the results of operations, financial condition, liquidity, and capital resources as of and for the years ended December 31, 2005 and 2004. This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto presented under “Item 8 – Financial Statements and Supplementary Data”.

7.1 Overview

The Company’s financial condition, results of operations and cash flows are affected by a number of business factors and critical accounting policies as discussed further below. References to the “Company” in this Item 7 reflect the combined activities and results of OPL and its subsidiaries, whereas references to “OPL” pertain to the specific activities and results of OPL as a stand-alone company.

7.1.1 Business Factors

The Company’s historical operations were conducted through two segments – reinsurance and real estate & leasing. However, in February 2002, the Company announced its decision to discontinue writing new reinsurance business and begin an orderly runoff of both the reinsurance and real estate & leasing segments. The decision to go into runoff reflected the desire of many of the Company’s shareowners to have greater liquidity for their investment in OPL. As discussed further below, the decision to put the operations into runoff and the subsequent run off activities have significantly impacted the Company’s results of operations and associated cash flows. In particular, the Company’s results of operations and cash flows have varied significantly from year to year and will continue to do so.

a. Historic operations and sources of revenue, income and cash flow

Prior to the decision to begin an orderly runoff, the Company participated in a number of lines of reinsurance business including finite risk, accident & health, aviation & satellite, property, property catastrophe, auto liability, marine and workers’ compensation business primarily through OPRe in Bermuda and working layer casualty in the United States through OPUS Re.

The primary sources of reinsurance revenues were premiums from the Company’s reinsurance contracts and investment income earned from investing the premiums received and the capital allocated to the reinsurance segment. The expenses incurred by the reinsurance segment were primarily: (i) costs associated with the acquisition of the underlying business, including fees paid to reinsurance agents and brokers that introduce the business to the Company, and commissions paid to the reinsured (referred to as “ceding companies”) to reimburse them for a portion of their own acquisition costs; (ii) losses and loss adjustment expenses associated with underlying claims on the reinsured policies; and (iii) internal general and administrative expenses associated with the reinsurance runoff.

In addition, the Company earned real estate & leasing revenues by renting or leasing the hotel, office, retail and other properties that were acquired over time. The Company also expected to generate additional income from the appreciation in value of the properties during the period of ownership. Commencing in 2000, the Company started to dispose of its real estate properties on an opportunistic basis with a view to redeploying the capital to the reinsurance segment or providing liquidity to shareowners.

b. Current operations and sources of revenue, income and cash flow

The Company’s operational focus since going into runoff has been to: (i) preserve its capital base through various risk management initiatives; (ii) actively manage and negotiate early settlement of its reinsurance liabilities and real estate debt; (iii) seek opportunistic sales of its real estate assets and reinsurance subsidiaries; (iv) prudently return capital to its shareowners over time; and (v) position OPL for liquidation.

The primary risk management initiative was to negotiate the accelerated settlement of the accrued losses and loss expense liabilities of OPL and its wholly-owned subsidiaries, OPRe and OPUS Re. The negotiated settlements took the form of commutation or novation agreements and eliminated the risk of adverse claim experience on the reinsured policies and therefore released capital for distribution to shareowners. A commutation involves paying a single amount to the ceding company as a full and final settlement of the

Company’s estimated ultimate obligations. Novation involves paying a single amount, with the ceding company’s consent, to another reinsurer who then assumes all of the Company’s risks and obligations under the original reinsurance contract.

However some ceding companies were not willing to agree to commutation or novations and in some cases were unable to agree on a mutually acceptable settlement price. As such the Company determined that the most effective way of releasing the remaining capital from OPRe and OPUS Re was through the sale of the subsidiary itself. The sale of OPUS Re was completed on November 15, 2004 and the sale of OPRe was completed on September 22, 2005. In accordance with SFAS No. 144, the results of operations and cash flows of OPRe and OPUS Re have been presented as discontinued operations for all periods presented in the Management’s Discussion and Analysis.

Following the sales of OPRe and OPUS Re and the commutation and novation of all of OPL’s own reinsurance obligations, the Company no longer has any reinsurance operations and OPL’s reinsurance license was cancelled upon application of the Company to the Bermuda Monetary Authority in October 2005. Similarly, all of the Company’s real estate assets have now been sold, the last one in 2003, and the former operating subsidiaries have also been sold or liquidated. As such, the Company no longer has any real estate operations.

OPL’s primary source of revenue from continuing operations since the commencement of the runoff has been investment income earned from OPL’s investment portfolio. The most significant expenses relate primarily to internal general and administrative expenses associated with managing the runoff, including payroll, insurance, shareowner costs and rent. The net income from continuing operations for each of 2005, 2004 and 2003 also reflects the net underwriting results from those reinsurance contracts written by OPL prior to runoff.

Following the success of the aforementioned runoff activities, OPL has scheduled a Special General Meeting of Shareowners on January 31, 2006, for purposes of approving the formal winding up process, including the appointment of joint liquidators. Upon the appointment of the joint liquidators, the general and administrative expenses will comprise the joint liquidators’ fees, shareowner service fees, legal fees and other overheads. There will be no further payroll costs after February 10, 2006 as all remaining employees have been notified that their employment will be terminated as of that date. Investment income will decline in the future as the Company’s asset base is reduced through further liquidating distributions, whereas total general and administrative expenses may not decrease to the same extent. Consequently, it is possible that the Company will incur a net loss in future periods.

7.1.2 Critical Accounting Polices

The consolidated financial statements include amounts that, due to their nature, are inherently subjective, as their reported values are based on estimates that require complex assumptions and significant management judgment. The most critical accounting policies are discussed below:

a. Continuing operations – Other than temporary impairment in investments

Investments are reviewed periodically to determine if they have sustained any impairment in value that is considered to be other than temporary. If available-for-sale investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary, and, for the unquoted investment in particular, the estimation of fair value involves significant management judgment. These judgments impact the carrying value of the investments in the consolidated balance sheets and the results from continuing operations.

The Company recorded an impairment charge of $2.5 million during the year ended December 31, 2005 in connection with its 16% ownership interest in an unquoted, Barbados-based reinsurance company. The assessment of other than temporary impairment reflects recent operational difficulties experienced by the investee which may impact its ability to operate profitably and continue to pay dividends for the foreseeable future. The assessment also takes into account the plans to liquidate OPL on a timely basis and the resulting inability to hold the investment until such time as it recovers in value. The estimate of net realizable value takes into account the following:

•	the lack of a trading market for the investee’s shares;

•	other significant restrictions placed on the transfer of shares by the investee; and

•	the Company’s non-controlling interest.

b. Discontinued operations – Accrued losses and loss expenses

Following the sales of OPRe and OPUS Re there are no critical accounting policies associated with the Company’s former reinsurance activities. However the accounting policy for the estimation of reserves for accrued losses and loss expenses involved the most highly subjective and complex estimates and would have impacted reported net income from discontinued operations for the years ended December 31, 2005, 2004 and 2003.

The reserve for accrued losses and loss expenses included an estimate of outstanding losses and an estimate for losses incurred but not reported. Outstanding losses were estimated based on ceding company reports and other data considered relevant to the estimation process. The liability for losses incurred but not reported reflected management’s best estimates based on the recommendations of an independent actuary using the past loss experience of the Company and industry data. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors, which could vary significantly as claims are ultimately settled. The reserves as established by management were reviewed periodically and adjustments made in the period in which they became known.

There are other significant accounting policies that are important to an understanding of the Company’s Consolidated Financial Statements. See Note 2 of the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data”.

7.2 Results of Operations - Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

7.2.1 Runoff Activities for 2005

The results for the year ended December 31, 2005 reflect the following significant transactions that were effected in accordance with the Company’s runoff goals and objectives. In particular, the Company:

•	Paid a liquidating distribution to shareowners on May 18, 2005 in the amount of $237.5 million (equivalent to $2 per share) and declared a further distribution of $166.3 million (equivalent to $1.40 per share), that was paid on January 4, 2006;

•	Disposed of all of its shares in a Bermuda based life reinsurer, effective September 14, 2005. The sale generated proceeds of $1.5 million and a realized gain of $0.7 million; and

•	Sold OPRe, effective September 22, 2005, for a total cash consideration of $170.5 million. As discussed further below, the sale represents a significant step towards the goal of returning capital to shareowners and, ultimately, liquidating OPL.

Although the sale of OPRe generated a loss of $26.9 million compared to the carrying value of OPRe’s net assets, the transaction resulted in the following benefits:

•	Eliminated the risk of adverse claims experience on OPRe’s remaining accrued losses and loss expense reserves of approximately $140 million. In particular, there were significant uncertainties associated with the estimated ultimate losses on a residual value reinsurance program on which OPRe had up to $180 million of claims exposure arising from potential lease income shortfalls on a portfolio of aircraft through 2013;

•	Obviated the need to hold significant capital and reserves for a further ten years or more in respect of OPRe’s remaining reinsurance obligations. It was becoming increasingly difficult to reach agreement with OPRe’s remaining cedants to commute or novate the remaining reinsurance liabilities on acceptable terms;

•	Eliminated the uncertainty associated with the collection of OPRe’s remaining losses recoverable from reinsurers totaling $30.3 million. Such balances were subject to various disputes with OPRe’s reinsurers and necessitated the initiation of arbitration proceedings which were likely to take at least a year to complete and possibly significantly longer;

•	Reduced the ongoing administrative costs associated with a prolonged runoff;

•	Released additional capital for distribution to shareowners which, as noted above, was paid on January 4, 2006; and

•	Better positioned OPL for a timely liquidation. As noted earlier, a Special General Meeting of Shareowners has been scheduled for January 31, 2006 to initiate the formal process to wind up the affairs of OPL. It is too early to accurately determine the date of final dissolution at this time, although the Company believes that the winding-up process will be substantially completed, if not completed, by the end of 2006 if events unfold according to plan.

7.2.2 Summary and discussion of results

(In thousands except for per share amounts)	2005	2004
NET (LOSS) INCOME
Investment income	$2,795	$1,971
Underwriting income (loss)	1,642	(793)
Investment expenses	(177)	(251)
Other operating expenses	(6,112)	(5,989)

Net loss before taxes from continuing operations	(1,852)	(5,062)
Income tax benefit	875	969

Net loss from continuing operations	(977)	(4,093)

Net (loss) income from discontinued operations	(49,021)	65,131

Net (loss) income	$(49,998)	$61,038

Basic and diluted net (loss) income per share	$(0.42)	$0.51

The investment portfolio generated income of $2.8 million for the year ended December 31, 2005 compared to income of $2.0 million for the year ended December 31, 2004. The investment income for the year ended December 31, 2005 was affected by the following items:

•	An increase in the average amount of assets invested and an improvement in the U.S. fixed income markets meant that the Company’s debt securities generated a return of $3.8 million for the year ended December 31, 2005 compared to a return of $2.0 million for the year ended December 31, 2004;

•	On September 14, 2005, the Company disposed of all of its shares in a Bermuda based life reinsurer. The sale generated a gain of $0.7 million, although $0.6 million of this gain had already been recorded as other comprehensive income, whereas during the year ended December 31, 2004 the Company recorded a write-down in the cost basis of this investment of $0.4 million as the decline in value was considered other than temporary; and

•	During the year ended December 31, 2005 the Company determined that its 16% investment in a privately-held Barbados reinsurance company was other than temporarily impaired. As such, the investment was written-down by $2.5 million to its estimated net realizable value of nil, to reflect recent operational difficulties experienced by the investee.

Underwriting income for the year ended December 31, 2005 of $1.6 million represents the gain on the commutation of OPL’s last open reinsurance contract. For the year ended December 31, 2004 the underwriting loss arose primarily from the commutation of another of OPL’s reinsurance contracts.

Other operating expenses of $6.1 million for the year ended December 31, 2005 and $6.0 million for the year ended December 31, 2004 consist of corporate expenses including payroll, insurance, shareowner costs and rent.

The income tax benefit of $0.9 million for the year ended December 31, 2005 was due to the recovery of Massachusetts state taxes that were previously paid for the 2001 tax year but have now been refunded following the favorable resolution of a subsequent tax audit. As noted earlier, the Company has either liquidated or sold all of its United States based subsidiaries, so OPL no longer has any subsidiaries that are subject to United States income taxes and management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the tax returns filed by certain of OPL’s former wholly-owned real estate subsidiaries have not yet expired. The IRS or State Tax Commissioners may audit such tax returns and may seek to impose additional taxes on the Company.

For the year ended December 31, 2005 the Company incurred a net loss of $49.0 million from discontinued operations pertaining to OPRe, including an operating loss of $22.1 million and the loss on sale of $26.9 million. The operating loss was primarily due to $15 million of reserve strengthening on OPRe’s residual value reinsurance program and a discount of $6.8 million provided to reinsurers for the commutation and settlement of a portion of OPRe’s aviation excess of loss protection.

Net income from discontinued operations of OPRe and OPUS Re for the year ended December 31, 2004 was $65.1 million. The main factors that contributed to this result are discussed below in “Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003”.

Basic and diluted net loss per share was $0.42 for the year ended December 31, 2005 consisting of $0.01 loss per share from continuing operations and $0.41 loss per share from the discontinued operations of OPRe. For the year ended December 31, 2004 basic and diluted net income per share was $0.51 consisting of $0.03 loss per share from continuing operations offset by income of $0.55 per share from the discontinued operations of OPRe and OPUS Re.

7.3 Results of Operations - Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

7.3.1 Runoff Activities for 2004

The results for the year ended December 31, 2004 reflect a number of significant transactions that were effected in accordance with the Company’s runoff goals and objectives. In particular, the Company:

•	Sold OPUS Re for cash proceeds of $43 million generating a loss of approximately $25.9 million. The sale eliminated the risk of adverse claims experience on accrued losses and loss expense reserves of approximately $143 million, saved the ongoing costs associated with the runoff and also enabled additional capital to be released for distribution to shareowners;

•	Continued to position OPRe for sale through (i) the continued commutation of a number of its reinsurance contracts, generating savings compared to carried reserves of approximately $73 million. The commutations also reduce the exposure to future adverse claims experience while also releasing capital from OPRe for distribution to OPL shareowners, and (ii) the commutation of a portion of OPRe’s aviation excess of loss reinsurance protection, at a net cost of $3.9 million. Such results are reported as part of net income from discontinued operations following the classification of OPRe as a subsidiary held for sale; and

•	Paid a third post-runoff distribution to shareowners on August 31, 2004 in the amount of $237.5 million (equivalent to $2 per share).

7.3.2 Summary and discussion of results

(In thousands except for per share amounts)	2004	2003
NET INCOME
Investment income	$1,971	$12,283
Underwriting loss	(793)	(8,933)
Real estate and leasing loss	—	(25,418)
Investment expenses	(251)	(511)
Other operating expenses	(5,989)	(14,315)

Net loss before taxes from continuing operations	(5,062)	(36,894)
Income tax benefit	969	15,376

Net loss from continuing operations	(4,093)	(21,518)

Net income from discontinued operations	65,131	67,373

Net income	$61,038	$45,855

Basic and diluted net income per share	$0.51	$0.39

For the year ended December 31, 2004 the net loss from continuing operations of $4.1 million reflected the following:

•	The investment portfolio generated income of $2.0 million. The investment income was affected by a write-down in the cost basis of the Company’s investment in a Bermuda based life reinsurer of $0.4 million as the decline in value was considered other than temporary. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such a write-down was recognized as a realized loss in the income statement, even though there was no sale of the security;

•	A small underwriting loss due to the cost of commuting one of OPL’s reinsurance contracts, partially offset by a favorable change in the estimate of ultimate losses on remaining contracts;

•	The Company sold its final remaining leased asset during the fourth quarter of 2003 and therefore did not earn any real estate or leasing revenue in 2004;

•	Other operating expenses of $6.0 million, including payroll, insurance, shareowner costs and rent; and

•	An income tax benefit of $1.0 million primarily due to the recovery of $0.8 million of Massachusetts state taxes that were previously paid for the 1998 to 2000 tax years but have now been refunded following the favorable resolution of a subsequent tax audit.

The net income from discontinued operations for the year ended December 31, 2004 of $65.1 million comprised the following:

•	$88.3 million of operating income generated by OPRe due to (i) net savings of approximately $69 million, generated through commutations of both OPRe’s assumed loss reserves and portions of its aviation excess of loss reinsurance protection, (ii) approximately $32 million of investment income, and (iii) loss adjustment and operating expenses of approximately $13 million; and

•	A net loss of $23.2 million from OPUS Re, including operating income of $4.9 million, a tax charge of $2.2 million (primarily due to a valuation allowance against deferred tax assets), and the loss on sale of $25.9 million.

Basic and diluted net income per share was $0.51 for the year ended December 31, 2004 consisting of a loss of $0.03 per share from continuing operations offset by income of $0.55 per share from the discontinued operations of OPRe and OPUS Re.

For the year ended December 31, 2003 the net loss from continuing operations of $21.5 million reflected the following results:

•	The investment portfolio generated income of $12.3 million, net of the write-down in the cost basis of the Company’s investment in a Bermuda based life reinsurer of $6.4 million as the decline in value was considered other than temporary;

•	A net underwriting loss of $8.9 million due primarily to an increase in estimated ultimate losses on a workers’ compensation program. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California;

•	A loss of $25.4 million associated with the termination of the Company’s real estate and leasing operations, including (i) a pre-tax loss of $10.8 million from the sale of a distribution facility to Kmart Corporation for net cash proceeds of $6.8 million, (ii) the repurchase and cancellation of $75.0 million of long-term debt for a total premium of $35.9 million and (iii) a $20.9 million gain on sale of zero-coupon securities that were previously held as security for the aforementioned long-term debt but were released in connection with the repurchase and cancellation;

•	Other operating expenses of $14.3 million, including $10.0 million of costs to settle a class action lawsuit; and

•	An income tax benefit of $15.4 million arising from the loss on sale of the distribution facility and the premium paid to repurchase and cancel the long-term debt.

The net income from discontinued operations for the year ended December 31, 2003 of $67.4 million comprised the following:

•	$77.4 million of operating income generated by OPRe, including approximately $109 million of net investment income partially offset by underwriting losses on unexpired risks and reserve strengthening totaling approximately $15 million and operating expenses of approximately $16 million;

•	A net loss of $10.0 million from OPUS Re, including an operating loss of $11.6 million (including an asset impairment charge of $5.8 million to write-down the capitalized cost of insurance licenses following the classification of OPUS Re as held for sale) and a tax benefit of $1.6 million.

For the year ended December 31, 2003 basic and diluted net income per share was $0.39 consisting of a loss of $0.18 per share from continuing operations offset by income of $0.57 per share from the discontinued operations of OPRe and OPUS Re.

7.4 Liquidity and Capital Resources

7.4.1 Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations.

Since going into runoff, OPL has sold all of its real estate holdings, extinguished all indebtedness associated with the real estate investments, dissolved or sold all of its former real estate and reinsurance operating subsidiaries and settled all of its own reinsurance liabilities. As such, OPL’s ongoing liquidity needs are limited to operating overhead and costs associated with the winding-up and liquidation process. At December 31, 2005 the Company had approximately $228 million of cash and highly liquid investments, including approximately $166 million that was paid as a liquidating distribution on January 4, 2006. The investments were all sold in January 2006 and the proceeds are being held as cash. Management believes that the current cash holdings are adequate for the payment of current creditors and future operating and liquidation expenses. Any excess capital will be returned to shareowners as liquidating distributions. See Note 4 to the Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” for further information on the composition, value and scheduled maturities of our investment portfolio.

7.4.2 Cash Flows

Cash and cash equivalents decreased due to the following:

(In thousands U.S.$)	2005	2004
CASH FLOWS
Operating activities	$4,403	$(74,440)
Investing activities	12,207	266,677
Financing activities	(237,566)	(534,464)
Discontinued operations	370,139	199,041

Net increase (decrease) in cash and cash equivalents	$149,183	$(143,186)

Operating activities

During the year ended December 31, 2005, the Company:

•	received $1.6 million for the commutation of the Company’s last remaining reinsurance contract;

•	received $1.1 million of tax refunds relating to our former real estate and leasing operations;

•	received $4.2 million of interest and dividends;

•	used $9.0 million for the payment of other operating expenses; and

•	received $6.4 million from OPRe in exchange for OPL assuming responsibility for the payment of rent and employee severance and retention costs previously accrued by OPRe.

During the year ended December 31, 2004, the Company:

•	reinsurance underwriting operations used $78.8 million, primarily to commute two of the Company’s remaining reinsurance contracts, one of which resulted in the release of approximately $75.2 million of restricted cash;

•	received $2.6 million of interest and dividends;

•	received $20.0 million of tax refunds relating to our former real estate and leasing operations; and

•	used $18.2 million for the payment of other operating expenses, including $10 million as final settlement of a class action lawsuit and $4 million for the cost of prepaid Directors and Officers and Corporate Reimbursement runoff insurance coverage.

Investing activities

Following the decision to go into runoff, the Company’s investment objective has been to focus on capital preservation and short- to medium-term liquidity, as opposed to long-term return. Consequently, the Company has steadily reduced the duration of its investment portfolio and increased its short-term investment positions to ensure that it will have cash available to distribute to shareowners and to mitigate the exposure to investment losses in the event of interest rate increases. Following the sale of OPRe, the Company invested a significant portion of its funds in cash equivalents as it prepared for the liquidation of the Company. During January 2006 the Company sold all of its remaining marketable securities and is holding the proceeds as cash.

During the year ended December 31, 2005 the Company sold $12.2 million of available-for-sale investments. During the year ended December 31, 2004 the Company purchased $47.3 million and sold $234.2 million of available-for-sale investments. The net sales proceeds were used to partially fund the liquidating distributions to shareowners. During the year ended December 31, 2004 the Company’s restricted cash and cash equivalents reduced by $79.4 million, primarily due to the commutation discussed previously under “Operating activities”.

Financing activities

As a result of the decision to restructure OPL and cause its operations to begin an orderly runoff, the Company amended its dividend policy. It is unlikely that the Company will pay ordinary dividends in the future. It is expected that all future returns of capital to shareowners will be in the form of liquidating distributions, giving due consideration to the Company’s required capital levels to support its contingent liabilities and the availability of liquid assets.

Liquidating distributions of $296.9 million, $237.5 million, $237.5 million and $166.3 million were paid on January 5, 2004, August 31, 2004, May 18, 2005, and January 4, 2006, respectively.

7.4.3 Contractual Obligations

The Company does not have any contractual obligations as of December 31, 2005.

7.5 Credit Risk

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

7.6 Inflation

The impact of inflation on the Company’s remaining assets, liabilities and future operations is not expected to be significant given the Company’s plans to liquidate in the near future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s financial instruments that were exposed to market risks as of December 31, 2005 and December 31, 2004 were:

(In thousands U.S.$)	FAIR VALUE
	2005	2004
Available-for-sale portfolio:
Investment in equity securities	$—	$807
Investment in fixed income securities	14,847	25,597

	14,847	26,404
Cash and cash equivalents	212,787	63,604

Total cash and investments	$227,634	$90,008

The Company records its available-for-sale securities at fair value with unrealized gains or losses reported in the Consolidated Statements of Comprehensive Income.

The primary market risk exposure in the fixed income portfolio related to interest rate risk. Changes in market interest rates directly impact the market value of such securities. Additionally, the creditworthiness of the issuer, relative values of alternative investments, liquidity and general market and economic conditions may affect fair values of interest rate sensitive instruments.

The Company’s general strategy with respect to fixed income securities was to invest in high quality securities while maintaining diversification to avoid significant concentrations to individual issuers and industry segments. Consistent with the Company’s runoff objective to preserve capital, interest rate risk was managed by maintaining a short duration band and the Company’s fixed income securities at both December 31, 2005 and 2004 had an average duration of less than one year. This duration also reflected the Company’s need to fund operating expenses and distributions to shareowners.

During January 2006, all of the Company’s remaining marketable securities were sold, and following the payment of a distribution to shareowners of $166.3 million on January 4, 2006, the remaining invested assets of approximately $61 million were held on deposit at a leading financial institution.

As such the Company does not believe it is has any significant exposure to market risk.

Safe Harbor Disclosure

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Some of the statements contained in this SEC filing contain forward-looking information. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements can be identified by the use of such words as “expect,” “believe,” “hope,” “goal,” “plan,” “intend,” “estimate,” “may” and “will” or similar words. These forward-looking statements relate to our plans and objectives for future operations including our policy on future distributions.

You should be aware that these statements are subject to risks, uncertainties and other factors, that could cause the actual results to differ materially from those suggested by the forward-looking statements. Accordingly, there can be no assurance that those indicated results will be realized. Among the important factors that could cause actual results to differ materially from those indicated by our forward-looking statements are:

•	Uncertainties relating to government and regulatory policies;

•	Adverse outcomes from any future state or federal tax audits in relation to our former U.S. real estate operations;

•	The resolution of any current, pending or future litigation or other legal proceedings; and

•	The costs of the liquidation process.

We do not undertake any duty to update these forward-looking statements in any manner.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of OPL are filed together with this Report: see pages F-1 to F-14, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

10.1 Directors

Set forth below is certain biographical information concerning each of the directors.

Mark R. Bridges	Age 46	Director since 2002

Mr. Bridges was appointed President and Chief Executive Officer of OPL effective April 15, 2002. He has also served as Chief Financial Officer and Treasurer of OPL since May 1998. He also served as a Director of all of OPL’s former subsidiaries. He is a Fellow of the Institute of Chartered Accountants in England and Wales.

Robert J. Clanin	Age 62	Director since 1994

Mr. Clanin served as Senior Vice President, Treasurer and Chief Financial Officer of UPS from 1994 until his retirement on January 8, 2001. Mr. Clanin also served on the UPS Management Committee and on the UPS Board of Directors. He also serves as a director of Caraustar Industries, Inc., which produces recycled packaging, CP Ships Limited, which is one of the world’s largest container shipping companies, John H. Harland Co., a financial services company and Serologicals Corporation, a biotechnology company.

Mark B. Cloutier	Age 50	Director since 2002

Mr. Cloutier was appointed President and Chief Executive Officer of OPRe during May 2002 and left the Company to join Quanta Capital Holdings at the end of his contract on April 14, 2005. Mr. Cloutier also served as Executive Vice President and Chief Claims Officer of OPRe from November 20, 2000. Prior to joining OPL, Mr. Cloutier held senior management positions at E.W. Blanch Holdings, Inc. from 1999 until 2000 and TIG Holdings from 1995 until 1999.

D. Scott Davis	Age 54	Director since 1999

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

Joseph M. Pyne	Age 58	Director since 1995

From 1999 until his retirement in March 2004 Mr. Pyne directed the supply chain group of companies for UPS. Mr. Pyne also served as a member of the UPS Management Committee. Mr. Pyne is a member of the Council of Logistics Management and is also a member of the Board of Trustees for the UPS Foundation.

Cyril E. Rance	Age 71	Director since 1995

Mr. Rance was President and Chief Executive Officer of a large Bermuda insurer until his retirement in 1990. He has more than 40 years experience in all aspects of the insurance industry. He is a director of XL Capital Ltd., and of several other international companies registered in Bermuda.

10.2 Executive Officers

Listed below is certain information relating to the executive officers of OPL.

Name	Age	Offices
Mark R. Bridges	46	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Lynda A. Davidson Leader	47	Senior Vice President, Director of Operations and Shareowner Relations
Chris Fleming	33	Vice President, Chief Accounting Officer

For biographical information on Mr. Bridges, see above section on “Directors”.

Ms. Davidson Leader joined OPL as Finance Manager in February 2000. In March 2002 she was promoted to Senior Vice President, Director of Operations and Shareowner Relations. She is a member of the Institute of Chartered Accountants in England and Wales.

Mr. Fleming joined OPL in June 1999. In March 2002 he was promoted to Vice President, Chief Accounting Officer. He is a member of the Institute of Chartered Accountants in England and Wales.

10.3 Audit Committee Financial Experts

The Board of Directors has determined that the Company has at least one audit committee financial expert, Robert J. Clanin, serving on its audit committee. Mr. Clanin is “independent” as that term is defined in the NYSE rules.

10.4 Section 16(a) Beneficial Ownership Reporting Compliance

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

10.5 Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including the Company’s Chief Executive Officer and Chief Accounting Officer) and employees. The Company has made the Code of Ethics available on its website at www.overseaspartners.com.

Item 11. Executive Compensation

11.1 Summary Compensation Table

The following table provides certain summary information concerning the compensation paid or accrued by OPL and its subsidiaries, to or on behalf of the following executive officers (collectively the “Named Executive Officers”) in all capacities in which they served for the years ended December 31, 2005, 2004 and 2003:

Annual Compensation
Name and Principal Position	Year	Salary		Bonus (3)		Other Annual Compensation (4)		All Other Compensation (5)
Mark R. Bridges President, Chief Executive Officer and Chief Financial Officer	2005 2004 2003	$ $ $	441,666 395,833 370,833	$ $ $	1,062,500 562,500 437,500	$ $ $	168,000 162,000 156,000	$ $ $	3,325,208 47,917 40,417

Mark B. Cloutier (1) President and Chief Executive Officer, OPRe	2005 2004 2003	$ $ $	97,708 331,667 312,500	$ $ $	418,750 472,500 375,000	$ $ $	42,000 138,000 132,000	$ $ $	3,220,876 41,251 36,852

Lynda A. Davidson Leader SVP Director of Operations	2005 2004 2003	$ $ $	143,333 136,583 130,833	$ $ $	183,313 86,000 82,000	$ $ $	72,000 72,000 72,000	$ $ $	481,553 11,129 10,641

Chris Fleming VP Chief Accounting Officer	2005 2004 2003	$ $ $	129,833 122,500 113,200	$ $ $	130,500 64,000 57,000	$ $ $	40,000 40,000 40,000	$ $ $	284,574 9,325 8,510

D. Campbell McBeath (2) SVP Treasury and Investments	2005 2004 2003	$ $ $	55,841 135,583 129,900	$ $ $	92,500 86,000 77,000	$ $ $	29,226 72,000 72,000	$ $ $	710,765 11,079 10,345

(1)	By mutual consent Mr. Cloutier left the Company on the April 14, 2005 termination date of his contract.
(2)	Consistent with the Company’s runoff plans Mr. McBeath’s employment was terminated effective May 27, 2005.
(3)	Amounts shown for 2005 reflect awards paid in 2006 in relation to 2005 performance and also awards determined and paid in 2005 in relation to 2004 performance. Amounts shown for 2004 reflect awards determined and paid in 2004 in relation to 2003 performance.
(4)	Other annual compensation consists of housing allowances.
(5)	“All Other Compensation” payments in 2005 comprise of retention payments in the amount of $3,250,000 for Mr. Bridges, $1,700,000 for Mr. Cloutier, $465,221 for Ms Davidson Leader, $271,557 for Mr. Fleming and $462,062 for Mr. McBeath and severance benefits in the amount of $1,461,708 and $241,286 respectively for Mr. Cloutier and Mr. McBeath, in accordance with individual contracts of employment. Payments also include contributions in respect of OPL’s pension plan and the 401(k) and 401(a) plans. Amounts shown for 2005 and 2004 also include reimbursement of contributions to individual medical and pension plans to Mr. Cloutier following the termination of similar Company benefit plans. Mr. Cloutier received fees as a director in the amount of $30,000 for attendance at meetings subsequent to his date of termination of employment. None of the other Named Executive Officers received fees as a director or committee member.

11.2 Stock Option / Stock Appreciation Right Grants in 2005

There were no stock option grants or SAR grants during 2005.

11.3 Stock Options and Stock Appreciation Rights Exercises and Holdings

No Stock Options or SARs were exercised by any Named Executive Officers during 2005. There are no remaining unexercised SARs. The following table contains information on unexercised Stock Options held by the Named Executive Officers on December 31, 2005.

Aggregated Stock Option Value at December 31, 2005

	Number of Unexercised Options		Value of Unexercised Options (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark R. Bridges	70,352	—	$0	$—
Mark B. Cloutier	—	—	$—	$—
Lynda A. Davidson Leader	6,500	—	$0	$—
Chris Fleming	3,750	—	$0	$—
D. Campbell McBeath	—	—	$—	$—

(1)	Based on the book value per share of OPL Common Stock as of December 31, 2005 minus the exercise price of OPL Common Stock at the time of grant of the Stock Option. As a result of OPL’s decision to place its operations into runoff, it is unlikely that the unexercised Stock Options will have any value in the future.

11.4 Employment Contracts and Termination of Employment Arrangements

This section discusses the employment contracts and termination agreements for the Chief Executive Officer and those other Named Executive Officers that have employment contracts.

Effective April 15, 2002, the Company entered into an Employment Agreement with Mark R. Bridges (the “Bridges Agreement”) that provided that he serve as President and Chief Executive Officer of the Company for the three years to April 14, 2005. Effective March 7, 2005 the Bridges Agreement was extended (the “Extended Employment Agreement”) through to March 31, 2006 on similar terms. In particular, the Extended Employment Agreement set his annual base salary effective March 1, 2005 at $450,000 (subject to annual review), set his target annual incentive at 100% (subject to a minimum of 50% and a maximum of 150%) of base salary for 2005 and subsequent years (subject to annual review), and provided for the terms of payment of salary and severance benefits in the event of his death, disability or termination.

The Extended Employment Agreement also provided Mr. Bridges with the right to participate in the Company’s pension plan and a monthly housing allowance of $14,000 subject to increase by $500 per month on each subsequent January 1, as well as certain additional benefits which are provided to all employees generally.

Under the Bridges Agreement, Mr. Bridges received a retention bonus of $3,250,000 on April 15, 2005 covering the initial three years of his employment. The final amount of the bonus was determined at the sole discretion of the Compensation Committee in accordance with the provisions of the Overseas Partners Ltd. Retention and Incentive Award Plan. In addition, under the Extended Employment Agreement, Mr. Bridges was entitled to a further retention bonus of $833,000 payable upon the earliest of (i) March 31, 2006 and (ii) Mr. Bridges’ termination without cause.

On January 10, 2006, Mr. Bridges was given notice that his employment will terminate on February 10, 2006 in anticipation of the plans to liquidate the Company. In accordance with the terms of his employment Mr. Bridges was entitled to the aforementioned retention bonus of $833,000 and a severance benefit of $2,222,331 comprising of: 1) two times his (i) annual base salary, (ii) annual housing allowance and (iii) target annual incentive amount; 2) the pro rata target annual incentive amount for the year of termination; and 3) medical benefits for twenty-four months after termination. The retention bonus and severance benefits were paid on January 20, 2006. Mr. Bridges is also entitled to exercise a put option (within 15 days), requesting that OPL purchase his shares at current book value. Mr. Bridges has indicated that he will not exercise his put option.

Effective April 15, 2002, the Company entered into an Employment Agreement with Mark B. Cloutier (the “Cloutier Agreement”), which provided that he serve as President and Chief Executive Officer of Overseas Partners Re Ltd. The contract set his annual base salary effective March 1, 2002 at $300,000 (subject to annual review), set his target annual incentive at 100% (subject to a minimum of 50% and a maximum of 150%) of base salary for 2002 and subsequent years (subject to annual review) and provided for the terms of payment of salary and benefits in the event of his death or disability, termination or a Change in Control.

Mr. Cloutier was also provided the right to participate in the Company’s pension plan or to receive an equivalent amount in the event the relevant plan is terminated, and provided a monthly housing allowance of $10,500, which increased by $500 per month on each subsequent January 1. In addition, the Company reimbursed Mr. Cloutier for the cost of one round-trip business class airline ticket between Bermuda and Dallas, Texas each month and provided certain additional benefits, which are provided to all employees generally.

Mr. Cloutier received a signing bonus of $250,000 when the Cloutier Agreement was signed. In addition, under the Cloutier Agreement, Mr. Cloutier received a retention bonus of $1,700,000 on April 15, 2005 for the three year period then ended. The final amount of the bonus was determined at the sole discretion of the Compensation Committee in accordance with the provisions of the Overseas Partners Ltd. Retention and Incentive Award Plan.

The scheduled termination date for the Cloutier Agreement was April 14, 2005 and by mutual consent it was determined that Mr. Cloutier’s employment would not be extended beyond the termination date. In accordance with the agreement Mr. Cloutier received a severance benefit of $1,461,708 equal to: 1) two times his i) annual base salary and ii) target annual incentive amount; 2) the pro rata target annual incentive amount for 2005; and 3) two times the monthly housing allowance.

Ms. Davidson Leader, Mr. Fleming and Mr. McBeath each entered into a Statement of Employment in accordance with the Company’s customary practice for all employees (with the exceptions of Mr. Bridges and Mr. Cloutier who are discussed above). Such Statements of Employment provide for the following: (i) an annual base salary (subject to annual review); (ii) a housing allowance; (iii) a target annual incentive at 50% of base salary (subject to a minimum of 25% and a maximum of 75% of base salary). For Mr. Fleming the target annual incentive is 40% of base salary (subject to a minimum of 20% and a maximum of 60% of base salary); (iv) the right to participate in the Company’s pension plan; and (v) certain additional benefits which are provided to all employees generally.

Each of the three individuals received a Retention and Incentive Award for the period from April 1, 2002 through March 31, 2005, as disclosed in the Summary Compensation Table. The final amount of the Retention and Incentive Award was determined at the sole discretion of the Compensation Committee in accordance with the provisions of the Overseas Partners Ltd. Retention and Incentive Award Plan and was paid on March 31, 2005.

Mr. McBeath’s employment was terminated effective May 27, 2005, and Ms. Davidson Leader and Mr. Fleming have been given notice that their employment will terminate on February 10, 2006. In accordance with each of their Statements of Employment, each Executive was entitled to receive, in addition to accrued salary and benefits, a severance benefit equal to nine months of base salary and housing allowance, a pro-rata target annual incentive amount for the year of termination, and medical benefits for nine months after termination. Mr. McBeath received a severance benefit in the amount of $241,286 on May 27, 2005. On January 20, 2006, Ms. Davidson Leader and Mr. Fleming received severance benefits totaling $195,494 and $149,476, respectively, in addition to the aforementioned medical benefits. In accordance with their Statements of Employment Ms. Davidson Leader and Mr. Fleming also received further retention bonuses of $170,000 and $130,000, respectively, in respect of their employment from March 2005.

All Executives are entitled to exercise a put option (within 15 days), requesting that OPL purchase their shares at current book value. The actual compensation packages each Named Executive Officer are detailed under the tables and descriptive paragraphs of this section entitled “Executive Compensation”.

11.5 Compensation of Executive Officers and Other Information

11.5.1 Report of the Compensation Committee on Executive Compensation

The Compensation Committee of the Board of Directors (the “Committee”) has provided the following report on Executive Compensation:

Philosophy and Composition of Committee

The Committee was comprised entirely of the following non-management directors: Cyril E. Rance, Chairman, Robert J. Clanin and D. Scott Davis. The Committee had responsibility for determining the compensation of the Chief Executive Officer (“CEO”) and for approving the compensation of the other officers of OPL upon the recommendation of the CEO.

The objectives of the Committee were to (i) achieve fair compensation for the individuals; (ii) preserve shareowner value by retaining qualified executives with the requisite knowledge of the Company’s historical operations and who are creative, motivated and dedicated; and (iii) align the financial rewards of management with those of the Company’s shareowners.

Establishment of Executive Compensation Program and Procedures

The executive compensation program reflects the fact that OPL’s operations were put into runoff effective February 13, 2002 with the intention of returning capital to shareowners and ultimately liquidating the company.

The Company’s compensation program reflected the fact that the reinsurance industry is very competitive, high risk and complex. Successful companies differentiate themselves from their competitors by the talent deployed to meet their customer needs. These factors continue to be true for a company in runoff, although the required skill sets tend to be more claims and finance related rather than underwriting and marketing. The compensation program also reflected the unique circumstances that relate to the attraction and retention of superior executives in Bermuda.

Prior to putting the Company’s operations into runoff the Committee had utilized the services of an independent compensation consultant to assist in the development of the compensation philosophy and to make recommendations regarding OPL’s executive compensation program. While the compensation philosophy for base pay, housing allowances and annual incentive awards has remained the same, the long-term incentive compensation component was modified in 2002 to reflect the additional challenges of retaining adequate resources for the initial period of the run off. In particular the Company adopted the Overseas Partners Ltd. Retention and Incentive Award Plan, to replace the awarding of annual stock option and restricted stock grants. The initial Retention and Incentive Award covered the three year period ended April 15, 2005. An additional retention award was provided in 2005 to retain key executives through to March 31, 2006.

As an overall evaluation tool in determining levels of compensation and compensation opportunity (e.g., base salary, annual incentive targets and retention and incentive award levels), for the Company’s executive officers, the Committee reviewed the compensation policies and levels of pay opportunity of other reinsurance and insurance companies based in Bermuda. The Committee also reviewed published reinsurance and insurance industry compensation surveys, as they are applicable to officers and other employees. Although the Committee did not define or establish a specific comparison group of reinsurance companies for determination of compensation, those listed in the salary surveys that shared one or more common traits with OPL, such as asset size, geographic location, and similar lines of business, were given more weight.

The Company generally targeted the median to second quartile of comparable companies in establishing cash-based compensation and long-term incentives.

Components of the Named Executive Officer Compensation for 2005

For 2005, the executive compensation program for the Named Executive Officers consisted of the following components:

Base salary: The Named Executive Officers’ base salaries and performance were reviewed annually. The base salaries were primarily determined by evaluating the individual officers’ level of responsibilities for their position, the strategic importance of their position, their position relative to other positions within OPL, and by comparing salaries detailed in the salary surveys for other Bermuda-based executives with similar experience and responsibilities. Consideration was also given to the views of the CEO regarding how the Named Executive Officer had performed during prior years. The Committee did not place specific weight on any of the above-listed factors.

Housing allowance: Allowances for executives were intended to subsidize the executive officers’ rental costs given the high cost of living in Bermuda. Such allowances were determined at the sole discretion of the Committee based on its assessment of prevailing market rates.

Annual incentive compensation: Each Executive Officer had a target and a maximum bonus available based upon a percentage of his/her base salary. Actual incentive awards were paid in cash based on the achievement of both individual and corporate financial and strategic goals. Individual goals, both qualitative and quantitative, were established annually for each officer and differ depending upon each officer’s job responsibilities.

The annual incentive awards approved by the Committee and paid in 2005 relate to 2004 performance and the awards approved and paid in 2006 related to 2005 performance. In assessing individual performance, the Committee considered a number of achievements for the Company and its former subsidiaries in relation to, among other things, (i) the preservation of capital through effective risk management initiatives including the early settlement of reinsurance liabilities and the disposal of illiquid investments and the collection of reinsurance balances recoverable; (ii) the creation of shareowner value through investment income, the settlement of accrued losses and loss expenses at an amount less than carried reserves and control over internal runoff costs; (iii) the sale of operating subsidiaries (iv) timely release of capital for distribution to shareowners; and (v) improved positioning of the Company for ultimate liquidation. The Committee also considered the Company’s overall financial performance.

Long-term incentive compensation: In 2002 the Company adopted the Overseas Partners Ltd. Retention and Incentive Award Plan to incent all remaining Bermuda Executives and employees to remain with the Company for an extended period and to achieve certain objectives that were aligned with the interest of our shareowners. The amount of award paid to the Named Executive Officers for the three year period ended March 31, 2005 was at the discretion of the Compensation Committee taking into account the financial performance of the Company through to that period. An additional award was provided to Ms. Davidson Leader and Mr. Fleming in March 2005 upon the extension of their employment contracts. Such awards become payable upon the earliest of (i) March 31, 2006 and (ii) the Executive’s termination without cause. These awards were paid on January 20, 2006.

Determination of the CEO’s Compensation for 2005

Mark R. Bridges has served as the CEO since April 15, 2002. Mr. Bridges’ compensation package is detailed under the tables and descriptive paragraphs of this section entitled “Executive Compensation and Other Information.”

In evaluating the CEO’s performance, the Committee reviewed the financial performance of the Company and other performance assessment areas uniquely determined for the CEO, as determined by the Committee.

Base salary: Mr. Bridges’ annual base salary for 2005 of $450,000 was determined by the Committee after an assessment of competitive salary levels for CEOs of similar-sized reinsurance companies, the scope and nature of runoff activities relative to ongoing reinsurance companies and his overall prior performance with the Company.

Housing allowance: Mr. Bridges’ housing allowance was increased to $14,000 per month to reflect competitive market rates in Bermuda for similar positions.

Annual incentive compensation: The annual incentives for Mr. Bridges paid in 2006 and earned for 2005 performance and determined and paid in 2005 for 2004 performance, were determined at the discretion of the Committee. The Committee considered both the performance of the Company and Mr. Bridges’ individual performance. The individual performance weighting reflected, amongst other things, (i) the preservation of capital through effective risk management initiatives including the early settlement of reinsurance liabilities and the disposal of illiquid investments and the collection of reinsurance balances recoverable; (ii) the creation of shareowner value through investment income, the settlement of accrued losses and loss expenses at an amount less than carried reserves and control over internal runoff costs; (iii) the sale of operating subsidiaries; (iv) timely release of capital for distribution to shareowners; and (v) improved positioning of the Company for ultimate liquidation.

Long-term incentive compensation: No awards for long-term incentive compensation were provided during 2005 as a result of OPL’s status as a Company in runoff. Mr. Bridges participated in the Company’s Retention and Incentive Award Plan. The amount of the award paid on April 15, 2005 covering the initial three year period of his employment was at the discretion of the Compensation Committee taking into account the financial performance of the Company through to April 15, 2005. In addition Mr. Bridges was entitled to a further retention bonus of $833,000 payable upon the earliest of (i) March 31, 2006 and (ii) the Executive’s termination without cause. This award was paid on January 20, 2006.

The Company is not subject to Section 162(m) of the Internal Revenue Service Code.

The foregoing report has been respectfully furnished by the members of the Compensation Committee, being:

Cyril E. Rance, Chairman

Robert J. Clanin

D. Scott Davis

11.5.2 Compensation of Directors

Directors who were employees of OPL at the time of their service as directors received no additional compensation for their service as directors or as members of committees appointed by the Board of Directors. Other directors received an annual retainer award of $40,000. Members of the Audit, Compensation and Nominating Committees who are not employees of OPL received an additional fee of $1,250 for each Committee meeting they attended.

11.5.3 Compensation Committee Interlocks and Insider Participation

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

See “Item 13 – Certain Relationships and Related Transactions” for disclosure of common relationships with UPS.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

12.1 Stock Ownership of Certain Beneficial Owners and Management

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

No individual or group known to the Company beneficially owns more than five percent of the outstanding shares of OPL Common Stock.

Common Stock Held as of January 25, 2006 (1)
Name	Shares Beneficially Owned (2)	Additional Shares in which the Individual has, or Participates in, the Voting or Investment Power (3)	Total Shares and Percent of Class
Mark R. Bridges Cumberland House One Victoria Street P.O. Box 1581 Hamilton, HM GX, Bermuda	164,494 (includes 70,352 unexercised Stock Options)	—	164,494 (0.14%)

Robert J. Clanin 14780 East Bluff Road Alpharetta GA 30004	44,075 (includes 6,204 unexercised Stock Options)	5,402,497	5,446,572 (4.59%)

Mark B. Cloutier The Binnacle 12 Tribe Road, #6 Paget PG 06 Bermuda	4,526	—	4,526 (0.00%)

Lynda A. Davidson Leader Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	9,484 (includes 6,500 unexercised Stock Options)	—	9,484 (0.01%)

D. Scott Davis 55 Glenlake Parkway NE Atlanta, GA 30328	23,995 (includes 6,204 unexercised Stock Options)	—	23,995 (0.02%)
Chris Fleming Cumberland House One Victoria Street Hamilton, HM GX, Bermuda	4,150 (includes 3,750 unexercised Stock Options)	—	4,150 (0.00%)

D. Campbell McBeath 14 Burgess Point Riddell’s Bay Warwick WK 04 Bermuda	—	—	—

Joseph M. Pyne 3475 Oak Valley Road #1060 Atlanta, GA 30326	30,181 (includes 6,204 unexercised Stock Options)	—	30,181 (0.03%)

Cyril E. Rance Blue Anchorage No. 6 Agars Hill - Point Shares Pembroke, HM 05, Bermuda	8,204 (includes 6,204 unexercised Stock Options)	—	8,204 (0.01%)

All directors and executive officers as a group (9 persons) (4)	289,109	5,402,497	5,691,606 (4.79%)

(1)	These holdings are calculated in accordance with regulations of the SEC requiring the disclosure of shares as to which directors and officers hold voting or dispositive power, notwithstanding the fact that they are held in a fiduciary, rather than a personal, capacity and that the power is shared among a number of fiduciaries including, in several cases, corporate trustees, directors or other persons who are neither officers nor directors of OPL.

(2)	The amounts shown in this column include an aggregate of 15,779 shares owned by or held in trust for members of the families of Mr. Clanin and Mr. Davis as to which they disclaim beneficial ownership. The amounts shown in this column include unexercised Stock Options held by the Named Executive Officers that are exercisable within 60 days of January 25, 2006. As a result of the Company’s plans to go into liquidation, it is unlikely that the unexercised stock options will be exercised.
(3)	None of the directors, nominees, other officers or members of their families, have any ownership rights in the shares listed in this column. Of the shares shown for Mr. Clanin, 5,065,335 are owned by a charitable foundation on whose Board of Trustees Mr. Clanin and other persons serve and 337,162 shares are held by a charitable foundation of which Mr. Clanin and other persons are trustees.
(4)	All directors and officers as a group are totaled as of January 25, 2006.

12.2 Securities Authorized for Issuance Under Equity Compensation Plans

The following sets forth information about our equity compensation plans as of December 31, 2005:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by shareholders	112,917	$14.50	4,764,983
Equity compensation plans not approved by shareholders	—	—	—

Total	112,917	$14.50	4,764,983

(1)	Other than securities to be issued upon exercise of outstanding options. No further securities will be issued due to the Company’s plans to go into liquidation.

Item 13. Certain Relationships and Related Transactions

13.1 Common Relationships With UPS

OPL was organized under Bermuda law in June 1983 by UPS. On December 31, 1983, prior to commencing operations, OPL was spun off when UPS paid a special dividend to its shareowners of one share of Common Stock for each share of UPS Common Stock outstanding as of November 18, 1983. OPL and UPS have a large number of shareowners in common.

One member of OPL’s Board of Directors, Mr. D. Scott Davis, served as Vice President, Treasurer and Chief Financial Officer of UPS during 2005.

Item 14. Principal Accountant Fees and Services

14.1 Audit Fees

The aggregate fees, including expenses reimbursed, billed or expected to be billed by Deloitte & Touche for professional services rendered for the audit of the Company’s annual consolidated financial statements and examination of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal years ended December 31, 2005 and December 31, 2004 were $138,838 and $404,529 respectively.

14.2 Audit Related Fees

The aggregate fees, including expenses reimbursed, billed or expected to be billed by Deloitte & Touche for audit related services rendered to the Company for the fiscal years ended December 31, 2005 and December 31, 2004 were $Nil and $14,525 respectively. The fees for the year ended December 31, 2004 related to an agreed upon procedures engagement.

14.3 Tax Fees

The aggregate fees billed, or expected to be billed, by Deloitte & Touche for professional services rendered to the Company for tax compliance, tax advice and tax planning, for the years ended December 31, 2005 and December 31, 2004 were $53,912 and $544,638, respectively. The fees for the years ended December 31, 2005 and December 31, 2004 primarily related to assistance on tax matters relating to the planned liquidation and also included federal and state income tax return assistance and assistance with tax audits.

14.4 All Other Fees

The aggregate fees billed, or expected to be billed, by Deloitte & Touche for services rendered to the Company, other than the services described above under “Audit Fees”, “Audit Related Fees” and “Tax Fees”, for the fiscal years ended December 31, 2005 and December 31, 2004 were $8,170 and $8,700 respectively. The fees for the year ended December 31, 2005 were primarily related to meetings relating to the planned liquidation and work performed in connection with the sale of OPRe. The fees for the year ended December 31, 2004 were primarily related to assistance with the examination of OPUS Re by the Delaware Department of Insurance.

14.5 General

In considering the nature of the tax compliance and other non-audit services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, as well as the American Institute of Certified Public Accountants.

14.6 Pre-Approval Policy

The services performed by the independent auditor in 2005 were pre-approved in accordance with the pre-approval policy disclosed in the Company’s Charter of the Audit Committee of the Board of Directors. These policies state that the Audit Committee must pre-approve all audit and permissible non-audit services performed for the Company by the independent auditors.

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

OVERSEAS PARTNERS LTD.

Date: January 31, 2006	By:	/s/ Mark R. Bridges
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of Overseas Partners Ltd. and in the capacities and on the dates indicated, have signed this Report:

Signature	Title	Date
/s/ Mark R. Bridges (Mark R. Bridges)	President, Chief Executive Officer, Chief Financial Officer and Director	January 31, 2006

/s/ Robert J. Clanin (Robert J. Clanin)	Chairman of the Board of Directors and Director	January 31, 2006

/s/ Mark B. Cloutier (Mark B. Cloutier)	Director	January 31, 2006

/s/ D. Scott Davis (D. Scott Davis)	Director	January 31, 2006

/s/ Chris Fleming (Chris Fleming)	Chief Accounting Officer	January 31, 2006

/s/ Joseph M. Pyne (Joseph M. Pyne)	Director	January 31, 2006

/s/ Cyril E. Rance (Cyril E. Rance)	Director	January 31, 2006

EXHIBITS

TO

OVERSEAS PARTNERS LTD.

REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

EXHIBIT INDEX

(3) Articles of Incorporation and Bye-Laws.

3(a)	Certificate of Incorporation	Incorporated by Reference of Exhibit 3(a) of Registration Statement (on Form S-1), No. 2-95460.

3(b)	Bye-Laws as amended and restated	Incorporated by Reference to Exhibit 3(b) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1999

3(c)	Altered Memorandum of Association	Incorporated by Reference to Exhibit 3(c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2000

(4) Instruments defining the rights of security holders, including indentures.

4(a)	Copy of specimen stock certificate	Incorporated by Reference to Exhibit 99 (c) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 1996

4(b)	Agreement accepting restrictions on transfer and rights to purchase executed by recipients of shares	Incorporated by Reference of Exhibit 4(b) of Registration Statement (on Form S-1), No. 2-95460.

(10) Material Contracts.

10(a)	Form of Statements of Employment for Executive Officers.	Incorporated by Reference to Exhibit 10 (d) of OPL’s Annual Report on Form 10-K for the Year Ended December 31, 2004

10(b)	Stock Purchase Agreement by and between Overseas Partners Ltd. and Catalina Holdings Ltd. dated September 3, 2005.	Filed herewith.

(31a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(31b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

(99)	Additional exhibits:

(99a)	Custody Arrangements for OPL Common Stock.	Incorporated by Reference to Exhibit 28(c) of OPL’s Registration Statement (on Form S-1) No. 2-95460.

OVERSEAS PARTNERS LTD.

FINANCIAL STATEMENTS

AND SCHEDULES COMPRISING ITEMS 8

AND 15(a) OF THE ANNUAL REPORT

ON FORM 10-K TO THE SECURITIES

AND EXCHANGE COMMISSION

OVERSEAS PARTNERS LTD.

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Page Number
Item 8.	Financial Statements

	Report of Independent Registered Public Accounting Firm	F – 3

	Consolidated Balance Sheets as of December 31, 2005 and 2004	F – 4

	Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	F – 5

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004, and 2003	F – 6

	Consolidated Statements of Members’ Equity for the years ended December 31, 2005, 2004, and 2003	F – 7

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	F – 8

	Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003	F – 9 to F – 16

Item 15(a).	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members

of Overseas Partners Ltd.

Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Overseas Partners Ltd. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2005, the Company notified us that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Overseas Partners Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE

Hamilton, Bermuda

January 23, 2006

OVERSEAS PARTNERS LTD.

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands U.S. $, except share and per share amounts)

	2005	2004
ASSETS:
Investments:
Available-for-sale, at fair value-
Debt securities (amortized cost 2005 – $14,836, 2004 – $25,593)	$14,847	$25,597
Equity securities (cost 2005 – $ —, 2004 – $709)	—	807

	14,847	26,404
Cash and cash equivalents	212,787	63,604
Interest receivable	314	109
Assets relating to former subsidiaries held for sale	—	654,854
Unquoted investment	—	2,541
Federal and state taxes receivable	1,128	1,358
Prepayments	4,940	4,948
Other assets	127	219

Total assets	$234,143	$754,037

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Liabilities relating to former subsidiaries held for sale	$—	$236,243
Accounts payable and other liabilities	5,858	2,404
Distribution payable	166,262	—

Total liabilities	$172,120	$238,647

Commitments and contingencies	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—

Members’ equity:
Common Stock, par value, $0.10 per share; authorized 900 million shares; issued 118,758,470 shares (2004: 127,500,000 shares) outstanding 118,758,470 shares (2004: 118,769,846 shares)	11,876	12,750
Contributed surplus	—	37,650
Retained earnings	50,136	624,193
Treasury stock (2004 – 8,730,154 shares), at cost	—	(158,755)
Accumulated other comprehensive income (loss)	11	(448)

Total members’ equity	62,023	515,390

Total liabilities and members’ equity	$234,143	$754,037

Net book value per share	$0.52	$4.34

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD.

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

(In thousands U.S. $, except share and per share amounts. Number of shares in thousands.)

	2005	2004	2003
Revenues:
Reinsurance premiums written and earned	$—	$—	$10,271
Finance lease	—	—	3,020
Loss on sale of real estate assets	—	—	(10,198)
Interest	4,471	2,332	4,607
Realized gain (loss) on available-for-sale securities	745	(592)	24,278
Net holding gain on trading securities	—	—	3,912
Amortization of fixed income securities	(5)	(32)	4,266
Dividends	125	263	900
Other-than-temporary impairment of unquoted investment	(2,541)	—	—

	2,795	1,971	41,056

Expenses:
Reinsurance losses and loss expenses	(1,642)	542	18,773
Reinsurance commissions, taxes and other expenses	—	251	431
Real estate and leasing operating expenses	—	—	814
Interest expense	—	—	43,106
Investment expenses	177	251	511
Other operating expenses	6,112	5,989	14,315

	4,647	7,033	77,950

Loss from continuing operations before income taxes	(1,852)	(5,062)	(36,894)

Income taxes - current benefit	875	969	15,351
- deferred benefit	—	—	25

	875	969	15,376

Net loss from continuing operations	(977)	(4,093)	(21,518)

Discontinued operations:
Net (loss) income from former subsidiaries, net of taxes	(49,021)	65,131	67,373

Net (loss) income	$(49,998)	$61,038	$45,855

EARNINGS PER SHARE
Loss from continuing operations	$(0.01)	$(0.03)	$(0.18)
(Loss) income from discontinued operations	(0.41)	0.55	0.57

Basic and diluted net (loss) income per share	$(0.42)	$0.51	$0.39

Weighted average number of shares outstanding	118,764	118,770	118,825

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2005, 2004 and 2003

(In thousands U.S. $)

	2005	2004	2003
Net (loss) income	$(49,998)	$61,038	$45,855

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities	655	(1,869)	28,929
Less: reclassification adjustment for (gains) losses included in net income	(745)	592	(24,278)

Other comprehensive (loss) income of continuing operations	(90)	(1,277)	4,651
Net unrealized holding gains (losses) on available-for-sale securities of former subsidiaries, net of tax	549	(7,828)	(22,541)

Other comprehensive income (loss)	459	(9,105)	(17,890)

Comprehensive (loss) income	$(49,539)	$51,933	$27,965

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD.

Consolidated Statements of Members’ Equity

Years Ended December 31, 2005, 2004 and 2003

(In thousands U.S. $, except share and per share amounts. Number of shares in thousands.)

	Common Stock		Treasury Stock		Deferred Compensation	Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Members’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	127,500	$12,750	(8,645)	$(158,047)	$(310)	$37,650	$1,289,475	$26,547	$1,208,065
Net income	—	—	—	—	—	—	45,855	—	45,855
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	(17,890)	(17,890)
Liquidating distributions ($4.50 per share)	—	—	—	—	—	—	(534,635)	—	(534,635)
Purchase of treasury stock	—	—	(85)	(708)	—	—	—	—	(708)
Amortization of restricted common stock compensation	—	—	—	—	276	—	—	—	276

Balance, December 31, 2003	127,500	$12,750	(8,730)	$(158,755)	$(34)	$37,650	$800,695	$8,657	$700,963
Net income	—	—	—	—	—	—	61,038	—	61,038
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	(9,105)	(9,105)
Liquidating distributions ($2.00 per share)	—	—	—	—	—	—	(237,540)	—	(237,540)
Amortization of restricted common stock compensation	—	—	—	—	34	—	—	—	34

Balance, December 31, 2004	127,500	$12,750	(8,730)	$(158,755)	$—	$37,650	$624,193	$(448)	$515,390
Net loss	—	—	—	—	—	—	(49,998)	—	(49,998)
Net unrealized gain on available- for-sale securities, net of tax	—	—	—	—	—	—	—	459	459
Liquidating distributions ($3.40 per share)	—	—	—	—	—	—	(403,802)	—	(403,802)
Repurchase and cancellation of shares	(8,742)	(874)	8,730	158,755	—	(37,650)	(120,257)	—	(26)

Balance, December 31, 2005	118,758	$11,876	—	$—	$—	$—	$50,136	$11	$62,023

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(In thousands U.S. $)

	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,998)	$61,038	$45,855
Adjustments to reconcile net (loss) income to net cash provided (expended) by operating activities:
Loss (income) from former subsidiaries	22,117	(91,070)	(67,373)
Loss on sale of subsidiaries	26,904	25,939	—
Realized (gain) loss on available-for-sale securities	(745)	592	(24,278)
Other-than-temporary impairment of unquoted investment	2,541	—	—
Net holding gain on trading securities	—	—	(3,912)
Amortization of fixed income securities	5	32	(4,266)
Amortization of restricted common stock compensation	—	34	276
Loss on sale of real estate assets	—	—	10,198
Premium on debt repurchase	—	—	35,611
Other	—	(60)	626
Changes in assets and liabilities:
Interest receivable	(205)	226	(132)
Reinsurance balances receivable	—	10,014	(10,311)
Funds withheld	—	5,775	—
Other assets	330	15,236	(18,024)
Accrued losses and loss expenses	—	(91,938)	(5,244)
Reinsurance balances payable	—	(1,822)	(2,947)
Accounts payable and other liabilities	3,454	(8,436)	6,148
Proceeds from sales of trading investments	—	—	53,912

Net cash flow provided (expended) by operating activities	4,403	(74,440)	16,139

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	12,207	234,222	321,113
Purchase of available-for-sale investments	—	(47,282)	(307,604)
Net movement in restricted cash and cash equivalents	—	79,737	26,210
Net proceeds from sales of real estate assets	—	—	6,783

Net cash flow provided by investing activities	12,207	266,677	46,502

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of shares	(26)	—	—
Purchases of treasury stock	—	—	(708)
Repayment and repurchase of debt	—	—	(112,550)
Liquidating distributions	(237,540)	(534,464)	(237,711)

Net cash flow expended by financing activities	(237,566)	(534,464)	(350,969)

CASH FLOW FROM DISCONTINUED OPERATIONS:
Cash flow from investing activities:
Proceeds from sale of subsidiary	170,139	42,029	—
Cash distributions from former subsidiaries	200,000	157,012	99,858

Net cash flow provided by discontinued operations	370,139	199,041	99,858

Net increase (decrease) in cash and cash equivalents	149,183	(143,186)	(188,470)

Cash and cash equivalents:
Beginning of year	63,604	206,790	395,260

End of year	$212,787	$63,604	$206,790

Supplemental disclosures of cash flow information:
Amount of cash paid during the year for:
U.S. income taxes	$—	$—	$3,608
Interest	$—	$—	$7,488
Assignment of debt in partial consideration for sale of fixed assets	$—	$—	$23,383

See notes to consolidated financial statements.

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

1. ORGANIZATION

Overseas Partners Ltd. (“OPL” or the “Company”) through its subsidiaries was engaged in the property and casualty reinsurance business and in the real estate and leasing business. On February 13, 2002 the Board of Directors of OPL announced its decision to restructure OPL and cause its operations to begin an orderly runoff. The Board of Directors had concluded that the Company’s then existing capital structure would not allow it to continue to grow and compete effectively in the reinsurance market while at the same time satisfying the desire of many of the 98,000 shareowners to have greater liquidity for their investment in the Company.

Since entering into runoff, the Company’s operational focus has been to (i) preserve its capital base through various risk management initiatives and cost control; (ii) actively manage and negotiate early settlement of its reinsurance liabilities and real estate debt; (iii) seek opportunistic sales of its real estate assets and reinsurance subsidiaries; (iv) prudently return capital to its shareowners over time; and (v) position the Company for ultimate liquidation.

Prior to the runoff decision, the Company had operated in two business segments: (i) reinsurance and (ii) real estate and leasing. The reinsurance activities were conducted through OPL and a number of its Bermuda and United States subsidiaries, all of which have now been sold. Most recently, the Company completed the sale of its principal operating subsidiary, Overseas Partners Re Ltd. (“OPRe”), on September 22, 2005. Previously the reinsurance segment also included the operations of Overseas Partners US Reinsurance Company (“OPUS Re”), which was sold on November 15, 2004. OPL has commuted, novated or otherwise settled all of its reinsurance obligations at this time. The Company’s real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (“OPCC”), a wholly-owned subsidiary of OPL. OPCC and its subsidiaries sold the Company’s last remaining real estate holdings during the fourth quarter of 2003, and OPCC and all real estate subsidiaries have now been either sold or dissolved. The Company no longer conducts any active business operations and the Company’s activities at this time are restricted solely to those that are required to further its own winding up and dissolution.

A Special General Meeting of shareowners of OPL will be held on January 31, 2006 to approve the winding up of the Company, including the appointment and remuneration of joint liquidators and the distribution of the surplus assets of the Company. Under Bermuda law, upon the adoption of the resolutions in favor of the winding up and the appointment of a liquidator, the Board of Directors loses all power and authority, and the liquidator assumes responsibility for the winding up, including the identification and settlement of all remaining liabilities, the distribution of remaining capital to shareowners and the ultimate dissolution of the Company. The employment of all OPL’s remaining officers and employees will terminate on February 10, 2006. It is too early to accurately determine the date of final dissolution at this time, but the Company believes that the winding-up process will be substantially completed, if not completed, by the end of 2006 if events unfold according to plan. The Company believes that it will have sufficient assets to pay all of its known liabilities and contingencies (see Note 7).

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

Following the decision to place the reinsurance operations into runoff, the Company has completed the early commutation (i.e., negotiated settlement and cancellation) and novation (i.e., transfer of the Company’s rights and obligations to another reinsurer) of all of its reinsurance programs. Loss reserve settlements that are structured as commutations are recorded as an increase or decrease in incurred claims whereas the commutation of unexpired risks and novations are recorded as a return of the original premium income and attendant claims and expenses.

All highly liquid debt instruments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Financial instruments, which potentially subject the Company to credit risk, consist principally of cash, cash equivalents and investments.

Available-for-sale securities are carried at fair value with any unrealized gains and losses included in other comprehensive income. The cost of securities sold is calculated using the specific identification method.

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments are reviewed periodically to determine if they have sustained an impairment of value that is considered to be other than temporary. If available-for-sale investments are determined to be impaired, the cost basis of the investment is written down to fair value at the balance sheet date and a corresponding realized loss is charged to the income statement in the period in which it is determined. If unquoted investments held at cost are determined to be impaired, the carrying value of the investment is written down to estimated fair value at the balance sheet date and a corresponding impairment expense is charged to the income statement in the period in which it is determined. The identification of potentially impaired investments, the assessment of whether any decline in value is other than temporary, and, for the unquoted investment in particular, the estimation of fair value involve significant management judgment.

Estimated fair value of available-for-sale investments is based on market quotations. The carrying values of other financial instruments approximate their fair values due to the short-term nature of the balances.

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

Certain of the 2004 and 2003 amounts have been reclassified to conform to the presentation adopted in 2005.

3. DISCONTINUED OPERATIONS

During the three months ended June 30, 2004, OPL classified the operations of OPUS Re as held for sale in contemplation of its proposed sale to Odyssey Re Holdings Corp. The sale was completed on November 15, 2004 for cash consideration of $43.0 million.

During the three months ended September 30, 2005 OPL classified the operations of its wholly owned subsidiary, OPRe, as held for sale in contemplation of the sale to Catalina Holdings Ltd. (“Catalina”). The sale was completed on September 22, 2005. The purchase price of $170.5 million has been paid in cash. Catalina is a Bermuda company which was established by Chris Fagan and Marwyn Capital with the acquisition funding provided by Nikko Principal Investments Limited and RBS Equity Finance and senior debt facilities provided by Barclays Bank.

In accordance with Statement of Financial Accounting Standards No. 144, all assets pertaining to OPUS Re and OPRe have been recorded as a single line item “Assets relating to former subsidiaries held for sale” and similarly all liabilities have been recorded as a single line item “Liabilities relating to former subsidiaries held for sale”. The net operating results of OPUS Re and OPRe have been recorded as discontinued operations in the statement of income. The financial statements for prior periods presented have been restated on a consistent basis.

Summary financial information about the results from discontinued operations pertaining to OPUS Re is presented in the following table:

(In thousands)	2004	2003
REVENUES
Premiums earned	$15,190	$80,020
Investment income	2,478	4,005

	$17,668	$84,025

NET INCOME (LOSS)
Income (loss) from subsidiary held for sale	$4,930	$(11,645)
Income taxes relating to subsidiary held for sale	(2,153)	1,624
Loss on sale of subsidiary	(25,939)	—

Net loss from disposed subsidiary	$(23,162)	$(10,021)

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

3. DISCONTINUED OPERATIONS (continued)

Summary financial information about the results from discontinued operations pertaining to OPRe is presented in the following table:

(In thousands)	2005	2004	2003
REVENUES
Premiums earned	$(127)	$9,400	$27,855
Fee income	1,174	1,667	(237)
Investment income	8,558	33,373	113,782

	$9,605	$44,440	$141,400

NET (LOSS) INCOME
(Loss) income from subsidiary held for sale	$(22,117)	$88,293	$77,394
Loss on sale of subsidiary	(26,904)	—	—

Net (loss) income from disposed subsidiary	$(49,021)	$88,293	$77,394

The major classes of assets and liabilities held for sale in relation to OPRe as of the date of sale and the last year end date were as follows:

(In thousands)	September 22, 2005	December 31, 2004
ASSETS
Cash and investments	$330,050	$579,176
Reinsurance balances receivable	24,333	49,785
Funds withheld	5,521	17,978
Other assets	1,806	7,915

Assets relating to subsidiary held for sale	361,710	654,854

LIABILITIES
Accrued losses and loss expenses	140,470	188,155
Unearned premiums	152	1,349
Reinsurance balances payable	23,221	28,060
Accounts payable and other accruals	814	18,679

Liabilities relating to subsidiary held for sale	164,657	236,243

Net assets relating to subsidiary held for sale	$197,053	$418,611

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS

Amortized cost and fair value of investments in available-for-sale securities are as follows:

(In thousands U.S.$) December 31, 2005:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
Available-for-sale debt:
Corporate and other bonds	$10,001	$9	$—	$10,010
Mortgage-backed securities	4,835	2	—	4,837
	$14,836	$11	$—	$14,847

(In thousands U.S.$) December 31, 2004:	AMORTIZED COST	UNREALIZED GAINS	UNREALIZED LOSSES	FAIR VALUE
Available-for-sale debt:
Corporate and other bonds	$24,594	$5	$(2)	$24,597
Mortgage-backed securities	999	1	—	1,000

	25,593	6	(2)	25,597

Available-for-sale equities:
Equities	709	98	—	807

	$26,302	$104	$(2)	$26,404

The amortized cost and estimated fair value of debt securities, by contractual maturities, are shown in the following table. Mortgage-backed securities generally are more likely to be prepaid than other fixed maturities. As the stated maturity of such securities may not be indicative of actual maturities, the total for mortgage-backed securities is shown separately.

	2005
(In thousands U.S.$)	AMORTIZED COST	FAIR VALUE
Available-for-sale securities:
Within 1 year	$8,001	$8,009
After 1 year through 5 years	2,000	2,001
Mortgage-backed securities	4,835	4,837

	$14,836	$14,847

The components of realized gains and losses were as follows:

(In thousands U.S. $)	2005	2004	2003
Available-for-sale:
Equities	$745	$(355)	$3,580
Fixed income	—	(237)	(163)
Zero-coupon notes	—	—	20,861

	$745	$(592)	$24,278

Investment income for 2005 includes gross realized gains from the sales of available-for-sale securities of $0.7 million and gross realized losses of $0.0 million. Investment income for 2004 includes gross realized gains from the sales of available-for-sale securities of $0.0 million and gross realized losses of $0.6 million. Investment income for 2003 includes gross realized gains from the sales of available-for-sale securities of $31.3 million and gross realized losses of $7.0 million.

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

4. INVESTMENTS (continued)

For the years ended December 31, 2004 and 2003, these results included the effects of write downs in the cost basis of OPL’s investment in a Bermuda-based life reinsurer and, for the year ended December 31, 2003 the effects of the write down in the cost basis of OPL’s equity investments in certain stocks in the Company’s former S&P 500 portfolio, where the decline in value was considered other than temporary. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, such write-downs are recognized as realized losses in the income statement, even though there were no sales of the securities. For the years ended December 31, 2004 and December 31, 2003, the total amount of the write down was $0.4 million and $6.8 million respectively.

During the year ended December 31, 2005, management reviewed OPL’s 16% investment in a privately-held Barbados reinsurance company for impairment following recent operational difficulties experienced by the investee. Management determined that there had been a decline in value that was other than temporary, taking into account OPL’s likely inability to hold the investment until such time as it recovers in value, given the plans to liquidate OPL in the near future. The Company recorded a write-down of $2.5 million in the investment to its estimated net realizable value. The estimate of net realizable value required significant management judgment which reflects the lack of a trading market for the investee’s shares, other significant restrictions placed on the transfer of shares by the investee and OPL’s non-controlling interest. Management is currently reviewing exit alternatives for this investment.

5. ACCRUED LOSSES AND LOSS EXPENSES

Activity in accrued losses and loss expenses is summarized as follows:

(In thousands U.S. $)	2005	2004	2003
Gross and net balance as of January 1,	$—	$91,938	$97,182

Incurred related to:
Current year	—	—	—
Prior years	(1,642)	542	18,773

Total incurred	(1,642)	542	18,773

Recovered (paid) related to:
Current year	—	—	—
Prior years	1,642	(92,480)	(24,017)

Total paid	1,642	(92,480)	(24,017)

Gross and net balance as of December 31,	$—	$—	$91,938

During the fourth quarter of 2005, OPL commuted its last open reinsurance contract for a gain of $1.6 million. OPL has now commuted, novated or otherwise settled all of its reinsurance obligations and is no longer licensed as a reinsurance company. The provision for losses and loss expenses increased by $18.8 million in 2003 due primarily to an increase in estimated ultimate losses on a workers’ compensation program that was written in prior years. The change in estimates followed an independent actuarial evaluation completed in the third quarter of 2003 and reflected adverse trending of medical expenses associated with workers’ compensation claims in California. This contract was subsequently commuted in 2004.

6. REAL ESTATE AND LEASING ACTIVITIES

On November 25, 2003, the Company disposed of its only remaining real estate asset, a distribution facility that was leased to the Kmart Corporation. The facility was sold to the Kmart Corporation for net cash proceeds of $6.8 million resulting in a pre-tax loss of $10.8 million. The purchaser of the property assumed the associated existing debt of $23.4 million.

On October 6, 2003, one of OPL’s subsidiaries completed the repurchase and cancellation of $75.0 million of long term debt for a total premium of $35.6 million recorded in interest expense. There was a corresponding sale of securities held as collateral for the debt that resulted in an offsetting $20.9 million realized gain. The debt had originally been issued to finance the purchase of five Boeing 757 aircraft and a data processing facility that were sold in July 1998 and January 2002, respectively.

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

7. TAXES

OPL is incorporated under the laws of the Islands of Bermuda. Under current Bermuda law, OPL is not obligated to pay any tax in Bermuda based upon income or capital gains. OPL believes that it has never carried on business through a permanent establishment in the United States. Therefore, it does not expect itself to be subject to United States income taxes.

However, certain of OPL’s reinsurance and real estate subsidiaries were incorporated in the United States. These subsidiaries were subject to both state and federal income taxes in the United States. As of January 14, 2005, OPL had either liquidated or sold all of its United States based subsidiaries, so OPL no longer has any subsidiaries that are directly subject to United States income taxes. OPL’s management believes that OPL does not have any remaining United States income tax liabilities. However, the statutes of limitations for the tax returns filed by the former U.S. subsidiaries for the 2002 to 2005 years have not expired and the Internal Revenue Service or State Tax Commissioners may audit these tax returns and may seek to impose additional taxes.

The components of income tax benefit related to earnings for those real estate subsidiaries that were engaged in business in the United States, as indicated above, were as follows:

(In thousands U.S.$)	2005	2004	2003
Current:
Federal	$—	$(184)	$(14,931)
State	(875)	(785)	(420)

	(875)	(969)	(15,351)

Deferred:
Federal	—	—	—
State	—	—	(25)

	—	—	(25)

Income tax benefit	$(875)	$(969)	$(15,376)

A reconciliation of income tax (benefit) expense provided at the United States Federal statutory rate (35% in 2005, 2004 and 2003) to income tax benefit follows:

	2005	2004	2003
Income tax (benefit) expense at U.S. Federal statutory rate	$(17,499)	$29,131	$14,175
State taxes	(875)	(785)	(445)
Bermuda operations not subject to U.S. taxation	17,499	(29,258)	(28,730)
Other	—	(57)	(376)

Income tax benefit	$(875)	$(969)	$(15,376)

8. CANCELLATION OF SHARES

On July 5, 2005, OPL cancelled 8,730,154 common shares of par value US$0.10 each previously purchased by the Company and held as treasury stock (the “Shares”). The cancellation reflects the fact that the Company no longer expects to reissue shares held in treasury. The cost of the Shares was applied first to the par value of the Shares, then to contributed surplus with the remainder applied to retained earnings. The cancellation had no effect on total members’ equity.

9. BUSINESS SEGMENTS

In the past, the Company’s operations were conducted through two segments—reinsurance and real estate and leasing. The reinsurance segment was managed from the Bermuda office and included the operations of OPL, OPRe and OPUS Re. OPRe was sold on September 22, 2005 and OPUS Re was sold on November 15, 2004. OPL has commuted, novated or otherwise settled all of its reinsurance obligations. Real estate and leasing activities were owned and managed through United States subsidiaries of OPCC. During the fourth quarter of 2003, the Company sold its final remaining leased asset and the Company is therefore no longer engaged in the real estate and leasing business. On December 31, 2003, OPCC was dissolved and all remaining assets and liabilities distributed to OPL. The Company no longer conducts any active business operations and the Company’s activities at this time are restricted solely to those that are required to further its own winding up and dissolution. As such, the Company no longer has any operating segments.

OVERSEAS PARTNERS LTD.

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

10. UNAUDITED QUARTERLY FINANCIAL DATA

2005

(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Investment income	$619	$599	$1,043	$534

Total revenues	619	599	1,043	534

Loss from continuing operations before income taxes	(415)	(766)	(485)	(186)

Net income (loss) from continuing operations	933	(1,166)	(1,954)	1,210
Net income (loss) from discontinued operations	154	(22,232)	(26,943)	—

Net income (loss)	$1,087	$(23,398)	$(28,897)	$1,210

Net income (loss) per share from continuing operations	$0.01	$(0.01)	$(0.02)	$0.01
Net income (loss) per share from discontinued operations	0.00	(0.19)	(0.23)	—

Basic and diluted net income (loss) per share	$0.01	$(0.20)	$(0.24)	$0.01

2004

(In thousands U.S.$)	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Investment income	$723	$657	$94	$497

Total revenues	723	657	94	497

Loss from continuing operations before income taxes	(436)	(451)	(3,047)	(1,128)

Net loss from continuing operations	(360)	(344)	(3,046)	(343)
Net income from discontinued operations	19,744	7,592	20,978	16,817

Net income	$19,384	$7,248	$17,932	$16,474

Net loss per share from continuing operations	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Net income per share from discontinued operations	0.17	0.06	0.18	0.14

Basic and diluted net income per share	$0.16	$0.06	$0.15	$0.14