Form 10-Q
period 2006-03-31
OVERSEAS PARTNERS LTD
filed 2006-05-02
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2006

Commission File Number 0-11538

Overseas Partners Ltd. – in Liquidation

(Exact name of registrant as specified in its charter)

Islands of Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PricewaterhouseCoopers, Dorchester House, 7 Church Street, Hamilton HM 11, Bermuda

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (441) 295-0788

Cumberland House, One Victoria Street, Hamilton HM 11, Bermuda

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

Large accelerated filer  ☐                                         Accelerated filer  ☐                                         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Common Stock, par value $.10 per share

(Title of Class)

118,749,504 Shares

Outstanding at 31st January, 2006

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	January 31, 2006	March 31, 2005
	(Unaudited)	(Unaudited)
ASSETS:
Investments, available-for-sale, at fair value – Debt securities (amortized cost: 2006 – $—, 2005 – $14,836)	$—	$—	$14,847
Cash and cash equivalents	58,332	57,620	212,787
Interest receivable	—	—	314
Federal and state taxes receivable	—	—	1,128
Prepayments	—	—	4,940
Other assets	233	1,012	127

Total assets	$58,565	$58,632	$234,143

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accounts payable and other liabilities	$647	$939	$5,858
Distribution payable	—	—	166,262

Total liabilities	$647	$939	$172,120

Commitments and contingencies	—	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued and outstanding 118,749,504 shares (2005: 118,758,470 shares)	$11,875	$11,875	$11,876
Retained earnings	46,043	45,818	50,136
Accumulated other comprehensive income	—	—	11

Total members’ equity	57,918	57,693	62,023

Total liabilities and members’ equity	$58,565	$58,632	$234,143

Net book value per share	$0.49	$0.49	$0.52

Note:-

1)	The above figures at 31st January and 31st March, 2006 are unaudited
2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006
3)	The Company’s tax position has not been finalized
4)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Two Months Ended 31st March 2006	One Month Ended 31st January 2006	Three Months Ended 31st March 2005
REVENUES:
Interest	$405	$159	$622
Realized gain on available-for-sale securities	—	42	—
Amortization of fixed income securities	—	—	(3)

	405	201	619

EXPENSES:
Investment expenses	—	—	28
Other operating expenses	180	4,515	1,006

	180	4,515	1,034

Profit/(Loss) from continuing operations before income taxes	225	(4,314)	(415)
Income taxes	—	—	1,348

Net Profit/(Loss) income from continuing operations	225	(4,314)	933

Discontinued operations:
Net income/(loss) from subsidiary held for sale	—	(11)	154

Net Income/(Loss)	$225	$(4,325)	$1,087

EARNINGS PER SHARE
Profit/(Loss) income from continuing operations	$0.00	$(0.04)	$0.01
Income from discontinued operations	—	—	—

Basic and diluted net Profit/(Loss) income per share	$0,00	$(0.04)	$0.01

Weighted average number of shares outstanding	118,752	118,752	118,770

Note:-

1)	The above figures at 31st January and 31st March, 2006 are unaudited
2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006
3)	The Company’s tax position has not been finalized
4)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Two Months Ended 31st March 2006	One Month Ended 31st January 2006	Three Months Ended 31st March 2005
Net (loss) income	225	$(4,314)	$1,087

Other comprehensive (loss) income:
Net unrealized holding gains on available-for-sale securities	—	32	865
Less: reclassification adjustment for gains included in net income	—	(43)	—

Other comprehensive (loss) / income of continuing operations	—	(11)	865
Net unrealized holding losses on available-for-sale securities of subsidiary held for sale, net of tax	—	—	(573)

Other comprehensive (loss) / income	—	(11)	292

Comprehensive (loss) / income	225	$(4,325)	$1,379

Note:-

1)	The above figures at 31st January and 31st March, 2006 are unaudited
2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006
3)	The Company’s tax position has not been finalized
4)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Three Months Ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$37,650	$624,193	$(448)	$515,390
Net income	—	—	—	—	—	—	1,087	—	1,087
Net unrealized gain on available- for-sale securities, net of tax	—	—	—	—	—	—	—	292	292

Balance, March 31, 2005	—	127,500	$12,750	(8,730)	$(158,755)	$37,650	$625,280	$(156)	$516,769

Balance, January 1, 2006	—	118,758	$11,876	—	—	—	$50,136	$11	$62,023
Net Loss (1 month) to January 31, 2006	—	—	—	—	—	—	$(4,313)	—	$(4,313)
Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	(11)	(11)
Repurchase and cancellation of shares	—	(8)	(1)	—	—	—	(4)	—	(5)
Balance, January 31, 2006	—	118,750	$11,875	—	—	—	$45,819	—	$57,694
Net Profit (2 months) to March 31, 2006	—	—	—	—	—	—	$224	—	$224

Balance, March 31, 2006	$—	118,750	$11,875	—	$—	$—	$46,043	$—	$57,918

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Two Months Ended March 31 2006	One Month Ended January, 31 2006	Three Months Ended March, 31 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	225	$(4,313)	$1,087
Adjustments to reconcile net income to net cash expended by operating activities:
Income from subsidiary held for sale		—	(154)
Realized gain on available-for-sale securities		(43)	—
Amortization of fixed income securities		—	3
Changes in assets and liabilities:
Interest receivable		—	3
Other assets	779	20,375	(287)
Accounts payable and other liabilities	(292)	(4,919)	(543)

Net cash flow provided by operating activities	712	11,100	109

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	—	2,874

Net cash flow generated by investing activities	—	—	2,874

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of shares	—	(5)	—
Liquidating distribution	—	(166,262)	—

Net cash flow used by financing activities	—	(166,267)	—

Net (decrease) increase in cash and cash equivalents	712	(155,167)	2,983
Cash and cash equivalents:
Beginning of period	$57,620	212,787	63,604

End of period	$58,332	$57,620	$66,587

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$—	$—
Interest	$—	$—	$—

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

1. GENERAL

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

Prior to the runoff decision, the Company had operated in two business segments: (i) reinsurance and (ii) real estate and leasing. The reinsurance activities were conducted through OPL and a number of its Bermuda and United States subsidiaries, all of which have now been sold. Most recently, the Company completed the sale of its principal operating subsidiary, Overseas Partners Re Ltd. (“OPRe”), on September 22, 2005. Previously the reinsurance segment also included the operations of Overseas Partners US Reinsurance Company, which was sold on November 15, 2004. OPL has commuted, novated or otherwise settled all of its reinsurance obligations at this time. The Company’s real estate and leasing activities were owned and managed through United States subsidiaries of Overseas Partners Capital Corp. (“OPCC”), a wholly-owned subsidiary of OPL. OPCC and its subsidiaries sold the Company’s last remaining real estate holdings during the fourth quarter of 2003, and OPCC and all real estate subsidiaries have now been either sold or dissolved. The Company no longer conducts any active business operations and the Company’s activities at this time are restricted solely to those that are required to further its own winding up and dissolution.

A Special General Meeting of shareowners of OPL was held on January 31, 2006 to approve the winding up of the Company, including the appointment and remuneration of joint liquidators and the distribution of the surplus assets of the Company. Under Bermuda law, upon the adoption of the resolutions in favor of the winding up and the appointment of a liquidator, the Board of Directors loses all power and authority, and the liquidator assumes responsibility for the winding up, including the identification and settlement of all remaining liabilities, the distribution of remaining capital to shareowners and the ultimate dissolution of the Company. The employment of all OPL’s remaining officers and employees terminated on February 10, 2006. It is too early to accurately determine the date of final dissolution at this time, but the Company believes that the winding-up process will be substantially completed, if not completed, by the end of 2006 if events unfold according to plan. The Company believes that it will have sufficient assets to pay all of its known liabilities and contingencies.

The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES

The interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim financial statements should be read in conjunction with the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

MARCH 31, 2006

(Unaudited)

3. DISCONTINUED OPERATIONS

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

In accordance with Statement of Financial Accounting Standards No. 144, the net operating results of OPRe have been recorded as discontinued operations in the statement of income. The financial statements for prior periods presented have been restated on a consistent basis.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the three months ended March 31, 2006 and 2005. Following the classification of OPRe as a subsidiary held for sale, the results of OPRe have been presented as discontinued operations in the statement of income in accordance with SFAS No. 144. The financial results for prior periods presented have been restated on a consistent basis.

A Special General Meeting of shareowners of OPL was held on January 31, 2006 to approve the winding up of the Company, including the appointment and remuneration of joint liquidators and the distribution of the surplus assets of the Company. Under Bermuda law, upon the adoption of the resolutions in favor of the winding up and the appointment of a liquidator, the Board of Directors loses all power and authority, and the liquidator assumes responsibility for the winding up, including the identification and settlement of all remaining liabilities, the distribution of remaining capital to shareowners and the ultimate dissolution of the Company.

Due to the liquidation status of the Company, our results are likely to vary significantly from period to period. Our results of operations and cash flows for any interim period are not necessarily indicative of our results to be expected for the full year.

This discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

RESULTS OF OPERATIONS

Summary of results:

(In thousands except for per share amounts)	Two Months Ended 31st March 2006	One Month Ended 31st January 2006	Three Months Ended 31st March 2005
NET (LOSS) INCOME
Investment income	$405	$201	$619
Investment expenses	—	—	(28)
Other operating expenses	(180)	(4,514)	(1,006)

Net loss before taxes from continuing operations	225	(4,313)	(415)
Income tax benefit	—	—	1,348

Net (loss) income from continuing operations	225	(4,313)	933

Net income from discontinued operations	—	—	154

Net (loss) income	225	$(4,313)	$1,087

Basic and diluted net (loss) income per share	—	—	$0.01

Other operating expenses for the three months ended March 31, 2006 were $4.7 million compared to $1.0 million for the three months ended March 31, 2005. The increased operating costs reflect the expensing of the $4.0 million cost of purchasing Directors and Officers and Corporate Reimbursement runoff insurance coverage. Other operating expenses consist of corporate expenses including payroll, insurance, shareowner costs and rent.

Liquidity and Capital Resources

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations.

Since going into runoff, OPL has sold all of its real estate holdings, extinguished all indebtedness associated with the real estate investments, dissolved or sold all of its former real estate and reinsurance operating subsidiaries and settled all of its own reinsurance liabilities. As such, OPL’s ongoing liquidity needs are limited to operating overhead and costs associated with the winding-up and liquidation process. At March 31, 2006 the Company had approximately $58 million of cash. The joint liquidators believe that the current cash holdings are adequate for the payment of current creditors and future operating and liquidation expenses. Any excess capital will be returned to shareowners as liquidating distributions.

Cash and cash equivalents decreased due to the following:

(In thousands)	Two Months Ended 31st March 2006	One Month Ended 31st January 2006	Three Months Ended 31st March 2005
CASH FLOWS
Operating activities	$712	$11,100	$109
Investing activities	—	—	2,874
Financing activities	—	(166,267)	—

Net (decrease) increase in cash and cash equivalents	$712	$(155,167)	$2,983

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

A liquidating distribution of $166.3 million was paid on January 4, 2006.

Credit Risk

Credit risk represents the loss that would occur if a counterparty or issuer failed to perform its contractual obligations. Following the sale of the Company’s remaining marketable securities in January 2006 the Company has minimal exposure to credit risk as all remaining cash is held on deposit at a major international bank.

Inflation

The impact of inflation on the Company’s remaining assets, liabilities and future operations is not expected to be significant given the Company’s plans to liquidate in the near future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company sold all of its remaining marketable securities in January 2006 and as such has minimal remaining exposure to market risk. The Company’s exposures to market risks are disclosed in detail in the Overseas Partners Ltd. Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Joint Liquidators, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Joint Liquidators concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

A Special General Meeting of shareowners of OPL was held on January 31, 2006 to approve the winding up of the Company, including the appointment and remuneration of joint liquidators. Under Bermuda law, upon the adoption of the resolutions in favor of the winding up and the appointment of a liquidator, the Board of Directors and Officers lose all power and authority, and the joint liquidators assume responsibility for the winding up, including the identification and settlement of all remaining liabilities, the distribution of remaining capital to shareowners and the ultimate dissolution of the Company. The employment of all OPL’s remaining officers and employees terminated on February 10, 2006 which necessitated changes to the Company’s current policies and procedures, including the Company’s internal controls over financial reporting and the Company’s disclosure controls and procedures. The changes in controls have been appropriately designed to provide reasonable assurance regarding the reliability of financial reporting (and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States) and the effectiveness of the Company’s internal controls. However, there is increased reliance on a small number of personnel and it is therefore difficult to ensure adequate segregation of duties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

A Special General Meeting of Shareowners of the Company was held on January 31, 2006 in Paget, Bermuda. The notice of the Special General Meeting and Proxy Statement were mailed on or about December 29, 2005 to shareowners of record as of December 15, 2005. The shareowners voted upon the following matters with the following results:

The minutes of the annual general meeting of shareowners of the Company held on August 8, 2005 were approved by a vote of 104,798,610 for and 100,263 against with 166,633 shares abstaining.

The proposal that the Company be wound up voluntarily pursuant to the provisions of the Bermuda Companies Act 1981 was approved by a vote of 104,799,441 for and 126,326 against with 139,739 shares abstaining.

The proposal that Peter C.B. Mitchell and Nigel J.S. Chatterjee be appointed joint liquidators, to act both jointly and severally, for the purposes of the winding up was approved by a vote of 104,694,574 for and 207,799 against with 163,133 shares abstaining.

The proposal that the joint liquidators be authorized to distribute the surplus assets in specie as they may determine was approved by a vote of 104,579,450 for and 265,156 against with 220,900 shares abstaining.

The proposal that the joint liquidators be authorized to appoint attorneys-in-fact to act on their behalf in their absence from Bermuda was approved by a vote of 104,572,469 for and 275,051 against with 217,986 shares abstaining.

The proposal that the joint liquidators be remunerated for all work reasonably and properly carried out in the winding up of the Company, together with reasonable out-of-pocket expenses and proper disbursements incurred in the winding up was approved by a vote of 104,594,965 for and 264,747 against with 205,794 shares abstaining.

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

Date: May 1, 2006	OVERSEAS PARTNERS LTD.
IN LIQUIDATION

	By:	/s/ Peter C.B. Mitchell
Peter C.B Mitchell
Joint Liquidator

	By:	/s/ Nigel J.S. Chatterjee
Nigel J.S. Chatterjee
Joint Liquidator