Form 10-Q
period 2006-06-30
OVERSEAS PARTNERS LTD
filed 2006-08-01
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-11538

Overseas Partners Ltd. – in Liquidation

(Exact name of registrant as specified in its charter)

Islands of Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PricewaterhouseCoopers, Dorchester House, 7 Church Street, Hamilton, HM 11, Bermuda	HM 11 Bermuda
(Address of principal executive offices)	(Zip Code)

441-295-0788

(Registrant’s telephone number, including area code)

Cumberland House, One Victoria Street, Hamilton, HM 11, Bermuda

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
[Common Stock, $.10 par value per share]	118,749,504 shares

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2006	January 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
ASSETS:
Investments, available-for-sale, at fair value –
Debt securities (amortized cost: 2006 – $—, 2005 – $14,836)	$—	$—	$14,847
Cash and cash equivalents	59,025	57,620	212,787
Interest receivable	—	—	314
Federal and state taxes receivable	—	—	1,128
Prepayments	—	—	4,940
Other assets	—	1,012	127

Total assets	$59,025	$58,632	$234,143

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accounts payable and other liabilities	$589	$939	$5,858
Distribution payable	—	—	166,262

Total liabilities	$589	$939	$172,120

Commitments and contingencies	—	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—	—

Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued and outstanding 118,749,504 shares (2005: 118,758,470 shares)	$11,875	$11,875	$11,876
Retained earnings	46,561	45,818	50,136
Accumulated other comprehensive income	—	—	11

Total members’ equity	58,436	57,693	62,023

Total liabilities and members’ equity	$59,025	$58,632	$234,143

Net book value per share	$0.49	$0.49	$0.52

Note:-

1)	The above figures at January 31, 2006 and June 30, 2006 are unaudited

2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006

3)	The Company’s tax position has not been finalized

4)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Five Months Ended June 30 2006	One Month Ended January 31 2006	Six Months Ended June 30 2005	Three Months Ended June 30 2006	Three Months Ended June 30 2005
REVENUES:
Interest	$1,095	$159	$1,220	690	598
Realized gain on available-for-sale securities	—	42	—	—	—
Amortization of fixed income securities	—	—	(4)	—	(1)

	1,095	201	1,216	690	597

EXPENSES:
Investment expenses	—	—	53	—	25
Other operating expenses	353	4,515	2,345	173	1,339

	353	4,515	2,398	173	1,364

Profit/(Loss) from continuing operations before income taxes	742	(4,314)	(1,182)	517	(767)
Income taxes	—	—	948	—	(400)

Net Profit/(Loss) income from continuing operations	742	(4,314)	(234)	517	(1,167)

Discontinued operations:
Net income/(loss) from former subsidiary	—	(11)	(22,077)	—	(22,231)

Net Income/(Loss)	$742	$(4,325)	$(22,311)	$517	$(23,398)

EARNINGS PER SHARE
Profit/(Loss) income from continuing operations	$0.00	$(0.04)	$0.00	$0.00	$(0.01)
Income from discontinued operations	—	—	(0.19)	—	(0.19)

Basic and diluted net Profit/(Loss) income per share	$0,00	$(0.04)	$(0.19)	$0,00	$(0.20)

Weighted average number of shares outstanding	118,752	118,752	118,769	118,752	118,768

Note:-

1)	The above figures are unaudited

2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006

3)	The Company’s tax position has not been finalized

4)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Five Months Ended June 30 2006	One Month Ended January 31 2006	Six Months Ended June 30 2005	Three Months Ended June 30 2006	Three Months Ended June 30 2005
Net (loss) income	$1,095	$(4,314)	$(22,311)	$690	$(23,398)

Other comprehensive (loss) income:
Net unrealized holding gains on available-for-sale securities	—	32	533	—	(332)
Less: reclassification adjustment for gains included in net income	—	(43)	—	—	—

Other comprehensive (loss) / income of continuing operations	—	(11)	533	—	(332)

Net unrealized holding losses on available-for-sale securities of subsidiary held for sale, net of tax	—	—	68	—	641

Other comprehensive (loss) / income	—	(11)	601	—	309

Comprehensive (loss) / income	$1,095	$(4,325)	$(21,710)	$690	$(23,089)

Note:-

1)	The above figures are unaudited

2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006

3)	The Company’s tax position has not been finalized

4)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Six Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$37,650	$624,193	$(448)	$515,390

Net loss	—	—	—	—	—	—	(22,311)	—	(22,311)

Distribution Paid ($2.00 per share)	—	—	—	—	—	—	(237,540)	—	(237,540)

Repurchase and cancellation of shares	—	(11)	(1)	—	—	(25)	—	—	(26)

Net unrealized gain on available- for-sale securities, net of tax	—	—	—	—	—	—	—	601	601

Balance, June 30, 2005	—	127,489	$12,759	(8,730)	$(158,755)	$37,625	$364,342	$153	$256,114

Balance, January 1, 2006	—	118,758	$11,876	—	—	—	$50,136	$11	$62,023
Net Loss (1 month) to January 31, 2006	—	—	—	—	—	—	$(4,313)	—	$(4,313)

Net unrealized loss on available- for-sale securities, net of tax	—	—	—	—	—	—	—	(11)	(11)

Repurchase and cancellation of shares	—	(8)	(1)	—	—	—	(4)	—	(5)

Balance, January 31, 2006	—	118,750	$11,875	—	—	—	$45,819	—	$57,694

Net Profit (5 months) to June 30, 2006	—	—	—	—	—	—	$742	—	$742

Balance, June 30, 2006	$—	118,750	$11,875	—	$—	$—	$46,561	$—	$58,436

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Five Months Ended June 30 2006	One Month Ended January 31 2006	Six Months Ended June 30 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	742	$(4,313)	$(22,311)
Adjustments to reconcile net income to net cash expended by operating activities:
loss from former subsidiary	—	—	22,077
Realized gain on available-for-sale securities	—	(43)	—
Amortization of fixed income securities	—	—	4
Changes in assets and liabilities:
Interest receivable	—	—	(18)
Other assets	1,012	20,375	(143)
Accounts payable and other liabilities	(349)	(4,919)	5,102

Net cash flow provided by operating activities	1,405	11,100	4,711

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	—	6,975

Net cash flow generated by investing activities	—	—	6,975

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of shares	—	(5)	(26)
Liquidating distribution	—	(166,262)	(237,540)

Net cash flow used by financing activities	—	(166,267)	(237,566)

CASH FLOW FROM DISCONTINUED OPERATIONS
Distribution from former subsidiary	—	—	200,000

Net cash flow used by discontinued activities	—	—	200,000

Net (decrease) increase in cash and cash equivalents	1,405	(155,167)	(25,880)
Cash and cash equivalents:
Beginning of period	$57,620	212,787	63,604

End of period	$59,025	$57,620	$(37,724)

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$—	$—
Interest	$—	$—	$—

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

The results of operations for the six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

JUNE 30, 2006

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the six months ended June, 2006 and 2005. Following the classification of OPRe as a subsidiary held for sale, the results of OPRe have been presented as discontinued operations in the statement of income in accordance with SFAS No. 144. The financial results for prior periods presented have been restated on a consistent basis.

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

RESULTS OF OPERATIONS

Summary of results:

	Five Months Ended June 30	One Month Ended January 31	Six Months Ended June 30	Three Months Ended June 30	Three Months Ended June 30
(In thousands except for per share amounts)	2006	2006	2005	2006	2005
NET (LOSS) INCOME
Investment income	$1,095	$201	$1,216	690	597
Investment expenses	—	—	(53)	—	(25)
Other operating expenses	(353)	(4,515)	(2,345)	(173)	(1,339)

Net loss before taxes from continuing operations	742	(4,314)	(1,182)	517	(767)
Income tax benefit	—	—	948	—	(400)

Net (loss) income from continuing operations	742	(4,314)	(234)	517	(1,167)

Net income from discontinued operations	—	(11)	(22,077)	—	(22,231)

Net (loss) income	742	$(4,325)	$(22,311)	517	(23,398)

Basic and diluted net (loss) income per share	—	—	$(0.19)	—	$(0.20)

Other operating expenses for the six months ended June 30, 2006 were $4.9 million compared to $2.3 million for the six months ended June 30, 2005. The increased operating costs reflect the expensing of the $4.0 million cost of purchasing Directors and Officers and Corporate Reimbursement runoff insurance coverage. Other operating expenses consist of corporate expenses including payroll, insurance, shareowner costs and rent.

For the three months ended June 30, 2005 we incurred a net loss of $22.2 million from discontinued operations pertaining to OP Re. The operating loss was primarily due to $15 million of reserve strengthening on a residual value reinsurance program and a discount of $6.8 million provided to reinsurers for the commutation and settlement of a portion of OP Re’s aviation excess of loss protection.

For the three months ended June 30, 2006 bank interest received was approximately $690,000 and administration expenses incurred were approximately $173,000 leading to a net profit for the three months ended June 30, 2006 of approximately $517,000.

Liquidity and Capital Resources

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations.

Since going into runoff, OPL has sold all of its real estate holdings, extinguished all indebtedness associated with the real estate investments, dissolved or sold all of its former real estate and reinsurance operating subsidiaries and settled all of its own reinsurance liabilities. As such, OPL’s ongoing liquidity needs are limited to operating overhead and costs associated with the winding-up and liquidation process. At June 30, 2006 the Company had approximately $58 million of cash. The joint liquidators believe that the current cash holdings are adequate for the payment of current creditors and future operating and liquidation expenses. Any excess capital will be returned to shareowners as liquidating distributions.

Cash and cash equivalents decreased due to the following:

	Five Months Ended June 30	One Month Ended January 31	Six Months Ended June 30
(In thousands)	2006	2006	2005
CASH FLOWS
Operating activities	$1,405	$11,100	$4,711
Investing activities	—	—	6,975
Financing activities	—	(166,267)	(237,566)
Discontinued operations	—	—	200,000

Net (decrease) increase in cash and cash equivalents	$1,405	$(155,167)	$25,880

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

Item 4. Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Joint Liquidators, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Joint Liquidators concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Date: August 1, 2006	OVERSEAS PARTNERS LTD. IN LIQUIDATION

	By:	/s/ Peter C.B. Mitchell
Peter C.B Mitchell
Joint Liquidator

	By:	/s/ Nigel J.S. Chatterjee
Nigel J.S. Chatterjee
Joint Liquidator