Form 10-Q
period 2006-09-30
OVERSEAS PARTNERS LTD
filed 2006-11-01
CIK 740125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, $.10 par value per share	118,749,504 shares

PART I. FINANCIAL INFORMATION

OVERSEAS PARTNERS LTD.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2006	January 31, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
ASSETS:
Investments, available-for-sale, at fair value – Debt securities (amortized cost: 2006 – $—, 2005 – $14,836)	$—	$—	$14,847
Cash and cash equivalents	59,851	57,620	212,787
Interest receivable	—	—	314
Federal and state taxes receivable	—	—	1,128
Prepayments	—	—	4,940
Other assets	—	1,012	127

Total assets	$59,851	$58,632	$234,143

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accounts payable and other liabilities	$539	$939	$5,858
Distribution payable	—	—	166,262

Total liabilities	$539	$939	$172,120

Commitments and contingencies	—	—	—
Preference Stock, par value $0.10 per share; authorized 200 million shares; none issued	—	—	—
Members’ equity:
Common Stock, par value $0.10 per share; authorized 900 million shares; issued and outstanding 118,749,504 shares (2005: 118,758,470 shares)	$11,875	$11,875	$11,876
Retained earnings	47,437	45,818	50,136
Accumulated other comprehensive income	—	—	11

Total members’ equity	59,312	57,693	62,023

Total liabilities and members’ equity	$59,851	$58,632	$234,143

Net book value per share	$0.50	$0.49	$0.52

Note:-

1)	The above figures at January 31, 2006 and September 30, 2006 are unaudited

2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006

3)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Eight Months Ended September 30 2006	One Month Ended January 31 2006	Nine Months Ended September 30 2005	Three Months Ended September 30 2006	Three Months Ended September 30 2005
REVENUES:
Interest	$1,848	$159	$2,186	753	965
Realized gain on available-for-sale securities	—	42	745	—	745
Dividends from Unquoted Investment	—	—	125	—	125
Other than temporary impairment of unquoted investment	—	—	(791)	—	(791)
Amortization of fixed income securities	—	—	(4)	—	(1)

	1,848	201	2,261	753	597

EXPENSES:
Investment expenses	—	—	98	—	45
Other operating expenses	417	4,515	3,829	64	1,483

	417	4,515	3,927	64	1,528

Profit/(Loss) from continuing operations before income taxes	1,431	(4,314)	(1,666)	689	(485)
Income taxes	(187)	—	(521)	(187)	(1,469)

Net Profit/(Loss) income from continuing operations	1,618	(4,314)	(2,187)	876	(1,954)
Discontinued operations:
Net income/(loss) from former subsidiary	—	(11)	(49,021)	—	(26,943)

Net Income/(Loss)	$1,618	$(4,325)	$(51,208)	$876	$(28,897)

EARNINGS PER SHARE
Profit/(Loss) income from continuing operations	$0.01	$(0.04)	$(0.02)	$0.01	$(0.02)
Income from discontinued operations	—	—	(0.41)	—	(0.23)

Basic and diluted net Profit/(Loss) income per share	$0,01	$(0.04)	$(0.43)	$0,01	$(0.25)

Weighted average number of shares outstanding	118,752	118,752	118,765	118,752	118,758

Note:-

1)	The above figures are unaudited

2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006

3)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts) (Unaudited)

	Eight Months Ended September 30 2006	One Month Ended January 31 2006	Nine Months Ended September 30 2005	Three Months Ended September 30 2006	Three Months Ended September 30 2005
Net (loss) income	$1,618	$(4,314)	$(51,208)	$876	$(28,897)
Other comprehensive (loss) income:
Net unrealized holding gains on available-for-sale securities	—	32	657	—	125
Less: reclassification adjustment for gains included in net income	—	(43)	(745)	—	(745)

Other comprehensive (loss) / income of continuing operations	—	(11)	(88)	—	(620)
Net unrealized holding losses on available-for-sale securities of subsidiary held for sale, net of tax	—	—	549	—	480

Other comprehensive (loss) / income	—	(11)	461	—	(140)

Comprehensive (loss) / income	$1,618	$(4,325)	$(50,747)	$876	$(29,037)

Note:-

1)	The above figures are unaudited

2)	The Company was placed into Members’ Voluntary Liquidation on 31st January, 2006

3)	The eventual amount to be returned to shareowners by way of a Final Liquidation Distribution is not yet known

See also condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

Nine Months Ended September 30, 2006 and 2005

(In thousands)

(Unaudited)

	Preference Stock	Common Stock		Treasury Stock		Contributed Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Members’ Equity
		Shares	Amount	Shares	Amount
Balance, January 1, 2005	$—	127,500	$12,750	(8,730)	$(158,755)	$37,650	$624,193	$(448)	$515,390
Net loss	—	—	—	—	—	—	(51,208)	—	(51,208)
Distribution Paid ($2.00 per share)	—	—	—	—	—	—	(237,540)	—	(237,540)
Repurchase and cancellation of shares	—	(8,742)	(874)	8,730	158,755	(37,650)	(120,257)	—	(26)
Net unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	461	461

Balance, September 30, 2005	—	118,758	$11,876	—	—	—	$215,188	$13	$227,077

Balance, January 1, 2006	—	118,758	$11,876	—	—	—	$50,136	$11	$62,023
Net Loss (1 month) to January 31, 2006	—	—	—	—	—	—	$(4,313)	—	$(4,313)
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	(11)	(11)
Repurchase and cancellation of shares	—	(8)	(1)	—	—	—	(4)	—	(5)

Balance, January 31, 2006	—	118,750	$11,875	—	—	—	$45,819	—	$57,694

Net Profit (8 months) to September 30, 2006	—	—	—	—	—	—	$1,618	—	$1,618

Balance, September 30, 2006	$—	118,750	$11,875	—	$—	$—	$47,437	$—	$59,312

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S.$ in thousands)

(Unaudited)

	Eight Months Ended September 30 2006	One Month Ended January 31 2006	Nine Months Ended September 30 2005
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss) income	1,618	$(4,313)	$(51,208)
Adjustments to reconcile net income to net cash expended by operating activities:
loss from former subsidiary	—	—	22,117
loss on sale of subsidiary	—	—	26,904
Realized gain on available-for-sale securities	—	(43)	(745)
Amortization of fixed income securities	—	—	4
Changes in assets and liabilities:
Interest receivable	—	—	(426)
Other assets	1,012	20,375	(11)
Accounts payable and other liabilities	(398)	(4,919)	6,915

Net cash flow provided by operating activities	2,231	11,100	4,341

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of available-for-sale investments	—	—	11,504

Net cash flow generated by investing activities	—	—	11,504

CASH FLOW FROM FINANCING ACTIVITIES:
Repurchase of shares	—	(5)	(26)
Liquidating distribution	—	(166,262)	(237,540)

Net cash flow used by financing activities	—	(166,267)	(237,566)

CASH FLOW FROM DISCONTINUED OPERATIONS
Proceeds from sale of subsidiary	—	—	170,500
Distribution from former subsidiary	—	—	200,000

Net cash flow used by discontinued activities	—	—	370,500

Net (decrease) increase in cash and cash equivalents	2,231	(155,167)	(148,779)
Cash and cash equivalents:
Beginning of period	$57,620	212,787	63,604

End of period	$59,851	$57,620	$212,383

Supplemental disclosures of cash flow information:
Cash paid during the period:
U.S. income taxes	$—	$—	$—
Interest	$—	$—	$—

See condensed notes to unaudited consolidated financial statements.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The results of operations for the nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

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

Interim financial statements are subject to possible adjustments in connection with the preparation of the Company’s financial statements for the full year; in the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

Except as described above, the financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All activity is recorded in U.S. dollars.

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

OVERSEAS PARTNERS LTD. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Transacted in U.S. Dollars)

The following is a discussion and analysis of our results of operations, financial condition, liquidity, and capital resources as of and for the nine months ended September, 2006 and 2005. Following the classification of OPRe as a subsidiary held for sale, the results of OPRe have been presented as discontinued operations in the statement of income in accordance with SFAS No. 144. The financial results for prior periods presented have been restated on a consistent basis.

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

RESULTS OF OPERATIONS

Summary of results:

(In thousands except for per share amounts)	Eight Months Ended September 30 2006	One Month Ended January 31 2006	Nine Months Ended September 30 2005	Three Months Ended September 30 2006	Three Months Ended September 30 2005
NET (LOSS) INCOME
Investment income	$1,848	$201	$2,261	753	1,043
Investment expenses	—	—	(98)	—	(45)
Other operating expenses	(417)	(4,515)	(3,289)	(64)	(1,483)

Net loss before taxes from continuing operations	1,431	(4,314)	(1,666)	689	(485)
Income tax benefit /(expense)	187	—	(521)	187	(1,469)

Net (loss) income from continuing operations	1,618	(4,314)	(2,187)	876	(1,954)

Net income from discontinued operations	—	(11)	(49,021)	—	(26,943)

Net (loss) income	1,618	$(4,325)	$(51,208)	876	(28,897)

Basic and diluted net (loss) income per share	—	—	$(0.43)	—	$(0.24)

Other operating expenses for the nine months ended September 30, 2006 were $5.0 million compared to $3.8 million for the nine months ended September 30, 2005. The increased operating costs reflect the expensing of the $4.0 million cost of purchasing Directors and Officers and Corporate Reimbursement runoff insurance coverage. Other operating expenses for the nine months ended September 30, 2005 consist of corporate expenses including payroll, insurance, shareowner costs and rent.

During the nine months ended September 30, 2005 we recorded an income tax expense of $0.5 million. This was due to a $1.4 million accrual for additional Massachusetts state taxes on the 2002 tax year, offset by the recovery of Massachusetts state taxes that were previously paid for the 2001 tax year but have now been recovered following the favorable resolution of a subsequent tax audit. For the nine months ended September 30, 2005 we incurred a net loss of $49.0 million from discontinued operations pertaining to OPRe, including an operating loss of $22.1 million and the loss on sale of $26.9 million. The operating loss was primarily due to $15 million of reserve strengthening on a residual value reinsurance program and a discount of $6.8 million provided to reinsurers for the commutation and settlement of a portion of OPRe’s aviation excess of loss protection.

Basic and diluted net loss per share was $0.43 for the nine months ended September 30, 2005 consisting of $0.02 loss per share from continuing operations and $0.41 loss per share from the discontinued operations of OPRe.

For the three months ended September 30, 2006 bank interest received was approximately $753,000 and administration expenses incurred were approximately $64,000 leading to a net profit for the three months ended September 30, 2006 of approximately $689,000.

Liquidity and Capital Resources

Sources of capital and liquidity

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short-term and long-term cash requirements of its business operations.

Since going into runoff, OPL has sold all of its real estate holdings, extinguished all indebtedness associated with the real estate investments, dissolved or sold all of its former real estate and reinsurance operating subsidiaries and settled all of its own reinsurance liabilities. As such, OPL’s ongoing liquidity needs are limited to operating overhead and costs associated with the winding-up and liquidation process. At September 30, 2006 the Company had approximately $59 million of cash. The joint liquidators believe that the current cash holdings are adequate for the payment of current creditors and future operating and liquidation expenses. Any excess capital will be returned to shareowners as liquidating distributions.

Cash and cash equivalents changed due to the following:

(In thousands)	Eight Months Ended September 30 2006	One Month Ended January 31 2006	Nine Months Ended September 30 2005
CASH FLOWS
Operating activities	$2,231	$11,100	$4,341
Investing activities	—	—	11,504
Financing activities	—	(166,267)	(237,566)
Discontinued operations	—	—	370,500

Net (decrease) increase in cash and cash equivalents	$2,231	$(155,167)	$148,779

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

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Joint Liquidators, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Joint Liquidators concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Date: November 1, 2006	OVERSEAS PARTNERS LTD. IN LIQUIDATION

	By:	/s/ Peter C.B. Mitchell
Peter C.B Mitchell
Joint Liquidator

	By:	/s/ Nigel J.S. Chatterjee
Nigel J.S. Chatterjee
Joint Liquidator